Form 10-K
period 2017-03-31
Hamilton Lane INC
filed 2017-06-27
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
For the transition period from _______________________ to ___________________________
Commission file number 001-38021
HAMILTON LANE INCORPORATED
(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	26-2482738 (I.R.S. Employer Identification No.)
Hamilton Lane Incorporated One Presidential Blvd., 4th Floor Bala Cynwyd, PA 19004 Telephone: (610) 934-2222 (Address of principal executive offices)
Registrant’s telephone number, including area code: (610) 934-2222
Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on March 31, 2017, based on the closing price of $18.67 for shares of the registrant’s Class A common stock as reported by the NASDAQ Stock Market, was approximately $285.1 million. The registrant has elected to use March 31, 2017 as the calculation date, because on September 30, 2016 (the last business day of the registrant’s second fiscal quarter), the registrant was a privately held company.
As of June 19, 2017, there were 19,266,421 shares of the registrant’s Class A common stock and 27,935,255 shares of the registrant’s Class B common stock outstanding.

This Annual Report on Form 10-K (“Form 10-K”) includes certain information regarding the historical performance of our specialized funds and customized separate accounts. An investment in shares of our Class A common stock is not an investment in our specialized funds or customized separate accounts. In considering the performance information relating to our specialized funds and customized separate accounts contained herein, prospective Class A common stockholders should bear in mind that the performance of our specialized funds and customized separate accounts is not indicative of the possible performance of shares of our Class A common stock and is also not necessarily indicative of the future results of our specialized funds or customized separate accounts, even if fund investments were in fact liquidated on the dates indicated, and there can be no assurance that our specialized funds or customized separate accounts will continue to achieve, or that future specialized funds and customized separate accounts will achieve, comparable results.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.
This Form 10-K may include trademarks, service marks or trade names of other companies. Our use or display of other parties’ trademarks, service marks, trade names or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of us by, the trademark, service mark or trade name owners.

Unless otherwise indicated, information contained in this Form 10-K concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources (including industry publications, surveys and forecasts), and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets that we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” the “Company,” “Hamilton Lane” and similar terms refer to Hamilton Lane Incorporated and its consolidated subsidiaries. As used in this Form 10-K, (i) the term “HLA” refers to Hamilton Lane Advisors, L.L.C. and (ii) the terms “Hamilton Lane Incorporated” and “HLI” refer solely to Hamilton Lane Incorporated, a Delaware corporation, and not to any of its subsidiaries.

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “believe” and similar expressions are used to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to our ability to manage growth, fund performance, risk, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to us; our ability to comply with investment guidelines set by our clients; the time, expense and effort associated with being a newly public company; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider with approximately $42 billion of assets under management (“AUM”), and approximately $300 billion of assets under advisement (“AUA”). We work with our clients to conceive, structure, build out, manage and monitor portfolios of private markets funds and direct investments, and we help them access a diversified set of such investment opportunities worldwide. Our clients are principally large, sophisticated, global investors that rely on our private markets expertise, deep industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the increasing complexity and opacity of private markets investing. While some maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. We were founded in 1991 and have been dedicated to private markets investing for more than two decades. We currently have approximately 290 employees, including over 90 investment professionals, operating throughout the United States and in London, Hong Kong, Rio de Janeiro, Seoul, Sydney, Tel Aviv and Tokyo. Substantially all of our employees have equity interests in our Company. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $33 billion of our AUM as of March 31, 2017.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $9 billion of our AUM as of March 31, 2017.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $300 billion of AUA as of March 31, 2017.

•	Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions from private equity funds. Since its inception as Shott Capital Management in 1991, our distribution management platform has managed over 23,300 distributions totaling over $18.1 billion worth of private equity distributions.

•
Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but occasionally on a stand-alone, fee-for-service basis. Private markets investments are unusually difficult to monitor, report on and administer, and our clients are able to benefit from our sophisticated infrastructure, which provides real-time access to reliable and transparent investment data, and our high-touch service approach, which allows for timely and informed responses to the multiplicity of issues that can arise. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database of private markets investment performance and our suite of proprietary analytical investment tools. Spanning 40 years and covering over 1,200 fund managers and approximately 3,300 funds, our database contains detailed information on over $3 trillion of private markets investments and over 50,000 portfolio companies.

Our client and investor base included over 350 institutions and intermediaries as of March 31, 2017, and is broadly diversified by type, size and geography. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investment programs. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Europe, the Middle East, Asia, Australia and Latin America. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 5% of management and advisory fee revenues. A significant portion of our revenue base is recurring and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients, providing highly predictable cash flows.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2017, we had AUM of approximately $42 billion, reflecting a 13% compound annual growth rate (“CAGR”) from March 31, 2013, and our AUM increased in each fiscal year during this timeframe. We had approximately $300 billion of AUA as of March 31, 2017, reflecting a 23% CAGR from March 31, 2013, and our AUA increased in each fiscal year during this timeframe.
Finally, we believe that our strong culture is a key factor driving our success in developing and maintaining high quality relationships with clients, prospects, other business partners and current/potential employees. We are proud that this culture has been recognized by several prominent trade organizations and publications through numerous awards. For example, we were one of a select group of companies named as a “Best Place to Work in Money Management” in 2016 by Pensions & Investments. Our firm is the only firm in the “Alternatives Manager” category that has appeared on this list every year since Pensions & Investments initiated this category in 2012. Additionally, the firm has received accolades from publications and organizations including Inc. (Hire Power Award: 2013; Fastest-Growing Private Companies in America: 2012 and 2016), Best Companies Group (Best Places to Work in PA: 2012-16) and the Philadelphia Business Journal (Advancing Women Company Award: 2014). We believe that our culture will continue to play an important role in supporting our future growth.
Our Market Opportunity
The alternative investing industry continues to see strong growth, with global alternative AUM reaching an all-time record of more than $7 trillion in 2014, up from approximately $1 trillion in 1999, according to the World Economic Forum’s July 2015 report Alternative Investments 2020 – The Future of Alternative Investments (“World Economic Forum Report”).
In particular, private markets AUM reached an all-time high of approximately $4 trillion in 2014, with private equity (which includes buyout and venture strategies) contributing approximately $2 trillion, according to the World Economic Forum Report. This increase in assets is driven by robust investor demand as institutional and retail investors look to diversify their portfolios to generate strong returns, reduce volatility and generate reliable income.
The historical and expected growth of the private markets demonstrates that these investment types attract significant new capital given that, unlike public equities, existing net asset value (“NAV”) in the private markets decreases over time as investments are realized and must be replaced if investors want to maintain allocation levels. Despite this factor, aggregate private markets AUM has experienced, and is expected to continue to experience, significant growth.
Several trends and developments have shaped the alternative investing industry and continue to serve as the primary drivers of our growth:
Private equity proven as a performance leader. Our proprietary database demonstrates that private equity has been a stronger-performing asset class than more traditional investments over a longer investment horizon. As such, we believe private equity is an attractive asset class for those pensions, endowments, sovereign wealth funds, smaller institutions and high-net-worth/retail investors that have longer-term horizons. Over the last ten years, private equity has generally outperformed other investment classes on both an absolute and risk-adjusted basis. Our proprietary database shows that as of December 31, 2016, private equity returns have surpassed public equity returns as measured by the Russell 3000 Index in five of the last ten years, by approximately 148 bps over a 10-year term and by approximately 408 bps over a 20-year term, reflecting a comparably high Sharpe ratio of 0.44 and 0.46, respectively. The Sharpe ratio is a measure for calculating risk-adjusted return and equals the average return earned in excess of the risk-free rate per unit of volatility or total risk. We believe that comparing the Sharpe ratio of private equity returns against the Sharpe ratio of other asset classes demonstrates the relative attributes of the private equity market. This attractive risk-return dynamic is one of the driving forces in the growth of private equity, as the majority of targeted investors are looking to increase allocations to this asset class. The following charts show investment return and Sharpe ratio by asset class from January 1, 2007 to December 31, 2016 and from January 1, 1997 to December 31, 2016, respectively.

Source: Hamilton Lane (May 2017). Indices used: Hamilton Lane All Private Equity with volatility de-smoothed (de-smoothing attempts to make the volatility of private equity quarterly appraisal valuations comparable to the volatility of exchange-traded asset classes); Russell 3000 Index; MSCI World ex US Index; MSCI Emerging Markets Index; Barclays Aggregate Bond Index; Credit Suisse High Yield Index; HFRI Composite Index; FTSE/NAREIT Equity REIT Index; Dow Jones-UBS Commodities Index. Geometric mean returns in USD. Assumes risk free rate of 2.8% and 4.0%, representing average yield of the 10-year treasury over the last 10 years and 20 years, respectively.
Increasing demand from institutional investors for private alternative investments. Robust demand for private alternative assets is driven in large part by (a) the struggle for investors to reach commonly sought target returns in excess of 6% through typical blends of public equity and fixed income investments; (b) strong performance by private markets investments relative to other asset classes and (c) institutional investors adapting to a range of macro factors, including the aging population in developed economies and monetary policies enacted in the wake of the global financial crisis.
Shifting structure of the investing landscape and inherent economies of scale. As the investing landscape shifts toward private assets, investors are faced with disproportionate fragmentation of market players and a highly complex set of potential investing opportunities as compared to traditional public equity or credit investing. Further, increasing regulatory scrutiny on private capital investing is expected to increase investors’ focus on investment monitoring, internal controls and compliance. Taken together, these factors favor investment solutions providers who have sufficient scale and reach to offer comprehensive global outsourcing and advisory services to potential investors.

Investors concentrating relationships among asset managers and advisors. Institutional investors, in particular, are moving towards focusing their relationships with money managers, advisors and solutions providers on fewer firms, each of which performs a broader array of services. This is driven by:

•
Desire to lower the expense ratio associated with investment programs, since concentrating business with fewer providers allows investors more negotiating leverage and efficiency in managing their portfolios.

•
Awareness that portfolios can be over-diversified by virtue of having too many managers and an increased desire to maintain appropriate diversification both across investment types and within asset classes.

•
Acknowledgment of the difficulties of building in-house resources capable of developing an in-depth understanding of the myriad choices of investment types and locations, as well as building relationships with the plethora of investment managers within each type.

•	The use of strategic partners to leverage additional knowledge and insights and to achieve quality extension of staff resources.
Rising demand for customized portfolio construction. In an era of heightened market volatility and economic uncertainty, institutional investors are increasingly reducing their exposure to traditional asset classes and strategies and to commingled structures where the actions or inactions of other investors can generate adverse and unanticipated effects. Instead, investors are allocating more capital toward customized products in search of risk-return optimization and specific investment outcomes. Investors are gravitating towards the ability to maintain investment portfolios that achieve the low-cost beta found in index strategies, as well as the alpha generated from diversified alternatives. This shift toward customized portfolio construction allows alternatives to play a more central role in the portfolio, acting to deliver a range of specific investment objectives for investors. To this point, the separate account model is becoming increasingly prevalent as this investment structure allows investors to maintain greater control over asset-level ownership, enabling specific exposures or hedges in customized portfolios.
Similar to public markets, private markets have become more diverse, attracting investors with different investment objectives. Large, sophisticated institutions often have nuanced preferences in investment priorities, capabilities and vehicle and manager types that differ from those of smaller institutions. These different investor segments also have varying product preferences even within the private markets area, with larger investors embracing more illiquid opportunities and smaller investors seeking access to less illiquid alternatives. The spectrum of investors includes large public pension funds, sovereign wealth funds, smaller institutions and high-net-worth/retail investors. As a result, there is a growing focus on investor preferences across different investor segments, with capital allocators operating in this environment increasingly catering to a diverging set of investor needs. We believe the ability to create customized portfolios to address those varied needs is powerful, as it attracts more investors to the asset class and allows us to be a value-added partner.
Increasing importance of big data and sophisticated analytics in private markets. Data systems, and the attendant monitoring and analytical tools, in the private markets investing industry lag far behind those in others, especially the public investment markets. While public markets investors can access a wealth of data available electronically and on-demand, and can utilize broad suites of cutting-edge investment monitoring and analytical tools, the private markets are hampered by data inefficiency, manual entry and a massive shortage of sophisticated portfolio reporting and advisory solutions. Firms with advanced data and analytics capabilities will be best able to meet investors’ increasing demand for seamless, coordinated, rich and easy digital access with readily operable monitoring and analytical tools attached. In addition, many investors now require the ability to respond transparently and quickly to reporting requests and demand enhanced risk management functions. This requires a firm-wide data infrastructure that identifies, extracts and aggregates financial data across multiple global sources. Most organizations do not have an adequate technology infrastructure to respond to these escalating demands. Therefore, we believe that the ability to harness proprietary private markets data with a sophisticated technology-enabled infrastructure will increasingly become a competitive advantage.
Growth in defined contribution, retail and similar pools of investable assets seeking access to private market returns. In recent years, defined contribution retirement plans in the United States and abroad and other retail-like pools of assets have grown significantly. As with more traditional and institutional pools of capital, these investors are also seeking higher-returning investment options than those generally perceived to be available in traditional asset classes. Large segments of the investor universe find it difficult to access private markets investment opportunities because of the scarcity of data, the relative lack of transparency and the lack of available liquidity mechanisms. Further, the structural complexity surrounding long fund lives with limited liquidity, lack of daily valuation and capital drawn as needed creates funding and administration challenges, as well as regulatory and structural impediments. In recent years, some progress has been made to bridge this gap via the creation of “liquid alternatives” vehicles and other programs. We expect that these types of investors will play an increasingly significant role in private markets fundraising in the coming years.
Our Competitive Strengths
Since our inception in 1991, we have grown to become a leading private markets solutions provider. We believe the following competitive strengths allow us to capitalize on industry trends and position us well for future growth:
Pioneering, industry-leading and full-service manager of customized separate accounts for private markets alternatives. We offer a comprehensive, full-service model to our clients who are seeking a customized solution to private markets investing. We believe we were pioneers in the private markets separate account business and understand well that private markets investors have varying risk-return appetites and specific needs across a wide range of private markets asset classes. Therefore, a one-size-fits-all approach is less desirable for these clients. We expect that there will be an ongoing demand by the largest institutional investors (e.g., sovereign investors) for made-to-order offerings with greater customization. We believe our dedicated client teams, comprehensive full-service model and capabilities across a broad range of private markets asset classes continue to put us at the forefront of the offerings.
We generally offer customized separate account and advisory clients a full-service, integrated approach to creating and managing private markets investment programs. These programs are unique in many ways and require specialized expertise in almost every aspect of their initiation, operation and assessment, and clients benefit from receiving a fully integrated service package. Our broad-based and deep expertise in strategic planning, structuring and setting up of investment vehicles, analysis and assessment of fund managers, portfolio construction, legal services, monitoring, reporting, benchmarking, custodial arrangements, data aggregation and customized analytics allow us to offer what essentially amounts to a “turnkey” solution to clients wishing to build private markets exposure in their investment portfolios. In addition, many of our customized separate account and advisory clients also invest in our specialized funds to gain exposure outside of primary fund commitments.
Global, fully integrated and diversified private markets investment solutions. From our origins in U.S.-based buyouts and venture capital fund investing, we have expanded our capabilities over the years to encompass a full suite of private markets capabilities that span multiple countries, investment strategies and types, and risk and return profiles. This expansion has reflected our clients’ developing needs to reach more broadly across the globe and varying investment types while simultaneously focusing their relationships with asset managers on those service providers who can help them in multiple areas. As a result, over 40% of our clients utilize multiple of our products and services. In addition, the introduction of specialized funds tailored to specific geographies, to meet investors’ liquidity and risk requirements and to capitalize on certain market opportunities, has enabled investors of all sizes to broaden and, in some ways, more specifically customize their private markets portfolio. This has been an important part of our growth recently and is largely a result of our global network, influence with investment managers and ability to respond to investors’ needs.
With approximately 44% of our fiscal year 2017 management and advisory fee revenues coming from clients based outside of the United States, we are well-positioned to continue to take the lead in, and benefit from, the ongoing globalization of the alternative asset management industry in general and private markets alternatives in particular. Investors are generally more willing and able to institute and manage more complete private markets investment programs in their home countries than in foreign jurisdictions. Such investment programs feature unusual risk and return characteristics, meaningful challenges to gathering and interpreting information, obstacles to identifying and building relationships with underlying managers, and complex legal, tax, regulatory and currency aspects, among other issues, all of which are more difficult to manage at a distance. With six non-U.S. offices, we have a meaningful presence around the globe, which allows us to cover all regions that offer investable opportunities in the private markets. We serve clients and investors from over 35 countries and have deployed capital in 88 countries across a wide range of private markets investment strategies. In 2016, we conducted over 1,500 meetings with clients or general partners. Our strong global position allows our clients to confidently outsource to us the management of investment programs that stretch beyond their home markets.
Demonstrated investment performance track record for our clients driven by our differentiated investment philosophy and process. Our discretionary accounts, including our specialized funds, have performed well above their benchmarks and, over the last 10 years, have outperformed the Public Market Equivalent (“PME”) by almost 600 bps on a realized gross IRR basis. Since their inception, our discretionary accounts have generated positive returns for our clients and have outperformed the MSCI World PME every vintage year. We believe that our investment performance success is attributable to a number of factors. These include our substantial, seasoned and dedicated investment teams, our standardized investment processes and procedures, and our global and pan-industry approach to investing, all of which leverage our significant research capabilities and our proprietary databases and analytical tools. Our teams use our leading market position, our long-standing experience in private markets investing and our vast array of relationships worldwide to source and diligence investment opportunities from around the globe and in every applicable private markets asset class. Our processes and procedures have been developed and refined over many years of experience in successful private markets investing. Our commitment to industry-agnostic measures of investment risk and global access to opportunities has allowed us to maintain a dispassionate perspective to which we credit the consistency of our investment performance. Finally, our research capabilities, databases and tools enable us to look at the private markets investment universe with both (i) a broad perspective that allows us to make observations and identify trends in the macroeconomic environment in general and the private markets asset management industry in particular and (ii) a granular focus at the manager, geographic, industry and asset levels that allows us to conduct in-depth analyses and appropriate peer comparisons of specific investment opportunities.
Leading market position poised to capitalize on a large and growing market. We have a leading market position among the world’s largest institutional investors. Including all discretionary investments and commitments made by us, non-discretionary client commitments into our broadly recommended funds, and non-discretionary client commitments into funds for which we have written the client-specific report and have an existing relationship with the general partner or the fund, we directed or significantly influenced approximately $24.7 billion in primary private markets investments, approximately $1.2 billion in private markets co-investments and approximately $0.7 billion in secondary private markets investments. This totals approximately $27 billion of private markets investments in 2016, which we believe is more than any other institution or intermediary in the world. Several of our advisory clients rank among the largest private markets limited partners in the world, and as a result of our significant AUM and AUA, we have strong access to the world’s leading fund managers across a multitude of investment strategies. We believe we influence more primary commitments to private equity funds globally than any other market participant. This also translates into our ability to negotiate attractive investment terms for our clients as well as unique and proprietary deal flow, which benefits our specialized fund program. Our leading market position, large capital scale, global footprint and customized investment solutions cater well to the strengthening of our market share in the alternative asset management sector.
Preeminent data and analytics capabilities driven by scale and information advantage. Our deep industry knowledge allows expert navigation of an increasingly complex menu of alternative investment options. Given our long history in the market, we believe we have developed one of the largest sets of data in the industry, reflecting nearly four decades of private markets fund investments. This contrasts with the lack of efficient data systems and sophisticated portfolio and advisory solutions in the private markets investment industry more broadly and provides us with a competitive advantage. Our extensive proprietary data and analytics drive our investment selection decisions and deliver highly customized insights and services to our clients. Our dedicated research team leverages our proprietary database to provide our clients with valuable insights by performing in-depth quantitative analysis. Covering over 1,200 fund managers and approximately 3,300 funds, our database contains detailed information on over $3 trillion of private markets investments and over 50,000 portfolio companies. Our ability to deploy our data advantage by providing real-time information through our technology-driven reporting and analytics infrastructure delivers our clients a differentiated set of transparent and highly valued data services. These services enhance our ability to retain clients and foster our client relationships, which further supports our cross-selling efforts of tailored investment solutions.
In addition to continually expanding our own database, we develop strategic partnerships with, and opportunistically seek minority stakes in, innovative solutions providers such as iLevel (data collection and reporting), DealCloud (investment workflow management), Black Mountain (allocation software) and Bison Cobalt (benchmarking and diligence). In doing so, we gain access to innovative technology for our own use and benefit from the positive reputational effects associated with the application of this technology.
Well-diversified platform and client base. We have a broad set of capabilities to serve large and sophisticated institutions and smaller institutions alike, each having different needs in investment priorities and services. We believe that many of our clients’ programs are among the best private markets programs in the world. Our clients are well diversified by type, size and geography, with approximately 44% of our fiscal year 2017 management and advisory fee revenues coming from clients located outside the United States. Our revenues stem from various asset types in multiple geographic regions, with no single client representing more than 5% of management and advisory fee revenues. For the year ended March 31, 2017, our top 10 clients generated approximately 26% of management and advisory fee revenues, and our top 20 clients generated approximately 39% of management and advisory fee revenues. Refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements for further detail on our total revenues by geographic regions.

Highly attractive financial profile with strong growth trajectory. We participate in an industry that is growing. Given our leading market position and strong reputation in investing and client service, our goal is to exceed the industry’s growth rate, driving continued expansion of our recurring fee revenue base in customized separate accounts and specialized funds. Our earnings model has been tested through different economic cycles. The long-lived, stable nature of our capital enhances the resiliency of our business model and leads to highly visible and recurring revenue streams. For example, we were able to deliver revenue and operating earnings growth throughout the 2008-2009 global financial crisis. We grew revenues from approximately $50 million for the year ended March 31, 2007 to approximately $180 million for the year ended March 31, 2017.
Seasoned management team aligned with investors and award-winning culture. We have an experienced global team of over 90 investment professionals that is focused solely on private markets investing. Our senior management team averages over 23 years of investment experience, 13 years of tenure together at Hamilton Lane and over 19 years in the private markets industry. Our management and employees are aligned with investors through ownership. Prior to our initial public offering (“IPO”), management and employees owned approximately 85% of the business, and today nearly every employee owns equity in our Company. In addition, we have committed approximately $215 million alongside our clients as of March 31, 2017. We also have an award-winning corporate culture. We were named as a “Best Place to Work in Money Management” in 2016 by Pensions & Investments and were the only firm in the “Alternatives Manager” category that has appeared on this list every year since the category’s inception in 2012. As of March 31, 2017, approximately 40% of our employees were women including over 30% of employees serving in senior roles. This strong representation of women in our workforce led the Forum of Executive Women to recognize us as a Top Global Company for the Professional Advancement of Women.

Organizational Structure

Initial Public Offering and Reorganization

On March 6, 2017, we closed an IPO of 13,656,250 shares of our Class A common stock at a public offering price of $16.00 per share, which includes 1,781,250 shares issued pursuant to the underwriters’ over-allotment option. The net proceeds totaled $203.2 million after deducting underwriting commissions of $15.3 million and before offering costs of approximately $5.8 million. The net proceeds were used to purchase 11,156,250 newly issued Class A Units in our operating company, HLA, for $166.0 million, and 2,500,000 Class A units from existing HLA owners for $37.2 million.

Hamilton Lane Incorporated is a holding company with no direct operations. Our principal asset is our equity interest in HLA. We serve as the managing member of HLA and operate and control all of its business and affairs.

In connection with the IPO, we completed a series of reorganization transactions that included the following:

•
the limited liability company agreement of HLA was amended and restated (as amended, the “HLA Operating Agreement”) to, among other things, (i) effect a reverse split of existing membership interests; (ii) exchange all of the then-existing membership interests of the members of HLA for Class B and Class C units, (iii) reclassify all membership interests held by us as Class A units, and (iv) appoint us as the sole managing member of HLA;

•
our certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock and Class B common stock, (ii) set forth the voting rights of the Class A common stock and Class B common stock, and (iii) establish a classified board of directors;

•	certain HLA members exchanged their HLA units for 3,899,169 shares of Class A common stock of HLI;

•	HLI issued to the Class B unitholders of HLA one share of HLI Class B common stock for each Class B unit that they owned, in exchange for a payment of its par value; and

•	HLI entered into an exchange agreement with the direct owners of HLA pursuant to which they will be entitled to exchange HLA units for shares of our Class A common stock on a one-for-one basis.

See Note 1 to the consolidated financial statements included in Part II, Item 8 and “Related-Party Transactions” included in Part III, Item 13 for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO, which we refer to collectively as the “Reorganization.”

Structure Chart

Our IPO was conducted through what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the existing owners when they ultimately exchange their pass-through interests for shares of Class A common stock. The below chart summarizes our current organizational structure.

Class B Holders(1)
Direct HLI Stockholders(2)
Public Investors
Class B common stock
93.5% voting interest
de minimis economic interest
Class A common stock(2)
24.5% economic interest
1.9% voting interest
Hamilton Lane Incorporated
Class A common stock
75.5% economic interest
4.6% voting interest
Class A units(3)
Sole Managing Member
34.4% economic interest
Class B units(1)
53.2% economic interest
Class C Holders(1)
Class C units(1)
12.4% economic interest
Hamilton Lane Advisors, L.L.C.

(1)
The Class B Holders and Class C Holders are pre-IPO owners of our business who continue to hold their interests directly in HLA. Class B units and Class C units may be exchanged for shares of Class A common stock pursuant to and subject to the restrictions set forth in the exchange agreement.

(2)	As part of the Reorganization, the other members of HLA exchanged their ownership interests of HLA for 3,899,169 shares of Class A common stock and hold these shares directly.

(3)
We hold all of the Class A units of HLA, representing the right to receive approximately 34.4% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.

Class A and Class B Common Stock

Economic Rights
Holders of Class A common stock are entitled to full economic rights, including the right to receive dividends when and if declared by our board of directors, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.
Holders of Class B common stock are entitled only to receive the par value of the Class B common stock upon exchange of the corresponding Class B unit for a share of Class A common stock.
Voting Rights
Except as provided in our certificate of incorporation or by applicable law, holders of Class A common stock and Class B common stock vote together as a single class. Our Class A common stock entitles the holder to one vote per share. Our Class B common stock entitles the holder to ten votes per share until a Sunset becomes effective. After a Sunset becomes effective, each share of Class B common stock will then entitle the holder to one vote.
A “Sunset” is triggered by any of the following: (i) Hartley R. Rogers, Mario L. Giannini and their respective permitted transferees collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units and Class C units have been exchanged for Class A common stock); (ii) Mr. Rogers, Mr. Giannini, their respective permitted transferees and employees of us and our subsidiaries cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock; (iii) Mr. Rogers and Mr. Giannini both voluntarily terminate their employment and all directorships with HLA and us (other than by reason of disability, incapacity or retirement, in each case as determined in good faith by our board of directors, or death); or (iv) the occurrence of the later of March 31, 2027 or the end of the fiscal year in which occurs the fifth anniversary of the death of the second to die of Mr. Rogers and Mr. Giannini. A Sunset triggered under clauses (i), (ii) and (iii) during the first two fiscal quarters will generally become effective at the end of that fiscal year, and a Sunset triggered under clauses (i), (ii) and (iii) during the third or fourth fiscal quarters will generally become effective at the end of the following fiscal year. A Sunset pursuant to clause (iv) will become effective on the occurrence of the latest event listed in clause (iv), unless a Sunset is also triggered under clause (i) or (ii) that would result in an earlier Sunset, in which case the earlier Sunset will result.

If Mr. Rogers or Mr. Giannini voluntarily terminates his employment and directorships as contemplated by clause (iii) after the death of the other, then the Sunset will become effective on the timing set out in clause (iii). Otherwise, a voluntary termination as to only one of them will result in a Sunset becoming effective on the timing set out in clause (iv). Because a Sunset may not take place for some time, or at all, certain of the Class B Holders will, by virtue of their voting control of us and the stockholders agreement described below, continue to control us for the near future.

Our Class B common stockholders collectively hold approximately 93.5% of the combined voting power of our common stock. As described in “Related-Party Transactions” in Part III, Item 13, certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLA Investments, LLC, our controlling stockholder. The parties to the stockholders agreement control over 90% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

When a Class B Holder exchanges Class B units for the corresponding number of shares of our Class A common stock or, at our option, for cash, it will result in the redemption and cancellation of the corresponding number of shares of our Class B common stock in exchange for a cash payment of the par value of such shares and, therefore, will decrease the aggregate voting power of our Class B Holders.
Business Strategy
The alternative investment industry has experienced significant and consistent growth, which we expect to continue and contribute to our future growth. Given our leading market position and strong reputation in investing and client service, our objective is to continue to leverage the following strategic advantages to exceed the industry growth rate.
Develop innovative private markets solutions. Many of our clients engage us because of our ability to create customized programs that meet their particular investment needs and provide access to a broad spectrum of private markets investment opportunities. We believe that a broad range of solutions across almost every private markets asset class enables us to remain a leader in structuring private markets investment portfolios and to continue to provide the best solutions for our existing and future clients. We intend to continue to meet our clients’ demands for alternative investments via primary, secondary and direct/co-investment opportunities, which provide attractive return characteristics, as well as innovative specialized fund products, while at the same time allowing us to benefit from economies of scale. We intend to further develop our solutions offerings to meet our clients’ evolving needs and respond to changing market conditions. Continued expansion into adjacent asset classes will allow us to further broaden our solutions capabilities, diversify our business mix and allow us to benefit from growth in private markets asset classes, such as private debt.
Expand distribution channels. We continue to build a scalable, cost-effective global institutional sales organization, which provides us with a strong local presence in several markets. Our sales organization comprises a 40-person team across our business development and product groups dedicated to marketing our services and products globally. In addition, we intend to increase our profile with influential intermediaries that advise individual and institutional clients, particularly small and medium-sized institutions and high-net-worth families and family offices. We anticipate that new accounts sourced through these intermediaries will be an important component of our future growth. We may also enter into strategic distribution partnerships with financial institutions in certain geographical regions and market sectors to gain access to their captive client bases. As we continue to explore different ways to access alternative distribution channels, we are also acting as “sub-advisor” for financial intermediaries with significant distribution strength. In this role, we perform a range of investment services from portfolio construction to investment management, while the distribution partner focuses on product distribution and client service. In the context of these partnerships, the distribution partner often aims to provide its clients with products under its own brand, which we achieve by rebranding our existing offerings or by creating customized offerings carrying the distribution partner’s name. We anticipate increasing sub-advisory opportunities as we continue to target high-net-worth individuals and families.
Diversify and grow client base. We intend to continue to expand our relationships with existing clients and also intend to capitalize on significant opportunities in new client segments globally, such as smaller institutions and high-net-worth investors. We believe these investors offer an attractive opportunity to further diversify and grow our client base because many of them only recently have begun to invest in, or increase their allocations to, alternative investments.
Expand private markets solutions and products to defined contribution, retail and similar pools of investable assets. We have been providing private markets investment solutions and products to defined contribution retirement plans and similar entities for several years. We believe we are pioneers in the creation, distribution, and management of products that are designed to serve these types of investors, such as specialized secondaries, direct/co-investments and specialty credit strategies. Many of our defined contribution retirement plan clients are based outside of the United States, ranging across Australia, Europe, and Latin America, among other geographies. While these clients tend to have lower private markets allocations than those of defined benefit pension plans, their comfort with, interest in and allocations to private markets alternative investments have tended to increase over time. We also believe that the ongoing and significant refinements in the areas of private markets data and benchmarking, fields where we believe we play a leading role, will address some of the concerns that these investors have historically had on the perceived opacity of private markets assets and foster sustained growth momentum in this area. Therefore, we intend to continue to develop, market and manage investment solutions and products specifically aimed at helping these investors create appropriately structured private markets alternatives programs.
Expand globally. During the past 15 years, we have substantially grown our global presence, both in terms of clients and investments, by expanding our international offices as well as our client presence. We have built a significant presence to serve clients in Europe, Latin America, the Middle East, Asia and Australia, and we operate globally in London, Hong Kong, Rio de Janeiro, Seoul, Sydney, Tel Aviv and Tokyo. In each of these places, we serve major institutional clients, and we review and commit capital to established local private markets funds on behalf of our clients. Our aim is to continue expanding our global presence through further direct investment in personnel, development of client relationships and increased investments with, and direct and co-investments alongside, established private markets fund managers.
We believe that many institutional investors outside the United States are currently underinvested in private markets asset classes and that capturing capital inflows into private capital investing from non-U.S. global markets represents a significant growth opportunity for us. We think that investors from developing regions will increasingly seek branded multi-capability alternative investment managers with which to invest. We believe that geographically and economically diverse non-U.S. investors will require a highly bespoke approach and will demand high levels of transparency, governance and reporting. We have seen this pattern developing in many places, including Europe, the Middle East, Latin America, Australasia, Japan, South Korea, Southeast Asia and China, and have positioned ourselves to take advantage of it by establishing local presences with global investment capabilities.
In this context, today’s largest alternative fund managers are expected to continue their growth trajectory and diversification, establishing presences in an increasing number of high-growth geographies. We intend to continue building relationships with fund managers around the world and to position ourselves to participate in the growth of the global private markets. We believe we are uniquely capable of pursuing the opportunities arising from increased allocations among institutional investors and the rapid wealth creation globally among high-net-worth individuals because of our strong brand recognition, multi-office resources, experienced team of investment professionals and comprehensive suite of products and services.
Leverage proprietary databases and analytics to enhance our existing service offerings and develop new products and services. When compared to more liquid investment areas, the private markets industry is characterized by the limited availability and inconsistency of quality information. We believe that the general trend toward transparency and consistency in private markets reporting will create new opportunities for us. We intend to use the advantages afforded to us by our proprietary databases, analytical tools and deep industry knowledge to drive our performance, provide our clients with customized solutions across private markets asset classes, develop new and unique products, including those targeting investors (such as retail and high-net-worth investors) that require more timely and standardized information or prefer investments with different liquidity and duration characteristics, and develop new service offerings and revenue generating opportunities, especially in the monitoring, reporting and benchmarking arenas. We expect that our data and analytical capabilities will play an important role in continuing to differentiate our products and services from those of our competitors.
Investment Types
We provide our clients access to private markets investment opportunities diversified across financing stages, geographic regions and industries through the three investment types described below.

•
Primary Investments. Primary investments are investments in private markets funds at the time the funds are initially launched. We apply the same rigorous analytical process to all primary investment opportunities for advisory accounts, customized separate accounts and specialized funds. In most cases, fund managers seeking institutional capital actively market their funds to us due to our broad client base and market position. We regularly review and discuss investment opportunities with customized separate account clients, certain of which have discretion over final investment decisions. Advisory clients often request that we review funds that are marketed directly to the clients or with which the clients have an existing relationship. For advisory clients, we may issue a report recommending in favor of or against an investment in each fund that we review.

At the time we commit capital to a fund on behalf of our specialized funds or customized separate accounts, investments the fund will make are generally not known and investors typically have very little or no ability to influence the investments that are made during the fund’s investment period. Accordingly, an accurate assessment of the manager’s capabilities is essential for investment success. Primary funds usually have a contractual duration of between 10 and 15 years, with the capital deployed over a period of typically four to six years. For advisory and customized separate account clients, our investment recommendations and decisions are designed to achieve specific portfolio construction and return objectives mutually developed by us and the clients. In most cases, these objectives include a diversified portfolio, built over a period of at least several years, focused on specific markets (for example, the United States, Europe, Asia or “rest of world”), and include some or all of the major private markets asset classes, such as private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. Portfolios constructed in this manner tend naturally to avoid concentrations in particular industries or small geographic regions. Subject to specific client investment guidelines, we rarely invest in “first time” funds unless the management team has previously worked successfully together and built a credible and impressive track record.

•
Secondary Investments. Secondary investments are investments in private markets funds through secondary market purchases of existing fund interests from existing limited partners in those funds. The private secondary market is a non-regulated private market in which buyers and sellers directly negotiate the terms of transactions. The secondary market has grown dramatically in the last 20 years and today provides a reliable liquidity option for owners of private markets interests as well as attractive buying opportunities for secondary investors. Institutional investors utilize the secondary market for strategic portfolio rebalancing, rationalizing overlapping positions resulting from mergers and acquisitions or providing liquidity when facing cash constraints.
Our secondary approach is differentiated from traditional secondary market players as a result of our large primary fund business. We are able to leverage our strong and deep relationships with private markets fund managers to identify potential secondary opportunities. Through these relationships, we have greater access to information, which enables us to act quickly when evaluating a potential secondary opportunity. In addition, our reputation as a longstanding, value-added limited partner with significant access to primary capital makes us an attractive buyer from the fund manager’s perspective. Further, because we have capital available from our specialized funds and customized separate accounts, we have flexibility to invest in secondary transactions of various sizes on behalf of our clients. For these reasons, we are often able to consider transactions from fund managers on a proprietary basis as a preferred buyer. We also generate deal flow from brokers and co-investors. We are often approached as a potential secondary investor because fund managers are likely to approve a sale to us and because of our intimate knowledge of the private markets fund manager community. In addition, we generate deal flow through regular attendance at annual fund meetings and industry conferences, as well as a proactive program of contacting fund investors that we believe might wish to sell their interests.
Secondary transactions typically fall within the following categories:

◦
Single Funds: These transactions are often too small for the larger secondary funds and brokers and can be accessed through proprietary or less competitive sourcing methods. The relatively modest size of our secondary funds, market knowledge and relationships with general partners make us an ideal buyer in these transactions.

◦
Subset Portfolios: In these transactions, we typically target a multi-fund portfolio with limited information and/or transfer restrictions. By creating subset portfolios around restricted funds, we are able to serve as a solutions provider to investors and brokers while accessing transactions with favorable competitive dynamics.

◦
Structured/Direct Transactions: These transactions typically involve the direct purchase of companies alongside an existing or new manager, including fund manager spin-outs and fund manager restructurings. We are an attractive partner to managers seeking to build relationships with potential future primary investors.

•
Direct/co-investments. Direct/co-investments are direct investments alongside private markets funds in underlying portfolio companies. Our direct/co-investment strategy starts with actively soliciting the managers of private markets funds in which we have made investments to offer our specialized funds and customized separate accounts all direct/co-investment opportunities that may arise from their investment operations. While we utilize our current relationships to generate deal flow, we also actively develop relationships with less familiar private markets fund managers to source significant deal flow. In fact, approximately 60% of our direct/co-investment deal flow over the last 10 years came from general partners that we did not broadly recommend. The value proposition for general partners to offer co-investments to us falls into three primary categories: (1) we can be a source of additional capital for deals that may otherwise be too large for general partners seeking targeted diversification; (2) a co-investment can present an opportunity for a general partner to further develop their relationship with us, one of the largest providers of capital to the private markets; and (3) we believe we are increasingly viewed as a strategic investor in some manner (e.g., geographic assistance, industry knowledge and brand reputation). In addition to private markets fund managers, relationships are developed with other sources of deal flow, including limited partners, brokers, service providers, placement agents and other professional contacts. Our originations process is designed to generate significant deal flow, while capitalizing on our various data management tools and research to select only the most attractive opportunities. We often utilize capital available from our specialized funds and customized separate accounts to fund attractive direct/co-investment opportunities.
The investment team analyzes and considers each deal to select those opportunities that best suit the direct/co-investment funds’ investment objectives and create an appropriate diversity of investment type, industry, geography and manager. We generally make direct/co-investments on a parallel basis with the private markets funds and managers leading the investments, by purchasing similar securities on similar terms with exit provisions that allow the direct/co-investment funds through which we invest to realize their investments at the same time and on a pro rata basis.

•
Strategic Opportunities funds: Our Strategic Opportunities funds are short duration, private markets funds that seek to create a portfolio of opportunistically oriented, private markets investments that generate attractive risk-adjusted returns through a flexible and diversified investment strategy. The funds seek to invest across the entire capital structure and primarily utilize credit direct/co-investments, as well as tail-end secondary investments, to create a portfolio biased toward shorter-duration exposures and downside protection, including a current yield component. The Strategic Opportunities funds also may seek to layer into the portfolio construction opportunistic investments, including unique equity positions and investments in areas of market dislocation. These funds leverage our existing platform to generate additional attractive deal flow.

Investment Process and Monitoring
We believe that our investment performance success is attributable to a number of factors, including our seasoned, dedicated investment teams and our methodical approach to investing, which leverages our significant research capabilities and database. Likewise, our strong access to a large number of attractive private markets investment opportunities combined with a rigorous due diligence process allows for a highly selective investment approach.
We intend to engage in active portfolio management by building concentrated portfolios that are well-positioned to generate cash yield within the early years of the specialized fund’s or customized separate account’s life, reaching target allocation in a shorter time period and reducing risk exposure. We seek to identify top-tier sponsors and investment opportunities and develop a prudently diversified portfolio focused on attractive risk-adjusted returns across various strategies, geographies and investment and security types.
Our investment team includes over 90 investment professionals and is divided into five dedicated teams for primary investments, secondary investments, direct/co-investments, real assets and research. Our primary fund investment committee comprises 11 individuals. Secondary, direct/co-investment and real assets have their own discrete investment committees, although there is significant overlap among committee members. Across the firm, there are 17 individuals who are members of at least one of our investment committees.
Our investment process has six key steps: investment origination; preliminary screening; due diligence evaluation; financial analysis; investment evaluation and decision-making; and negotiation, documentation and closing. Each step is described below:

•
Investment Origination. Fund managers raising new funds and seeking institutional investors typically market their funds directly to us. For secondary investments and direct/co-investments, we aggressively pursue attractive opportunities through our network of fund manager relationships, consultants and, to a lesser extent, third-party distributors.

•
Preliminary Screening. For primary fund investment opportunities, including real estate, the screening process consists of a formal review of any private placement memorandum that we receive from a prospective fund manager. A screening memo is prepared by the fund investment team and the investment committee makes a decision whether to proceed to due diligence or decline the investment opportunity. For secondary and direct/co-investment opportunities, each investment is evaluated by the respective investment teams and the most attractive opportunities are reviewed in a formal screening process by the investment committee.

•
Due Diligence Evaluation. For primary fund investments that proceed past the initial screening process, we meet in person with the fund manager. A meeting memo prepared by the investment team based on the meeting is presented to the investment committee for a formal vote. If we elect to move forward, we issue a detailed questionnaire to the fund manager. We subsequently conduct a site visit at the fund manager’s office. Lastly, we prepare a final investment report, which provides details on the manager’s performance, merits and issues, as well as in-depth analysis of the portfolio.

Among the direct/co-investment opportunities we review, only the most attractive move to more intensive due diligence. The initial due diligence may include meeting and interviewing management and company personnel, multiple meetings and discussions with the lead sponsor, review of materials and reports developed by the private markets fund manager and external consultants to evaluate the investment and engaging additional advisors when appropriate. In addition, we conduct industry and competitive analyses and a risk analysis on the opportunity.

•
Financial Analysis. All investment opportunities that pass the initial due diligence review undergo a quantitative, rigorous financial and valuation review. For primary investments, financial analysis includes a thorough review of the fund manager’s historical track record, in which we seek to identify the drivers of return.

Our secondary investment analysis involves both a bottom-up and a top-down analysis of each potential investment. The bottom-up analysis calculates individual values for each underlying portfolio company within the fund. The top-down analysis focuses on assessment of the markets, both public and private, as well as a rigorous review of the fund manager. This review includes historical returns, average holding periods, investment style and risk profile. These two separate analyses are then combined and weighted in order to calculate an offering price for the portfolio.
For direct/co-investments, the company financial projections are studied, as well as the prospective capital structure and credit risk, and sensitivity analyses of the direct/co-investment’s projected returns.

•
Investment Evaluation and Decision-Making. Throughout the due diligence process, the investment team meets periodically with members of the investment committee in an iterative, dynamic “give and take” process leading to the investment decision stage.

For primary investments, the investment committee votes on each opportunity three times before it is formally approved: (i) at the screening stage; (ii) after the initial meeting; and (iii) when the final due diligence report is completed. At each stage, the investment team prepares a memorandum to the committee summarizing the diligence efforts to that point. The investment is then discussed formally by the investment team and the investment committee members to determine if it is attractive enough to move forward or, in the last stage, make an investment.
For secondary investments and direct/co-investments, the investment committee processes are more iterative. Opportunities are reviewed in investment committee meetings, and the discussion among the investment teams and the committee guides the diligence process. As the diligence process progresses, the investment committee makes the decision of whether to continue working on the transaction or to decline. At the final decision stage, a formal vote is required from the investment committee to make an investment.

•
Negotiation, Documentation and Closing. Upon recommendation of an investment, we attend to all aspects of the negotiation, documentation and closing processes. Our in-house legal team is mobilized to review the transaction documents, including, in the case of direct/co-investments, the governing documents of the direct/co-investment vehicle and stockholders or comparable agreement setting forth the rights of the direct/co-investors. Throughout the documentation and closing process, the investment team and the legal team work closely together to maximize economic terms and legal rights and protections for our clients and our specialized funds.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through December 31, 2016 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
When considering the data presented below, you should note that the historical results of our discretionary investments are not indicative of the future results you should expect from such investments, from any future investment funds we may raise or from an investment in our Class A common stock, in part because:

•	market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;

•	the performance of our funds is generally calculated on the basis of NAV of the funds’ investments, including unrealized gains, which may never be realized;

•	our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;

•	our newly established funds may generate lower returns during the period that they take to deploy their capital;

•
in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in private markets alternatives and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and

•	the performance of particular funds also will be affected by risks of the industries and businesses in which they invest.

The historical and potential future returns of the investment funds we manage are not directly linked to returns on our Class A common stock. Therefore, you should not conclude that continued positive performance of the investment funds we manage will necessarily result in positive returns on an investment in our Class A common stock. As used in this discussion, IRR is calculated on a pooled basis using daily cash flows. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. See “—Performance Methodology” below for more information on how our returns are calculated.
Historical Returns of Discretionary Investments
Our discretionary accounts across investment strategies have performed well above their benchmarks. On a gross, realized 10-year time-weighted rate of return basis, our discretionary accounts have outperformed the MSCI World PME by almost 600 bps. The 10-year timeframe is the standard window over which we look at time-weighted returns. Since their inception, our discretionary accounts have generated positive returns for our clients and have outperformed the MSCI World PME every vintage year. This outperformance has led to significant value creation for investors in our discretionary accounts.
We believe that our investment performance success is attributable to a number of factors, including our seasoned, dedicated investment teams and our methodical but industry-agnostic approach to investing, which leverages our significant research capabilities and database. Likewise, our strong access to a large number of attractive private markets investment opportunities combined with a rigorous due diligence process allows for a highly selective investment approach.
Specialized Fund Performance
We organize, invest and manage primary, secondary and direct/co-investment funds. Our funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. Below is performance information across our various specialized funds. All of these funds are globally focused, and they are grouped by the investment strategy utilized.
Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	271 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,117 bps
PEF V	2003	135	113	1.8	17.1%	1,176 bps	1,219 bps
PEF VI	2007	494	382	1.6	14.2%	370 bps	670 bps
PEF VII	2010	262	52	1.6	23.8%	798 bps	1,203 bps
PEF VIII	2012	427	1	1.2	14.0%	587 bps	1,144 bps
PEF IX	2015	462	—	—	—	—	—
Secondaries
Pre-Fund	—	—	363	1.5	17.2%	1,326 bps	1,135 bps
Secondary Fund I	2005	360	247	1.4	8.8%	470 bps	623 bps
Secondary Fund II	2008	591	484	1.6	23.7%	869 bps	1,227 bps
Secondary Fund III	2012	909	145	1.8	39.9%	2,475 bps	2,925 bps
Secondary Fund IV	2016	1,074	—	—	—	—	—
Co-investments
Pre-Fund	—	—	239	1.9	21.7%	1,716 bps	1,610 bps
Co-Investment Fund	2005	604	342	1.5	6.5%	74 bps	258 bps
Co-Investment Fund II	2008	1,195	562	2.4	23.2%	1,146 bps	1,475 bps
Co-Investment Fund III	2014	1,243	15	5.0	136.0%	12,860 bps	13,393 bps
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	9	1.5	44.8%	4,060 bps	4,438 bps
Strat Opps 2016	2016	214	7	1.1	42.9%	3,757 bps	4,088 bps

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	271 bps	(31) bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,117 bps	654 bps
PEF V	2003	135	132	1.7	1.6	14.7%	10.1%	901 bps	421 bps	961 bps	474 bps
PEF VI	2007	494	503	1.6	1.6	12.4%	9.7%	183 bps	(53) bps	485 bps	245 bps
PEF VII	2010	262	260	1.4	1.3	14.3%	9.7%	90 bps	(375) bps	504 bps	29 bps
PEF VIII	2012	427	254	1.1	1.1	10.0%	5.3%	27 bps	(480) bps	448 bps	(73) bps
PEF IX	2015	462	159	1.1	1.1	16.1%	12.7%	376 bps	(172) bps	762 bps	168 bps
Secondaries
Pre-Fund	—	—	363	1.5	N/A	17.2%	N/A	1,326 bps	N/A	1,135 bps	N/A
Secondary Fund I	2005	360	353	1.3	1.2	5.8%	4.4%	168 bps	(2) bps	354 bps	176 bps
Secondary Fund II	2008	591	569	1.6	1.5	20.9%	15.0%	566 bps	(32) bps	931 bps	321 bps
Secondary Fund III	2012	909	759	1.3	1.3	21.5%	17.6%	990 bps	562 bps	1,437 bps	1,018 bps
Secondary Fund IV	2016	1,074	287	1.1	1.4	34.8%	>100%	2,064 bps	8,463 bps	2,318 bps	8,909 bps
Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.4%	N/A	1,655 bps	N/A	1,559 bps	N/A
Co-Investment Fund	2005	604	577	1.1	1.0	1.7%	0.3%	(421) bps	(590) bps	(213) bps	(387) bps
Co-Investment Fund II	2008	1,195	1,129	2.0	1.8	20.4%	16.3%	854 bps	436 bps	1,209 bps	786 bps
Co-Investment Fund III	2014	1,243	805	1.2	1.1	22.7%	15.8%	1,316 bps	662 bps	1,764 bps	1,063 bps
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.2	1.2	18.1%	14.1%	803 bps	392 bps	1,164 bps	764 bps
Strat Opps 2016	2016	214	142	1.1	1.1	19.2%	20.3%	295 bps	294 bps	786 bps	759 bps

Overall Discretionary Track Record
Our discretionary track record includes all specialized funds (except as noted below) and customized separate accounts managed by Hamilton Lane for which Hamilton Lane retains a level of discretion for the investment decisions, as of December 31, 2016. The results described in this Form 10-K include all secondary fund investments (except as noted below), as well as primary fund investments where a specialized fund or multiple customized separate accounts participated in an investment. Our discretionary track record does not include co-investments or investments made on behalf of two accounts that we no longer manage. As of December 31, 2016, the chart below represents investments of $37.3 billion. In total, we had $46.4 billion in investments for all discretionary accounts since 2000, of which $41.6 billion represents primary and secondary commitments and $4.8 billion represents co-investments.

The index presented for comparison in the above chart is the MSCI World, calculated on a PME basis. The PME calculation methodology assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called by, or distributed from, the underlying fund managers, as applicable.
As shown above, our discretionary accounts across investment strategies have performed well above their benchmarks and, on a gross, realized 10-year time-weighted rate of return basis, have outperformed the PME by almost 600 bps. In general, younger vintages in the private markets experience the so-called “J-Curve.” The J-Curve is an industry term that derives from the graphical pattern exhibited by some key metrics used to gauge the performance of private markets investments. Specifically, the J-Curve commonly refers to attributes such as negative cash flows in the initial years after commitments are made (to fund investments as they are identified) and valuations held at, or near, cost during the initial periods following the investment.
Our positive IRR performance in our younger vintages is a reflection of our investment strategies, which intentionally attempt to mitigate the J-Curve often prevalent in private markets portfolios. Our clients often see our ability to mitigate the J-Curve as an attractive aspect of our offering.

Performance Methodology
The indices presented for comparison are the S&P 500 and the MSCI World, calculated on a PME basis. We believe these indices are commonly used by private markets investors to evaluate performance. The PME calculation methodology allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called and distributed from the underlying fund managers. The S&P 500 Index is a total return capitalization-weighted index that measures the performance of 500 U.S. large cap stocks. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 1,600 world stocks that is designed to measure the equity market performance of developed markets.
Our IRR represents the pooled IRR for all discretionary track record investments within the relevant vintage year for the period from inception to December 31, 2016. The returns are net of management fees, carried interest and expenses charged by the underlying fund managers, but do not include our management fees, carried interest or expenses. Our IRR would decrease with the inclusion of our management fees, carried interest and expenses. We have calculated and presented these returns on a pooled basis using daily cash flows, where vintage years with larger amounts committed to investment have a proportionately larger impact on returns. Performance results for the most recent vintage years are considered less meaningful due to the short measurement period, the incurrence of fees and expenses and the absence of significant distributions, or the “J-Curve.” Horizon returns are calculated on a point-to-point basis over the specified time periods. The contributions, distributions and remaining asset values at the beginning and ending dates of the horizon periods are used in calculating these returns.
The “Realized IRR” represents the pooled IRR for those discretionary track record investments that we consider realized for purposes of our discretionary track record, which are investments where the underlying investment fund has been fully liquidated, has generated a distributions to paid-in capital ratio (“DPI”) greater than or equal to 1.0 or is older than six years and has a residual value to paid-in capital ratio (“RVPI”) less than or equal to 0.2. Hamilton Lane Secondary Realized includes investments that have been fully liquidated, have a DPI greater than or equal to 1.0 or a RVPI less than or equal to 0.2. Hamilton Lane Realized Co-Investment and Hamilton Lane Realized Strategic Opportunities include investments that have been fully liquidated or have a DPI greater than or equal to 1.0. “Unrealized” includes all investments that do not meet the aforementioned criteria. DPI represents total distributions divided by total invested capital. RVPI represents the remaining market value divided by total invested capital. “Capital Invested” refers to the total amount of all investments made by a fund, including commitment-reducing and non-commitment-reducing capital calls. These realized investments represent $10.6 billion of the $37.3 billion of total commitments included in the overall discretionary track record. “Multiple” represents total distributions from underlying investments to the fund plus the fund’s market value divided by total contributed capital. “Gross Multiple” is presented net of management fees, carried interest and expenses charged by the fund managers of the underlying investments.
The “Total IRR” represents the pooled IRR for all discretionary track record investments and is measured for the 5-, 7- and 10-year periods ending December 31, 2016.
The “Pre-Fund Gross IRR” represents the IRR of all Pre-Fund investments, assuming that the commitment amount for each investment was equal. The Gross IRR is calculated on a pooled basis from the inception of the first Pre-Fund investment through December 31, 2016 and is presented gross of fees and expenses, since net pre-fund performance cannot be calculated because Pre-Fund investments were made in different vehicles that have different fee structures. Pre-Fund investments are investments we made opportunistically on behalf of specialized funds or customized separate accounts before we established specialized funds dedicated specifically to secondary investments or direct/co-investments.

Specialized fund and pre-fund performance does not include ten funds-of-funds that have investor-specific investment guidelines.
As of June 7, 2017, the date this track record was generated, approximately 98% of December 31, 2016 fund-reported market valuations had been received from fund managers. For all other funds represented in this track record, we use the “Adjusted Market Value” methodology, which reflects the most recent reported market value from the fund managers adjusted for interim net cash flows through December 31, 2016. This performance is subject to change as additional December 31, 2016 reported market values are received from the fund managers. A fund’s market value contains unrealized investments. Valuations of unrealized investments are based on valuations by the underlying managers. The actual realized returns on unrealized investments will depend on factors other than the original cost, such as the value of the assets and market conditions at the time of disposition, any related transaction costs, and the timing and manner of sale, all of which may differ from the assumptions on which the valuations contained herein are based. Accordingly, the actual realized returns on these unrealized investments may differ materially from the assumed returns indicated herein.
Certain of our specialized funds utilize revolving credit facilities, which provide capital that is available to fund investments or pay partnership expenses and management fees. Borrowings may be paid down from time to time with investor capital contributions or distributions from investments. The use of a credit facility affects the fund’s return and magnifies the performance on the upside or on the downside.
Assets Under Management and Advisement
As of March 31, 2017, we had total AUA and AUM of approximately $342 billion, of which $42 billion represents AUM from our customized separate accounts and specialized funds, and $300 billion represents AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
AUM
Our AUM comprises primarily the assets associated with our customized separate accounts and specialized funds. We classify assets as AUM if we have full discretion over the investment decisions in an account. We calculate our AUM as the sum of:

(1)	the NAV of our clients’ and funds’ underlying investments;

(2)	the unfunded commitments to our clients’ and funds’ underlying investments; and

(3)	the amounts authorized for us to invest on behalf of our clients and fund investors but not committed to an underlying investment.
Management fee revenue is based on a variety of factors and is not linearly correlated with AUM. However, we believe AUM is a useful metric for assessing the relative size and scope of our asset management business.

Our AUM has grown from approximately $26 billion as of March 31, 2013 to approximately $42 billion as of March 31, 2017, representing a CAGR of 13%. The following chart summarizes this growth.
AUA
Our AUA comprise assets from clients for which we do not have full discretion to make investments in their account. We generally earn revenue on a fixed fee basis on our AUA client accounts for services including asset allocation, strategic planning, development of investment policies and guidelines, screening and recommending investments, legal negotiations, monitoring and reporting on investments and investment manager review and due diligence. Advisory fees vary by client based on the amount of annual commitments, services provided and other factors. Since we earn annual fixed fees from the majority of our AUA clients, the growth in AUA from existing accounts does not have a material impact on our revenues. However, we view AUA growth as a meaningful benefit in terms of the amount of data we are able to collect and the degree of influence we have with fund managers.
Assets related to our advisory accounts have increased from approximately $133 billion as of March 31, 2013, to approximately $300 billion as of March 31, 2017, representing a CAGR of 23%. Our AUA clients are predominately large institutional investors with 48% of AUA related to public pension funds and 43% related to sovereign wealth funds. Our AUA is diversified across geographies with 50% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2013.
Diversification of Assets
Given our goal of achieving strong investment returns and portfolio diversification for clients, investments are made across multiple private markets sub-asset classes, including corporate finance/buyout, growth equity, venture capital, mezzanine, distressed debt and other special situation funds (e.g., industry-focused funds and multi-stage funds). Because we have a considerable volume of investment opportunities globally, we selectively invest not only across sub-asset classes, but also across all major geographic regions, including North America, Europe, Asia, Australasia, Latin America, the Middle East and Africa.

Fee-Earning Assets Under Management
We view fee-earning AUM as a metric to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and NAV of our customized separate accounts and specialized funds depending on the fee terms. Substantially all of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
Our calculations of fee-earning AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of fee-earning AUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.
As of March 31, 2017, our fee-earning AUM was $27 billion compared to $42 billion in AUM. The difference is due primarily to $13 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by $1 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $3 billion is non fee-earning AUM.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2013.
Our Clients
Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Europe, the Middle East, Asia, Australia and Latin America. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
As of March 31, 2017, our client and investor base included over 350 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 5% of management and advisory fee revenues. Approximately 44% of our fiscal year 2017 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our revenue base is recurring and, based on the long-term nature of our funds as well as long-term relationships with many of our clients, provides highly predictable cash flows. For the year ended March 31, 2017, our top 10 clients generated approximately 26% of management and advisory fee revenues, and our top 20 clients generated approximately 39% of management and advisory fee revenues.
Sales and Marketing
Our business development group consists of approximately 20 employees around the world, including in the United States, United Kingdom, Hong Kong, Japan, South Korea, Brazil, Israel and Australia. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in less developed private equity markets such as Asia and Australia. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we use third-party distributors in Asia and Latin America (other than Brazil).
Our business development group is responsible for identifying and contacting prospective clients for our products and services. Our sales people also work directly with consultants that advise smaller and medium-size institutional investors, which often rely on the consultants for advice in the alternative investment area. Following the initial round of meetings and presentations, prospective advisory and customized separate account clients and specialized fund investors that wish to learn more about us often visit our offices with a team to conduct in-depth due diligence of our firm. Our business development people lead this process, coordinate meetings, and continue to be the prospective client’s principal contact with us through the decision-making process.
Client Service
Our client service group includes approximately 80 employees located in the United States, United Kingdom, Japan, Hong Kong, Brazil, Israel and South Korea. At the beginning of the engagement for each advisory account and customized separate account, a member of the relationship management group is assigned as the principal contact person with that client. The relationship managers take primary responsibility for working with the clients to design their strategic plans and to implement those plans in accordance with investment guidelines agreed to by us and the clients. The relationship managers work directly with our allocation committee to ensure that all investment opportunities that are appropriate for their clients are considered. The relationship managers communicate and meet regularly with their clients to discuss potential investments that we are currently considering, funds expected to be raised in the next 12 months, the current status of the clients’ portfolios, investment strategies and overall market conditions.
Within the client service group, our portfolio management services group is dedicated to tracking and reporting on primary investments, secondary investments and direct/co-investments that we manage for our clients. This group also uses the services of third-party administrators and analysts, particularly with respect to specialized funds. We maintain a disciplined investment monitoring process designed to adapt portfolio allocation to enhance returns in our advisory and customized separate account portfolios, as well as in our specialized funds. Once a primary or secondary investment is closed, we have frequent conversations with private markets fund managers, hold periodic in-person meetings and attend annual meetings and advisory board meetings. This process generally is led by members of the investment team but also includes members of the relationship management team as well as other members of the senior management team. We have more than 350 active advisory board seats on behalf of our clients and participate on numerous valuation committees.
Our team of professionals closely follows the activities and investments in clients’ portfolios. The team measures adherence to the stated strategies and limited partnership agreement terms. The team is in regular contact with fund managers, which allows for early detection of potential issues and timely development of constructive recommendations.
We actively track and report on each investment and on overall portfolios. We provide clients with comprehensive and customized quarterly and annual reports. iLevel, our online, interactive client reporting platform, affords clients always available, secure, Internet-based access to their portfolios. Clients can download timely information on cash flows, adjusted valuations, adjusted capital account schedules, underlying portfolio company information and other data provided by private markets fund managers or developed internally by our in-house reporting team.
Fees and Other Key Contractual Terms
Customized Separate Accounts
We enter into written contracts with each of our customized separate account clients. Within agreed-upon investment guidelines, we generally have full discretion to buy, sell or otherwise effect investment transactions involving the assets in the account, in the name and on behalf of the client, although in some cases certain clients have the right to veto investments. Our discretion generally includes decisions related to, among other matters: voting securities; entering into and terminating contracts; commencing, settling or discontinuing claims or actions; exercising options, conversion or subscription rights; whether to join, dissent from or oppose the reorganization, recapitalization, liquidation, merger, sale, mortgage, pledge or lease of any securities or other property constituting a part of the committed capital; depositing the committed capital with any protective, reorganization or similar committee and paying expenses of such committees and assessments on deposits with them; entering into brokerage accounts in the name of the client; and generally taking or refraining from taking any other action related to the investment or reinvestment of the committed capital. The discretion to invest committed capital generally is subject to investment guidelines established by our clients or by us in conjunction with our clients.
Fees. While the specific terms of our contracts vary significantly from client to client, generally our customized separate account clients are charged asset-based fees annually on committed or net invested capital. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. For some customized separate accounts, we charge clients annual fixed fees, and, in certain cases, we earn an incentive fee based on realized gains, particularly when the investment strategies include secondary investments and direct/co-investments. In certain cases, we provide advisory services and therefore we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts, and therefore we also receive incentive fees based on realized gains of investments in our specialized funds under their terms. We reduce the management fees on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
Duration and Termination. Customized separate account contracts have varying durations of up to 12 years or indefinite lives, and typically can be terminated by our clients for any reason generally upon 30 to 90 days’ notice or can only be terminated for specified reasons. Some contracts provide for termination on shorter or longer notice. Some contracts provide for penalty fees to be paid to us if termination occurs before the end of the stated term in the absence of cause. See “Risk Factors—Risks Related to Our Business—Customized separate account and advisory account fee revenue is not a long-term contracted source of revenue and is subject to intense competition” included in Part I, Item 1A of this Form 10-K.
Structure. Most of our customized separate accounts are simple contractual arrangements involving an investment management agreement between us and the client. In some cases, at the client’s request, we establish a separate investment vehicle, generally a limited partnership with the client as the sole limited partner and a wholly owned subsidiary of HLA as the general partner. Our capital commitment to the limited partnership is usually 1% of total capital commitments but in certain cases may be higher or lower. We manage the limited partnership under an investment management agreement between the partnership and us. The limited partnership generally is formed in Delaware or a non-U.S. jurisdiction, such as the Cayman Islands, in accordance with the client’s specifications. We manage all aspects of the limited partnership, utilizing the services of third parties as needed, including administrators and custodial banks. Our fees for these customized separate accounts are substantially the same as customized separate accounts that do not involve a separate investment vehicle.
Specialized Funds
Since 1997, we have sponsored 17 primary funds, four secondary funds, five direct/co-investment funds, three Strategic Opportunities funds and one Small Business Investment Company fund. The terms of each fund vary. We have described below the key terms of these funds.
Capital Commitments. Investors in our specialized funds generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available and to fund operational expenses and other obligations. The commitments are generally available for investment for three to six years, during what we call the commitment period. However, our Strategic Opportunities funds have one- to two- year commitment periods and, in the case of one of our direct/co-investment funds, the investors do not commit capital at the commencement of the fund but rather have the right to make their own investment decisions as to each investment opportunity that we present to them. We typically have invested the capital committed to our funds, other than our Strategic Opportunities funds, over a three to five-year period.
Structure. We conduct the management of our specialized funds primarily through structures in which limited partnerships organized by us accept commitments or funds from investors. The investors become limited partners in the funds and a separate entity that we form and control acts as the general partner. Our capital commitment to the limited partnership is generally 1% of total capital commitments. HLA, to which we refer as the “Manager,” generally serves as the investment manager of our funds. The Manager is registered as an investment advisor under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). Responsibility for helping a fund’s general partner with all aspects of the day-to-day operations of the fund generally is delegated to the Manager pursuant to an investment management agreement. The material terms of our investment management agreements relate to the scope of services to be rendered by the Manager to the applicable funds and certain rights of termination. The funds themselves do not register as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), in reliance on exemptions from such registration.
The Manager generally makes all decisions concerning the making, monitoring and disposing of investments pursuant to authority delegated by the specialized fund’s general partner. The limited partners take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by us as the Manager in our sole discretion pursuant to authority delegated by the general partner, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner for cause or effect an early dissolution by supermajority vote, or in certain cases by a simple majority vote. In addition, the governing agreements of our funds typically require the suspension of the commitment period if, depending on the fund, between two and ten designated principals of the Manager cease to devote sufficient professional time to or cease to be employed by the Manager, often called a “key man event”, or in connection with certain other events discussed under “—Duration, Redemption and Termination.” See “Risk Factors—Risks Related to our Business—Our ability to retain our senior management team and attract additional qualified investment professionals is critical to our success” included in Part I, Item 1A of this Form 10-K.
Management Fees. We earn management fees based on a percentage of limited partners’ capital commitments to, or net invested capital in, our specialized funds. The management fee during the commitment period is charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management fee for the preceding year or charged on net invested capital. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments or if the limited partners are investors in our other funds. Management fees would be reduced in the event that any monitoring, consulting, investment banking, advisory, transaction, directors’ or break-up or similar fees are paid to the fund’s general partner, the Manager or any of their affiliates or principals.
Incentive Fees. The incentive fees charged by our specialized funds are generally referred to as “carried interest.” Our primary funds invest the majority of their capital in other private markets funds on a primary basis, and certain of our primary funds earn carried interest on these investments. To the extent that our primary funds also directly make secondary investments and direct/co-investments, they generally earn carried interest equal to a fixed percentage of net profits, subject to a compounded annual preferred return in respect of those investments. Carried interest from these primary funds is earned on a “full return” basis when all invested capital and the applicable preferred return has been received or on a “deal-by-deal” basis when all capital invested and the applicable preferred return has been received either on all realized investments or on each individual investment.
For each of our secondary funds, direct/co-investment funds and Strategic Opportunities funds, we generally earn carried interest equal to a fixed percentage of net profits, subject to a compounded annual preferred return that varies based on fund type. In our secondary funds, we generally earn carried interest on a full-return basis. In the case of certain of our direct/co-investment funds and our Strategic Opportunities funds, we earn carried interest on a deal-by-deal basis.
If, upon the final distribution of any of our specialized funds from which we earn carried interest, the relevant fund’s general partner has received cumulative carried interest in excess of the amount to which it would be entitled from the profits calculated for such investments in the aggregate, or if the limited partners have not received distributions equal to those to which they are entitled, the general partner will return such part of any carried interest to the limited partners as is necessary to ensure that they receive the amounts to which they are entitled, less taxes on the carried interest. We refer to these provisions as “clawbacks.” Most of our funds that provide for carried interest require a full return of capital and expenses to investors before any carried interest is paid to us, which minimizes the risk of a clawback obligation.

Duration, Redemption and Termination. Our specialized funds, other than our Strategic Opportunities funds, generally terminate 10 to 14 years after either the first or last date on which a limited partner is admitted to the fund, or, in the case of certain funds, terminate on a specified anniversary date. Our main primary, secondary and direct/co-investment funds have an average term of approximately 12 years. Our Strategic Opportunities funds terminate five years after the last date on which a limited partner may be admitted to the fund. Our funds are generally subject to extension for up to two years at the discretion of the general partner and thereafter if consent of the requisite majority of limited partners or, in some cases, the fund’s advisory committee is obtained.
Limited partnership interests in our specialized funds are not subject to redemption prior to termination of the funds. Termination or dissolution of the funds and the suspension of their commitment periods, however, can generally be accelerated upon the occurrence of certain customary events, including key man events, bankruptcy and similar events and the occurrence of fraud, willful malfeasance or gross negligence and other similar events. Such funds also may be terminated upon the affirmative vote, depending on the fund, of 75% to 85% of the total limited partner interests entitled to vote.
Advisory Services
We enter into written contracts with each of our advisory services clients. Advisory service clients are generally charged annual fixed fees, which vary depending on the services we provide. In limited cases, advisory service clients are charged basis point fees annually based on the amounts they have committed to invest pursuant to their agreements with us. In other cases where our services are limited to monitoring and reporting on investment portfolios, clients are charged a fee based on the number of investments in their portfolio. We generally do not earn incentive fees based on advisory contracts.
Our advisory services contracts have various durations ranging from one year to indefinite terms. A majority of our advisory service contracts have durations of approximately three years and renew at the option of the client at the end of the stated term. Advisory contracts can typically be terminated by our clients for any reason upon short notice, generally 30 to 90 days, although some contracts provide for termination on shorter or longer notice or can only be terminated for specified reasons. Advisory contracts with governmental pension plans typically are subject to a renewal process involving our submission of information in response to a request for proposal (“RFP”) issued by the client. We submit extensive, detailed information pursuant to the RFP procedures on a confidential basis, often in competition with other investment advisors bidding on the contract. In these cases, we generally do not know the identity of the other bidders or the substance of their proposals. The RFP procedures prohibit communications between bidders and the issuer of the RFP relating to the proposals during the bidding process.
Distribution Management
We enter into written contracts with each of our distribution management clients. These clients engage us to manage the liquidation of publicly traded securities that they receive as distributions from funds in which they are investors. Our agreements provide for either “managed liquidation” where the securities are sold within 90 days after distribution or “active management” where the securities are sold over a longer period.
Distribution management clients are charged basis point fees on either the net proceeds received from the sale of their securities or the aggregate amount of a client’s managed assets and vary depending on whether the account is for managed liquidation or active management services. Alternatively, active management clients may elect an incentive fee structure under which they are charged an asset-based fee plus an incentive fee based on net realized and unrealized gains and income net of realized and unrealized losses. The incentive fee is then credited to a notional account, and we are entitled to a fixed percentage of any positive balance in the notional account on an annual basis. The remaining portion of any positive balance in the notional account is carried forward to the following year. If the incentive fee calculation results in a negative amount in a given year, that amount is applied to reduce the balance in the notional account. We are not required to repay any negative balance in the notional amount.
Distribution management contracts have varying durations, some with indefinite terms, and typically can be terminated by our clients for any reason generally upon 30 to 90 days’ notice. Some contracts provide for termination on shorter or longer notice.
Competition
We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. With respect to our specialized funds, we primarily compete with the alternative asset management businesses of a number of large international financial institutions and established local and regional competitors based in the United States, Europe and Asia, including managers offering funds-of-funds, secondary funds and direct/co-investment funds in the private markets. Our principal competition for customized separate accounts is mostly other highly specialized and independent private markets asset management firms. We compete primarily in the advisory services area of the business with firms that are regionally based and with a select number of large consulting firms for whom private markets investments is only one, often small, portion of their overall business.
In order to grow our business, we must be able to compete effectively to maintain our existing client base and attract additional clients in advisory services, customized separate account and specialized fund areas of the business. Historically, we have competed principally on the basis of the factors listed below:

•	Global access to private markets investment opportunities through our size, scale, reputation and strong relationships with private markets fund managers;

•	Brand recognition and reputation within the investing community;

•	Performance of investment strategies;

•	Quality of service and duration of client relationships;

•	Ability to provide cost effective and comprehensive range of services and products; and

•	Clients’ perceptions of our independence and the alignment of our interests with theirs created through our investment in our own products.
The asset management business is intensely competitive, and in addition to the above factors, our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees.

Legal and Compliance
Our legal team includes 11 attorneys located primarily in our corporate headquarters in Bala Cynwyd, Pennsylvania, five of whom are in our main legal group, three of whom are in our primary fund investment group and three of whom are in our secondary direct/co-investment group. Most of our customized separate account clients and certain of our advisory clients rely on us to review, analyze and negotiate the terms of the documents relating to primary, secondary and direct/co-investments. Working together with our investment teams, our attorneys negotiate directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct/co-investments. Our attorneys also review and make recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our legal team is responsible for preparing, reviewing and negotiating all documents relating to the formation and operation of our funds. We utilize the services of outside counsel as we deem necessary.
Our compliance team consists of seven employees, and our chief compliance officer reports to our general counsel. Our chief compliance officer has day-to-day management responsibility for the compliance team, which also includes four compliance officers, a senior analyst and an analyst. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton Lane Securities, LLC, our SEC- and FINRA-registered broker-dealer affiliate through which we offer interests in our specialized funds.
Regulatory Environment
Our business is subject to extensive regulation in the United States at both the federal and state level. Under these laws and regulations, the SEC and relevant state securities authorities have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business if it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations, censures and fines.
SEC Regulation
HLA is registered as an investment advisor with the SEC. As a registered investment advisor, it is subject to the requirements of the Investment Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. The Investment Advisers Act regulates the assignment of advisory contracts by the investment advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of HLA to comply with the requirements of the Investment Advisor Act or the SEC could have a material adverse effect on us.

Our customized separate accounts and specialized funds are not registered under the Investment Company Act because we only form customized separate accounts for, and offer interests in our specialized funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act.
ERISA-Related Regulation
Some of our specialized funds are treated as holding “plan assets” as defined under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of investments in those funds by benefit plan investors. By virtue of its role as investment manager of these funds, HLA is a “fiduciary” under ERISA with respect to such benefit plan investors. ERISA and the Code impose certain duties on persons that are fiduciaries under ERISA, prohibit certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and provide monetary penalties for violations of these prohibitions. With respect to these funds, HLA relies on particular statutory and administrative exemptions from certain ERISA prohibited transactions, which exemptions are highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The failure of HLA or us to comply with these various requirements could have a material adverse effect on our business.
In addition, with respect to other investment funds in which benefit plan investors have invested, but which are not treated as holding “plan assets,” we and HLA rely on certain rules under ERISA in conducting investment management activities. These rules are sometimes highly complex and may in certain circumstances depend on compliance by third parties that we do not control. If for any reason these rules were to become inapplicable, we and HLA could become subject to regulatory action or third-party claims that could have a material adverse effect on our business.
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the EU, the European Economic Area (“EEA”), the individual member states of each of the EU and EEA, Australia, Brazil, Hong Kong, Israel, Japan and South Korea, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements.
Employees
We currently have approximately 290 employees, including over 90 investment professionals. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Item 1A. Risk Factors
In addition to the other information set forth in this Form 10-K, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations. The risks described below are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may negatively affect our business, financial condition or results of operations.
Risks Related to Our Business
The historical performance of our investments should not be considered as indicative of the future results of our investments or our operations or any returns expected on an investment in our Class A common stock.
Past performance of our specialized funds and customized separate accounts or the investments that we recommend to our advisory clients is not necessarily indicative of future results or of the performance of our Class A common stock. An investment in our Class A common stock is not an investment in any of our specialized funds or customized separate accounts. In addition, the historical and potential future returns of specialized funds and customized separate accounts that we manage are not directly linked to returns on our Class A common stock. Therefore, you should not conclude that continued positive performance of our specialized funds, customized separate accounts or the investments that we recommend to our advisory clients will necessarily result in positive returns on an investment in our Class A common stock. However, poor performance of our specialized funds or customized separate accounts could cause a decline in our revenue, and could therefore have a negative effect on our performance and on returns on an investment in our Class A common stock.
The historical performance of our funds should not be considered indicative of the future performance of these funds or of any future funds we may raise, in part because:

•	market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;

•	the performance of our funds is generally calculated on the basis of NAV of the funds’ investments, including unrealized gains, which may never be realized;

•	our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;

•	our newly established funds may generate lower returns during the period that they initially deploy their capital;

•
in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in private markets alternatives and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and

•	the performance of particular funds also will be affected by risks of the industries and businesses in which they invest.

The success of our business depends on the identification and availability of suitable investment opportunities for our clients.
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of funds in which our specialized funds, customized separate accounts and advisory accounts invest. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the private markets fund managers with which we invest. Past returns of our specialized funds, customized separate accounts and advisory accounts have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets, and there can be no assurance that our specialized funds, customized separate accounts, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions. Further, there can be no assurance that the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.
Competition for access to investment funds and other investments we make for our clients is intense.
We seek to maintain excellent relationships with general partners and managers of investment funds, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and co-investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers and intermediaries.
Customized separate account and advisory account fee revenue is not a long-term contracted source of revenue and is subject to intense competition.
Our revenue in any given period is dependent on the number of fee-paying clients in such period. Our customized separate account and advisory account business operates in a highly competitive environment where typically there are no long-term contracts. While clients of our customized separate account and advisory account businesses may have multi-year contracts, many of these contracts are terminable upon 30 to 90 days’ advance notice to us. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial advisors and financial institutions and other causes. Moreover, a number of our contracts with state government-sponsored clients are secured through such government’s RFP process, and can be subject to periodic renewal. If multiple clients were to exercise their termination rights or fail to renew their existing contracts and we were unable to secure new clients, our customized separate account and advisory account fees would decline materially. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and materially and adversely affect our business, financial condition and results of operations.
Our failure to deal appropriately with conflicts of interest could damage our reputation and materially and adversely affect our business.
As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our advisory and investment management businesses. For example, we may recommend that various advisory clients invest in specialized funds managed by our investment management business. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. As a registered investment advisor, we owe our clients a fiduciary duty and are required to provide disinterested advice. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds and reluctance of our existing clients to continue to do business with us.
We have obligations to investors in our specialized funds and customized separate accounts and may have obligations to other third parties that may conflict with your interests.

Our subsidiaries that serve as the general partners of or advisors to our specialized funds and customized separate accounts have fiduciary and contractual obligations to the investors in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties. As a result, we may take actions with respect to the allocation of investments among our specialized funds and customized separate accounts (including funds and accounts that have different fee structures), the purchase or sale of investments in our specialized funds and customized separate accounts, the structuring of investment transactions for those specialized funds and customized separate accounts, the advice we provide or other actions in order to comply with these fiduciary and contractual obligations. In addition, because our senior management and other professionals hold their economic interests through HLA, which is not subject to U.S. federal and state entity-level income taxes, and our Class A common stockholders hold their interests through Hamilton Lane Incorporated, which is subject to entity-level taxation as a corporation in the United States, conflicts relating to the selection and structuring of investments or other matters may arise between the members, on the one hand, and the Class A stockholders of Hamilton Lane Incorporated, on the other hand.
Our ability to retain our senior management team and attract additional qualified investment professionals is critical to our success.
Our success depends on our ability to retain our senior management team and to recruit additional qualified investment, sales and other professionals. However, we may not be successful in our efforts to retain our senior management team, as the market for investment professionals is extremely competitive. The individuals that comprise our senior management team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss of any one of our senior management team could adversely affect certain client relationships or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, the governing agreements of our specialized funds typically require the suspension of the commitment period if, depending on the fund, between two and eight designated members of our senior management team cease to devote sufficient professional time to or cease to be employed by HLA, often called a “key man event,” or in connection with certain other events. The occurrence of a key man event could also trigger an event of default under our term loans and affect investment periods under our limited partnership agreements. See “We may be unable to remain in compliance with the financial or other covenants contained in the Term Loan.” Any change to our senior management team could materially and adversely affect our business, financial condition and results of operations.

We intend to expand our business and may enter into new lines of business, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenue from asset management and advisory services. However, we may grow our business by offering additional products and services and by entering into new lines of business. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, or that any completed transactions will produce favorable financial results.
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment rentals, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
Our indebtedness may expose us to substantial risks.
We have a senior secured syndicated term loan facility (the “Term Loan”) arranged by Morgan Stanley Senior Funding, Inc. in the initial principal amount of $260 million, of which approximately $86 million remained outstanding as of March 31, 2017. We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could materially and adversely affect our business, financial condition and results of operations.
We may be unable to remain in compliance with the financial or other covenants contained in the Term Loan.
The Term Loan contains financial and other covenants that impose requirements on us and limit our ability to engage in certain transactions or activities. There can be no assurance that we will be able to maintain leverage levels in compliance with the financial covenants included in the Term Loan. Any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default under the Term Loan. If such a failure were to occur, there can be no assurance that we would be able to obtain a waiver, refinance or obtain a replacement for such facility on favorable terms, or at all.
The Term Loan contains provisions relating to the continuing involvement of certain key persons in our business. The occurrence of certain events with respect to these key persons, including, among other events, the resignation, termination or other cessation of full-time employment with or active participation in our management, or the commission of certain bad acts by these key persons, could result in an event of default under the Term Loan. A default under the Term Loan and the resulting loss of access to capital could materially and adversely affect our business, financial condition and results of operations.
Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business.
The terms of certain of our indebtedness, including pursuant to the Term Loan, contain, and any future debt instruments may contain, various provisions that limit our and our subsidiaries’ ability to, among other things:

•	incur additional debt;

•	provide guarantees in respect of obligations of other persons;

•	make loans, advances and investments;

•
make certain payments in respect of equity interests, including, among others, the payment of dividends and other distributions, redemptions and similar payments, payments in respect of warrants, options and other rights, and payments in respect of subordinated indebtedness;

•	enter into transactions with investment funds and affiliates;

•	create or incur liens;

•	enter into negative pledges;

•	sell all or any part of the business, assets or property, or otherwise dispose of assets;

•	make acquisitions or consolidate or merge with other persons;

•	enter into sale-leaseback transactions;

•	change the nature of our business;

•	change our fiscal year;

•	make certain modifications to organizational documents or certain material contracts;

•	make certain modifications to certain other debt documents; and

•
enter into certain agreements, including agreements limiting the payment of dividends or other distributions in respect of equity interests, the repayment of indebtedness, the making of loans or advances, or the transfer of assets.

Although we have negotiated certain exceptions to these events, these restrictions may limit our flexibility in operating our business. Furthermore, any violation of these or other covenants in the Term Loan could result in a default or event of default. Our obligations under the Term Loan are secured by substantially all of our assets. In the case of an event of default, creditors may exercise rights and remedies, including the rights and remedies of a secured party, under such agreements and applicable law. See “—We may be unable to remain in compliance with the financial or other covenants contained in the Term Loan.”

Dependence on leverage by certain funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized funds and customized separate accounts to achieve attractive rates of return on those investments.
Certain of the specialized funds we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on leverage. Six of our specialized funds have an aggregate of $587 million of credit lines that are available for cash flow management in funding select investment opportunities for those vehicles. As of March 31, 2017, we had an aggregate outstanding balance of approximately $324 million on those credit lines. The total capital committed for the six funds to which the credit lines are linked is approximately $4 billion. If our specialized funds or the companies in which our specialized funds or customized separate accounts invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our specialized funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may have an adverse impact on our business, results of operations and financial condition.
Similarly, private markets fund portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. Leverage incurred by a portfolio company may cause the portfolio company to be vulnerable to increases in interest rates and may make it less able to cope with changes in business and economic conditions. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our specialized funds, customized separate accounts and advisory accounts.
Defaults by clients and third-party investors in certain of our specialized funds could adversely affect that fund’s operations and performance.
Our business is exposed to the risk that clients that owe us money may not pay us. If investors in our specialized funds and certain customized separate accounts default on their obligations to us, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in most of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund.
If an investor has invested little or no capital, for instance early in the life of the fund, then the forfeiture penalty may not be as meaningful. A failure of investors to honor a significant amount of capital calls for any particular fund or funds could have a material adverse effect on the operation and performance of those funds.
Our failure to comply with investment guidelines set by our clients could result in damage awards against us or a reduction in AUM, either of which would cause our earnings to decline and adversely affect our business.
When clients retain us to manage assets on their behalf, they specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Our failure to comply with these guidelines and other limitations could result in clients terminating their investment management agreement with us, as these agreements generally are terminable without cause on 30 to 90 days’ notice. Clients could also sue us for breach of contract and seek to recover damages from us. In addition, such guidelines may restrict our ability to pursue certain allocations and strategies on behalf of our clients that we believe are economically desirable, which could similarly result in losses to a client account or termination of the account and a corresponding reduction in AUM. Even if we comply with all applicable investment guidelines, a client may be dissatisfied with its investment performance or our services or fees, and may terminate their customized separate accounts or advisory accounts or be unwilling to commit new capital to our specialized funds, customized separate accounts or advisory accounts. Any of these events could cause our earnings to decline and materially and adversely affect our business, financial condition and results of operations.
Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees were to improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected. See “—Increased government regulation, compliance failures and changes in law or regulation could adversely affect us.”
If the investments we make on behalf of our specialized funds or customized separate accounts perform poorly, we may suffer a decline in our investment management revenue and earnings, and our ability to raise capital for future specialized funds and customized separate accounts may be materially and adversely affected.
Our revenue from our investment management business is derived from fees earned for our management of our specialized funds, customized separate accounts and advisory accounts, incentive fees, or carried interest, with respect to certain of our specialized funds and customized separate accounts, and monitoring and reporting fees. In the event that our specialized funds, customized separate accounts or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline and make it more difficult for us to raise capital for new specialized funds or gain new customized separate account clients in the future. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
Valuation methodologies for certain assets in our specialized funds and customized separate accounts can be significantly subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our specialized funds and customized separate accounts.
There are no readily ascertainable market prices for a large number of the investments in our specialized funds, customized separate accounts, advisory accounts or the funds in which we invest. The value of the investments of our specialized funds and customized separate accounts is determined periodically by us based on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because the illiquid investments held by our specialized funds, customized separate accounts, advisory accounts and the funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs could result in losses for the applicable fund and the loss of potential incentive fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund NAVs could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients.
Clients may be unwilling to commit new capital to our specialized funds, customized separate accounts or advisory accounts as a result of our decision to become a public company, which could materially and adversely affect our business, financial condition and results of operations.
Some of our clients may view negatively our status as a publicly traded company, including concerns that as a public company we will shift our focus from the interests of our clients to those of our public stockholders. Some of our clients may believe that we will strive for near-term profit instead of superior risk-adjusted returns for our clients over time or grow our AUM for the purpose of generating additional management fees without regard to whether we believe there are sufficient investment opportunities to effectively deploy the additional capital. There can be no assurance that we will be successful in our efforts to address such concerns or to convince clients that our status as a public company will not affect our longstanding priorities or the way we conduct our business. A decision by a significant number of our clients not to commit additional capital to our specialized funds, customized separate accounts or advisory accounts to cease doing business with us altogether could inhibit our ability to achieve our investment objectives and may materially and adversely affect our business, financial condition and results of operations.

Our investment management activities may involve investments in relatively high-risk, illiquid assets, and we and our clients may lose some or all of the amounts invested in these activities or fail to realize any profits from these activities for a considerable period of time.
The investments made by our specialized funds and customized separate accounts and recommended by our advisory services may include high-risk, illiquid assets. We have made and expect to continue to make principal investments alongside our investors, as the general partner, in our existing private markets funds and certain customized separate accounts and in any new private markets funds we may establish in the future. The private markets funds in which we invest capital generally invest in securities that are not publicly traded. Even if such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such securities for a period of time. Such funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, the private markets funds in which we invest our clients’ capital may not be able to sell securities when they desire and therefore may not be able to realize the full value of such securities. The ability of private markets funds to dispose of investments is dependent in part on the public equity and debt markets, to the extent that the ability to dispose of an investment may depend upon the ability to complete an IPO of the portfolio company in which such investment is held or the ability of a prospective buyer of the portfolio company to raise debt financing to fund its purchase. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Contributing capital to these funds is risky, and we may lose some or the entire amount of our specialized funds’ and our clients’ investments.
In addition, our specialized funds directly or indirectly invest in businesses with capital structures that have significant leverage. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, downturns in the economy or deterioration in the condition of such business or its industry. If these portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm. See “—Dependence on leverage by certain funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized funds and customized separate accounts to achieve attractive rates of return on those investments.”
The portfolio companies in which private markets funds have invested or may invest will sometimes involve a high degree of business and financial risk. These companies may be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in operating results, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may be subject to extensive regulatory oversight, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may have a high level of leverage, or may otherwise have a weak financial condition. In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political developments. In addition, during periods of difficult market conditions or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation may result in lower investment returns for the private markets funds or portfolio companies in which our specialized funds and customized separate accounts invest, which consequently would materially and adversely affect investment returns for our specialized funds and customized separate accounts.
Our specialized funds and customized separate accounts may face risks relating to undiversified investments.
We cannot give assurance as to the degree of diversification that will be achieved in any of our specialized funds or customized separate accounts. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse impact on a given specialized fund or customized separate account if its investments are concentrated in that area, which would result in lower investment returns. Accordingly, a lack of diversification on the part of a specialized fund or customized separate account could adversely affect its investment performance and, as a result, our business, financial condition and results of operations.
Our specialized funds and customized separate accounts make investments in funds and companies that we do not control.
Investments by most of our specialized funds and customized separate accounts will include debt instruments and equity securities of companies that we do not control. Our specialized funds and customized separate accounts may invest through co-investment arrangements or acquire minority equity interests and may also dispose of a portion of their equity investments in portfolio companies over time in a manner that results in their retaining a minority investment. Consequently, the performance of our specialized funds and customized separate accounts will depend significantly on the investment and other decisions made by third parties, which could have a material adverse effect on the returns achieved by our specialized funds or customized separate accounts. Portfolio companies in which the investment is made may make business, financial or management decisions with which we do not agree. In addition, the majority stakeholders or our management may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of our investments and the investments we have made on behalf of clients could decrease and our financial condition, results of operations and cash flow could suffer as a result.
Investments by our specialized funds, customized separate accounts and advisory accounts may in many cases rank junior to investments made by other investors.
In many cases, the companies in which our specialized funds or customized separate accounts invest have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our clients’ investments in our specialized funds, customized separate accounts or advisory accounts. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our clients’ investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which one or more of our specialized funds, customized separate accounts or advisory accounts hold an investment, holders of securities ranking senior to our clients’ investments would typically be entitled to receive payment in full before distributions could be made in respect of our clients’ investments. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our clients’ investments. To the extent that any assets remain, holders of claims that rank equally with our clients’ investments would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, our ability to influence a company’s affairs and to take actions to protect investments by our specialized funds, customized separate accounts or advisory accounts may be substantially less than that of those holding senior interests.
The substantial growth of our business in recent years may be difficult to sustain, as it may place significant demands on our resources and employees and may increase our expenses.
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. In addition, we are required to develop continuously our infrastructure in response to the increasingly complex investment management industry and increasing sophistication of investors. Legal and regulatory developments also contribute to the level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis may also pose challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses. There can be no assurance that we will be able to manage our growing business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
We may not be able to maintain our desired fee structure as a result of industry pressure from private markets investors to reduce fees, which could have a material adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure as a result of industry pressure from private markets investors to reduce fees. In order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our desired fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.
Our risk management strategies and procedures may leave us exposed to unidentified or unanticipated risks.
Risk management applies to our investment management operations as well as to the investments we make for our specialized funds and customized separate accounts. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business, our historical data may be incomplete.

Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including our right to receive incentive fees.
The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.
Before making or recommending investments for our clients, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that are necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not necessarily result in the investment ultimately being successful. In addition, a substantial portion of our specialized funds are funds-of-funds, and therefore we are dependent on the due diligence investigation of the general partner or co-investment partner leading such investment. We have little or no control over their due diligence process, and any shortcomings in their due diligence could be reflected in the performance of the investment we make with them on behalf of our clients. Poor investment performance could lead clients to terminate their agreements with us and/or result in negative reputational effects, either of which could materially and adversely affect our business, financial condition and results of operations.
Restrictions on our ability to collect and analyze data regarding our clients’ investments could adversely affect our business.
Our database of private markets investments includes funds and direct/co-investments that we monitor and report on for our specialized funds, customized separate accounts and advisory accounts. We rely on our database to provide regular reports to our clients, to research developments and trends in private markets and to support our investment processes. We depend on the continuation of our relationships with the general partners and sponsors of the underlying funds and investments in order to maintain current data on these investments and private markets activity. The termination of such relationships or the imposition of restrictions on our ability to use the data we obtain for our reporting and monitoring services could adversely affect our business, financial condition and results of operations.
Operational risks and data security breaches may disrupt our business, result in losses or limit our growth.
We rely heavily on our financial, accounting, compliance, monitoring, reporting and other data processing systems. Any failure or interruption of these systems, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially and adversely affect our business. Although we have back-up systems in place, including back-up data storage, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future. In addition, we are dependent on the effectiveness of our information security policies, procedures and capabilities to protect our computer and telecommunications systems and the data such systems contain or transmit. An external information security breach, such as a “hacker attack,” a virus or worm, or an internal problem with information protection, such as failure to control access to sensitive systems, could materially interrupt our business operations or cause disclosure or modification of sensitive or confidential information. Such a failure could result in material financial loss, regulatory actions, breach of client contracts, reputational harm or legal liability, which, in turn, could cause a decline in our earnings or stock price.
Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology and administration of our specialized funds. Any interruption or deterioration in the performance of these third parties or failures of their information systems and technology could impair the quality of the funds’ operations and could affect our reputation and hence adversely affect our business, financial condition and results of operations.
We may face damage to our professional reputation and legal liability if our services are not regarded as satisfactory or for other reasons.
As a financial services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses.
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our clients that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, litigation or regulatory action against us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could materially and adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.
Our distribution management business depends on an active market for public offerings and our ability to deliver expected investment returns.
Our distribution management business depends on active capital markets. If public offering activity is limited, there will be reduced in-kind distributions and reduced volume for our distribution management services. In addition, if our clients do not realize their expected investment returns on in-kind distributions, the performance of our distribution management business could be materially and adversely affected.

Our international operations are subject to certain risks, which may affect our revenue.
We intend to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our larger clients are non-U.S. entities seeking to invest in U.S. funds and operating companies. Our international operations carry special financial and business risks, which could include the following:

•	greater difficulties in managing and staffing foreign operations;

•	fluctuations in foreign currency exchange rates that could adversely affect our results;

•	unexpected changes in trading policies, regulatory requirements, tariffs and other barriers;

•	longer transaction cycles;

•	higher operating costs;

•	local labor conditions and regulations;

•	adverse consequences or restrictions on the repatriation of earnings;

•	potentially adverse tax consequences, such as trapped foreign losses;

•	less stable political and economic environments;

•	terrorism, political hostilities, war and other civil disturbances or other catastrophic events that reduce business activity;

•	cultural and language barriers and the need to adopt different business practices in different geographic areas; and

•	difficulty collecting fees and, if necessary, enforcing judgments.
As part of our day-to-day operations outside the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.
A significant amount of the investments of our specialized funds, customized separate accounts and advisory accounts include private markets funds that are located outside the United States or that invest in portfolio companies located outside the United States. Such non-U.S. investments involve certain factors not typically associated with U.S. investments, including risks related to (i) currency exchange matters, including exchange rate fluctuations between the U.S. dollar and the foreign currency in which the investments are denominated, and costs associated with conversion of investment proceeds and income from one currency to another, (ii) differences between the U.S. and foreign capital markets, including the absence of uniform accounting, auditing, financial reporting and legal standards, practices and disclosure requirements and less government supervision and regulation, (iii) certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, the risks of political, economic or social instability, and (iv) the possible imposition of foreign taxes with respect to such investments or confiscatory taxation. These risks could adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts that are invested in securities of non-U.S. companies, which would adversely affect our business, financial condition and results of operations.
Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. Our business, financial condition and results of operations could be adversely impacted, possibly materially, if we are unable to successfully manage these and other risks of international operations in a volatile environment. If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results or growth prospects.
Risks Related to Our Industry
The investment management business is intensely competitive.
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. Our investment management business competes with a variety of traditional and alternative asset managers, commercial banks, investment banks and other financial institutions. A number of factors serve to increase our competitive risks:

•	some of our competitors have more relevant experience, greater financial and other resources and more personnel than we do;

•
there are relatively few barriers to entry impeding new asset management firms, including a relatively low cost of entering these lines of business, and the successful efforts of new entrants into our various lines of business have resulted in increased competition;

•	if, as we expect, allocation of assets to alternative investment strategies increases, there may be increased competition for alternative investments and access to fund general partners and managers;

•	certain investors may prefer to invest with private partnerships; and

•	other industry participants will from time to time seek to recruit our investment professionals and other employees away from us.
This competitive pressure could adversely affect our ability to make successful investments and restrict our ability to raise future funds, either of which would materially and adversely impact our business, financial condition and results of operations.
Difficult market conditions can adversely affect our business by reducing the market value of the assets we manage or causing our customized separate account clients to reduce their investments in private markets.
The future global market and economic climate may deteriorate because of many factors beyond our control, including rising interest rates or inflation, the availability of credit, changes in laws, terrorism or political uncertainty. We may not be able to or may choose not to manage our exposure to these market conditions. Market deterioration could cause us, the specialized funds and customized separate accounts we manage or the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. More costly and restrictive financing also may adversely impact the returns of our co-investments in leveraged buyout transactions and, therefore, adversely affect the results of operations and financial condition of our co-investment funds.
Our business could generate lower revenue in a general economic downturn or a tightening of global credit markets. While our revenue continued to grow during the economic downturn beginning in 2008, we may not experience a similar outcome during future downturns. A general economic downturn or tightening of global credit markets may result in reduced opportunities to find suitable investments and make it more difficult for us, or for the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios. Such a decline could cause our revenue and net income to decline by causing some of our clients to reduce their investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, which would result in lower fees being paid to us.
A general economic downturn or a tightening of global credit markets may also reduce the commitments our clients are able to devote to alternative investments generally and make it more difficult for the funds in which we invest to obtain funding for additional investments at attractive rates, which would further reduce our profitability.
Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. If our revenue declines without a commensurate reduction in our expenses, our net income will be reduced. Accordingly, difficult market conditions could materially and adversely affect our business, financial condition and results of operations.
Increased government regulation, compliance failures and changes in law or regulation could adversely affect us.
Governmental authorities around the world in recent years have called for or implemented financial system and participant regulatory reform in reaction to volatility and disruption in the global financial markets, financial institution failures and financial frauds. Such reform includes, among other things, additional regulation of investment funds, as well as their managers and activities, including compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; implementation of capital requirements; limitations on compensation to managers; and books and records, reporting and disclosure requirements. We cannot predict with certainty the impact on us, our specialized funds or customized separate accounts, or on private markets funds generally, of any such reforms. Any of these regulatory reform measures could have an adverse effect on our specialized funds’ and customized separate accounts’ investment strategies or our business model. We may incur significant expense in order to comply with such reform measures. Additionally, legislation, including proposed legislation regarding executive compensation and taxation of carried interest, may adversely affect our ability to attract and retain key personnel.
We could also be adversely affected in the future by changes in applicable tax laws, regulations, or administrative interpretations thereof. The Trump Administration and key members of Congress have made public statements indicating that U.S. corporate tax reform is a high priority, and the U.S. Congress is expected to propose sweeping changes to the U.S. tax system, including changes to corporate tax rates and the taxation of income earned outside the United States (including the taxation of previously unrepatriated foreign earnings). There remains a substantial lack of clarity around the likelihood, timing and details of any potential tax reform and the impact of such tax reform on us or an investment in our Class A common stock. Any changes to the tax laws as part of such tax reform or otherwise, with or without retroactive application, could materially and adversely affect our investors, the companies in which our funds invest or us.

Our advisory and investment management businesses are subject to regulation in the United States, including by the Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act of 1940 (the “Investment Advisers Act”), the Securities Act, the Internal Revenue Code of 1986, as amended, (the “Code”), the Commodity Exchange Act, and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
As a result of recent highly publicized financial scandals, investors have exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of new and proposed regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular has increased its regulation of the asset management and private equity industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our specialized funds or customized separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The pending exit of the United Kingdom from the European Union (“EU”) may subject us to new and increased regulations if we can no longer rely on “passporting” privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
To the extent that HLA is a “fiduciary” under ERISA, with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business. In addition, a court could find that one of our co-investment funds has formed a partnership-in-fact conducting a trade or business and would therefore be jointly and severally liable for the portfolio company’s unfunded pension liabilities.
In addition, HLA is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, HLA has fiduciary duties to its clients. A failure to comply with the obligations imposed by the Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition and results of operations.
Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”) the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the U.S. and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.
Regulation of investment advisors outside the United States could adversely affect our ability to operate our business.
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the EU, the EEA, the individual member states of each of the EU and EEA, Hong Kong, Korea, Brazil and

Japan, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject primarily to registration and reporting obligations.
It is expected that additional laws and regulations will come into force in the EEA, the EU, and other countries in which we operate over the coming years. These laws and regulations may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from investors. In addition, the pending exit of the United Kingdom from the EU may have adverse economic, political and regulatory effects on the operation of our business. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.
Volatile market, political and economic conditions can adversely affect investments made by our specialized funds, customized separate accounts and advisory accounts.
Since 2008, there has been continued volatility and disruption in the global financial markets. Volatility and disruption in the equity and credit markets could adversely affect the portfolio companies in which the private markets funds invest, which, in turn, would adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts. For example, the lack of available credit or the increased cost of credit may materially and adversely affect the performance of funds that rely heavily on leverage such as leveraged buyout funds. Disruptions in the debt and equity markets may make it more difficult for funds to exit and realize value from their investments, because potential buyers of portfolio companies may not be able to finance acquisitions and the equity markets may become unfavorable for IPOs. In addition, the volatility will directly affect the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the valuation of the investments of our specialized funds, customized separate accounts and advisory accounts. Any or all of these factors may result in lower investment returns. Governmental authorities have undertaken, and may continue to undertake, a variety of initiatives designed to strengthen and stabilize the economy and the financial markets. However, there can be no assurance that these initiatives will be successful, and there is no way to predict the ultimate impact of the disruption or the effect that these initiatives will have on the performance of our specialized funds, customized separate accounts or advisory accounts.
Investments in many industries have experienced significant volatility over the last several years. The ability to realize investments depends not only on our investments and the investments made by the private markets funds and portfolio companies in which we invest and their respective results and prospects, but also on political and economic conditions, which are out of our control. Continued volatility in political or economic conditions, including an outbreak or escalation of major hostilities, declarations of war, terrorist actions or other substantial national or international calamities or emergencies, could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Our Organizational Structure
Our management has not previously managed a public company.
Prior to our IPO in February 2017, our management team operated our business as a privately owned company. The individuals who now constitute our management have not previously managed a publicly traded company. Compliance with public company requirements will place significant additional demands on our management and will require us to continue to enhance our investor relations, legal, financial and tax reporting, internal audit, compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and corporate communications functions. These additional efforts may strain our resources and divert management’s attention from other business concerns, which could adversely affect our business and profitability.
Fulfilling our public company financial reporting and other regulatory obligations will be expensive and time consuming.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act, and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules and regulations subsequently implemented by the SEC and the NASDAQ Stock Market, including the establishment and maintenance of effective disclosure controls and internal controls over financial reporting and implementation of public company corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs for our historical experience and will make some activities more time consuming and costly. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We cannot predict or estimate the amount of additional costs we may incur as a result of becoming a public company or the timing of such costs.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as regulatory and governing bodies provide new guidance. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business, financial condition and results of operations could be materially and adversely affected.
As a result of disclosure of information as a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If the claims are successful, our business, financial condition and results of operations could be materially and adversely affected. Even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.
We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance on desired terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or our board committees or to serve as executive officers.
We are a “controlled company” within the meaning of the NASDAQ listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Holders of our Class B common stock, which is not publicly traded, control a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of the NASDAQ Stock Market. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board by independent directors and (iii) we have a compensation committee that is composed entirely of independent directors.
We have elected to rely on these exemptions and expect to continue to do so. As a result, we will not have a majority of independent directors, our compensation committee will not consist entirely of independent directors and our directors will not be nominated or selected by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ Stock Market.
We have identified a material weakness in our internal control over financial reporting, and any inability to maintain effective internal control over financial reporting could have a material adverse effect on our business.

During the course of preparing our audited financial statements for this Form 10-K, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding certain calculations under the tax receivable agreement entered into in connection with our IPO constituted a material weakness in our internal control over financial reporting. Specifically, our initial calculations were performed in a manner inconsistent with the terms of the agreement. The error was identified and corrected in the course of preparing our audited financial statements for the year ended March 31, 2017. As a result of the identification of this material weakness, we have implemented measures designed to improve our internal control over financial reporting, including hiring a Director of Tax, implementing procedures intended to ensure that future calculations are performed correctly, and establishing additional monitoring and oversight controls. We cannot be certain that these efforts will be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring.

Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 could have a material adverse effect on our business and the price of our Class A common stock.

Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act (“Section 404”) that we will eventually be required to meet as a public company. We are in the process of addressing our internal controls over financial reporting and are establishing formal committees to oversee our policies and processes related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization. We are not required to provide management’s assessment of our internal control over financial reporting in this annual report due to a transition period established by the SEC for newly public companies.

We do not currently have comprehensive documentation of our system of controls, nor do we yet fully document or test our compliance with this system on a periodic basis in accordance with Section 404. Furthermore, we have not yet fully tested our internal controls in accordance with Section 404 and, due to our lack of documentation, such a test would not be possible to perform at this time. However, in the course of preparing our audited consolidated financial statements for this Form 10-K, we identified a material weakness in our internal control over financial reporting related to our calculation of deferred taxes and payables under the tax receivable agreement we entered into in connection with our IPO. We cannot conclude in accordance with Section 404 that we do not have additional material weaknesses, or significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls in accordance with such rules.

We have begun the process of documenting and testing our internal control procedures to satisfy the requirements of Section 404, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm addressing these assessments. Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of the NASDAQ listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if our independent registered public accounting firm reports a material weakness in our internal control over financial reporting. This could materially and adversely affect us and lead to a decline in the price of our Class A common stock. In addition, we will incur incremental costs in order to improve our internal control over financial reporting and comply with Section 404, including increased auditing and legal fees and costs associated with hiring additional experienced accounting, finance, tax, legal and administrative staff. We will need to hire additional personnel to design and apply controls to areas of significant complex transactions and technical accounting matters.
Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the later of our next annual report or the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

Our only material asset is our interest in HLA, and we are accordingly dependent upon distributions from HLA to pay dividends and taxes and other expenses.
HLI is a holding company and has no material assets, and other than its ownership of membership units in HLA, HLI does not have any independent means of generating revenue. We intend to cause HLA to make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement we have entered into with the direct and indirect members of HLA, and to pay our corporate and other overhead expenses. To the extent that HLI needs funds, and HLA is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.
The IRS might challenge the tax basis step-up we received in connection with our IPO and the related transactions and in connection with future acquisitions of membership units in HLA.
We used a portion of the proceeds from our IPO to purchase membership units in HLA from certain of the existing direct or indirect members of HLA, which resulted in an increase in our share of the tax basis of the assets of HLA that otherwise would not have been available. The HLA membership units held directly or indirectly by the members of HLA other than us, including members of our senior management team, may in the future be exchanged for shares of our Class A common stock. Similar to our initial purchase of membership units, those exchanges are also likely to result in increases in our share of the tax basis of the assets of HLA that otherwise would not have been available. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although it is possible that the IRS might challenge all or part of that tax basis increase, and a court might sustain such a challenge. Our ability to achieve benefits from any tax basis increase will depend upon a number of factors, as discussed below, including the timing and amount of our future income.
We will be required to pay over to existing direct or indirect members of HLA most of the tax benefits we receive from tax basis step-ups attributable to our acquisition of membership units of HLA in the future and the amount of those payments could be substantial.
We have entered into a tax receivable agreement for the benefit of the direct and indirect members of HLA other than us, pursuant to which we will pay them 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of increases in tax basis (and certain other tax benefits) resulting from our acquisition of membership units or as a result of certain items of loss being specially allocated to us for tax purposes in connection with dispositions by HLA of certain investment assets. HLI will retain the benefit of the remaining 15% of these tax savings.
The term of the tax receivable agreement commenced upon the completion of our IPO and will continue until all tax benefits that are subject to the tax receivable agreement have been utilized or have expired, unless we exercise our right to terminate the tax receivable agreement (or the tax receivable agreement is terminated due to a change of control or our breach of a material obligation thereunder), in which case, we will be required to make the termination payment specified in the tax receivable agreement. In addition, payments we make under the tax receivable agreement will be increased by any interest accrued from the due date (without extensions) of the corresponding tax return.
The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending on a number of factors, including, but not limited to, the price of our Class A common stock at the time of the purchase or exchange, the timing of any future exchanges, the extent to which exchanges are taxable, the amount and timing of our income and the tax rates then applicable. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of HLA attributable to the exchanged HLA interests, the payments that we may make to the existing direct or indirect members of HLA could be substantial. There may be a material negative effect on our liquidity if, as described below, the payments under the tax receivable agreement exceed the actual benefits we receive in respect of the tax attributes subject to the tax receivable agreement and/or distributions to us by HLA are not sufficient to permit us to make payments under the tax receivable agreement.
In certain circumstances, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.
The tax receivable agreement provides that if we exercise our right to early termination of the tax receivable agreement, in whole or in part, we experience a change in control, or we materially breach our obligations under the tax receivable agreement, we will be obligated to make an early termination payment to the existing direct or indirect members of HLA equal to the net present value of all payments that would be required to be paid by us under the tax receivable agreement. The amount of such payments will be determined on the basis of certain assumptions in the tax receivable agreement, including (i) the assumption (except in the case of a partial termination) that we would have enough taxable income in the future to fully utilize the tax benefit resulting from any increased tax basis that results from an exchange and (ii) the assumption that any units (other than those held by Hamilton Lane Incorporated) outstanding on the termination date are deemed to be exchanged for shares of Class A common stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
Moreover, as a result of an elective early termination, a change of control or our material breach of our obligations under the tax receivable agreement, we could be required to make payments under the tax receivable agreement that exceed our actual cash savings under the tax receivable agreement. Thus, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. There can be no assurance that we will be able to finance any such early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment.
We will not be reimbursed for any payments previously made under the tax receivable agreement if the basis increases described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of our ultimate cash tax savings.
In certain circumstances, HLA will be required to make distributions to us and the direct and indirect owners of HLA, and the distributions that HLA will be required to make may be substantial.
HLA is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to members, including us. Pursuant to the HLA Operating Agreement, HLA will make pro rata cash distributions, or tax distributions, to the members, including us, calculated using an assumed tax rate, to help each of the members to pay taxes on such member’s allocable share of the cumulative taxable income, reduced by cumulative taxable losses. Under applicable tax rules, HLA is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions will be determined based on the member who is allocated the largest amount of taxable income on a per unit basis and on an assumed tax rate that is the highest possible rate applicable to any member, but will be made pro rata based on ownership, HLA will be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that HLA would have paid if it were taxed on its net income at the assumed rate. The pro rata distribution amounts will also be increased to the extent necessary, if any, to ensure that the amount distributed to HLI is sufficient to enable HLI to pay its actual tax liabilities and its other expenses and costs (including amounts payable under the tax receivable agreement).
Funds used by HLA to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions HLA will be required to make may be substantial, and may exceed (as a percentage of HLA’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments will likely significantly exceed the actual tax liability for many of the existing owners of HLA.
As a result of potential differences in the amount of net taxable income allocable to us and to the direct and indirect owners of HLA, as well as the use of an assumed tax rate in calculating HLA’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the tax receivable agreement. If we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to HLA, the existing owners of HLA would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their Class B units or Class C units.
If Hamilton Lane Incorporated were deemed an “investment company” under the Investment Company Act as a result of its ownership of HLA, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:

•	it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or

•
absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either Hamilton Lane Incorporated or HLA is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. HLA does not have significant assets other than its equity interests in certain wholly owned subsidiaries, which in turn will have no significant assets other than general partner interests in the specialized funds we sponsor. These wholly owned subsidiaries will be the sole general partners of the funds and will be vested with all management and control over the funds. We do not believe the equity interests of HLA in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the funds are investment securities. Hamilton Lane Incorporated’s unconsolidated assets will consist primarily of cash, a deferred tax asset and Class A units of HLA, which represent the managing member interest in HLA. Hamilton Lane Incorporated is the sole managing member of HLA and holds an approximately 34.4% economic interest in HLA. As managing member, Hamilton Lane Incorporated will exercise complete control over HLA. As such, we do not believe Hamilton Lane Incorporated’s managing member interest in HLA is an investment security. Therefore, we believe that less than 40% of Hamilton Lane

Incorporated’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe Hamilton Lane Incorporated is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that Hamilton Lane Incorporated will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause Hamilton Lane Incorporated to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among HLA, us or our senior management team, or any combination thereof and materially and adversely affect our business, financial condition and results of operations.
A change of control of our Company, including the occurrence of a “Sunset,” could result in an assignment of our investment advisory agreements.
Under the Investment Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Investment Advisers Act if, among other things, HLA undergoes a change of control. After a “Sunset” becomes effective (as described in “Organizational Structure—Voting Rights of Class A and Class B Common Stock”), the Class B Common Stock will have one vote per share instead of ten votes per share, and the Stockholders Agreement will expire, meaning that the Class B Holders party thereto will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. These events could be deemed a change of control of HLA, and thus an assignment. If such an assignment occurs, we cannot be certain that HLA will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance fees we earn from such funds and other clients.
Because members of our senior management team hold their economic interest through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.
Members of our senior management team beneficially own approximately 52% of the outstanding units in HLA. Because they hold their economic interest in HLA directly through existing holding companies rather than through ownership of shares of our Class A common stock, the members of our senior management team may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior management team will have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.

There may not be an active trading market for shares of our Class A common stock.
Prior to our IPO, there was no public trading market for shares of our Class A common stock. It is possible that an active trading market will not continue, which would make it difficult for you to sell your shares of Class A common stock at an attractive price or at all.
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
Holders of our Class A common stock and Class B common stock will vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock will entitle its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock will entitle its holder to ten votes until a Sunset becomes effective. See “Organizational Structure—Class A and Class B Common Stock.” After a Sunset becomes effective, each share of our Class B common stock will entitle its holder to one vote. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have agreed to vote all of their shares in accordance with the instructions of HLA Investments, LLC (“HLAI”), and will therefore be able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions. See “Stockholders Agreement” in Part III, Item 13. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our Company views, the superior voting rights and implicit control of the Class B common stock to have value.
The historical financial information in this Form 10-K may not permit you to assess our future performance, including our costs of operations.
The historical financial information in this Form 10-K does not reflect the added costs we expect to incur as a public company or the resulting changes that will occur in our capital structure and operations. For more information on our historical financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the historical consolidated financial statements in Part II, Item 8 of this Form 10-K.
We are an emerging growth company, and reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years following the completion of our IPO. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates is at least $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.
Our share price may decline due to the large number of shares eligible for future sale and for exchange.
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We have outstanding 19,266,421 shares of Class A common stock, of which only a portion are presently freely tradable. Shares of Class A common stock issued in the Reorganization to the Direct HLI Stockholders are “restricted securities” and their resale is subject to future registration or reliance on an exemption from registration.
We have agreed with the underwriters not to dispose of or hedge any of our common stock, subject to specified exceptions, for a 180 lock-up period beginning on February 28, 2017, the date our IPO registration statement became effective, except with the prior written consent of J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC. Subject to this agreement, we may issue and sell additional shares of Class A common stock in the future.
Our directors and executive officers, certain of their affiliates, and certain of our stockholders have agreed with the underwriters not to dispose of or hedge any of our common stock, subject to specified exceptions, for that same 180-day period, except with the prior written consent of J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC. After the expiration of the 180-day lock-up period, the approximately 34.4 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders, respectively, will be eligible for resale from time to time, subject to certain contractual, exchange timing and volume, and Securities Act restrictions.
We have entered into a registration rights agreement with certain Class B Holders who are significant outside investors, members of management and significant employee owners. Under that agreement, after the expiration of the 180-day lock-up period, subject to certain limitations, these persons will have the ability to cause us to register the resale of shares of our Class A common stock that they acquire upon exchange of their Class B units and Class C units in HLA.
We may pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware and Pennsylvania law.
We may pay cash dividends to our stockholders. Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of HLA to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the tax receivable agreement) and pay dividends to our stockholders. We expect to cause HLA to make distributions to its members, including us. However, the ability of HLA to make such distributions will be subject to its operating results, cash requirements and financial condition and applicable Pennsylvania law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
The market price of our Class A common stock may be volatile, which could cause the value of your investment to decline.
Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our Class A common stock in spite of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors, and in response, the market price of our Class A common stock could decrease significantly. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may negatively affect the market price of our Class A common stock.
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	establish that our board of directors is divided into three classes, with each class serving three-year staggered terms;

•
require that any action to be taken by our stockholders be effected at a duly called annual or special meeting and not by written consent, except that action by written consent will be allowed for as long as we are a controlled company;

•	specify that special meetings of our stockholders can be called only by our board of directors or the chairman of our board of directors;

•	establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;

•	authorize our board of directors to issue, without further action by the stockholders, up to 10,000,000 shares of undesignated preferred stock; and

•	reflect two classes of common stock, as discussed above.
These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Also, the tax receivable agreement provides that, in the event of a change of control, we will be required to make a payment equal to the present value of estimated future payments under the tax receivable agreement, which would result in a significant payment becoming due in the event of a change of control. In addition, we are a Delaware corporation and governed by the Delaware General Corporation Law (the “DGCL”). Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested” stockholder, in particular those owning 15% or more of our outstanding voting stock, for a period of three years following the date on which the stockholder became an “interested” stockholder. While we have elected in our certificate of incorporation not to be subject to Section 203 of the DGCL, our certificate of incorporation contains provisions that have the same effect as Section 203 of the DGCL, except that they provide that HLAI, its affiliates, groups that include HLAI and certain of their direct and indirect transferees will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.
Securities analyst coverage or lack of coverage may have a negative effect on our Class A common stock’s market price.
The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If securities or industry analysts stop their coverage of us or additional securities and industry analysts fail to cover us in the future, the trading price for our Class A common stock would be negatively impacted. If any analyst or analysts who cover us downgrade our Class A common stock, changes their opinion of us or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If any analyst or analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties
We lease our corporate headquarters and principal offices, which are located at One Presidential Boulevard, Bala Cynwyd, Pennsylvania 19004. We also lease additional office space in Bala Cynwyd, Pennsylvania, as well as Hong Kong, London, Miami, New York, Rio de Janeiro, San Diego, San Francisco, Seoul, Herzliya, Israel (a suburb of Tel Aviv) and Tokyo. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings
In the normal course of business, we may be subject to various legal, judicial and administrative proceedings. Currently, there are no material proceedings pending or, to our knowledge, threatened against us.

Item 4: Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A common stock began trading on the NASDAQ Global Select Market under the symbol “HLNE” on March 1, 2017. Prior to that date, there was no public trading market for shares of our Class A common stock.

The table below shows the highest and lowest prices paid per share for our Class A common stock in the period since our IPO.

	Highest	Lowest
Fiscal 2017
Fourth quarter (from March 1)	$19.66	$17.74

There is no established public trading market for our Class B common stock. Class B common stock may not be transferred independently of the corresponding Class B units, which are subject to significant restrictions on transfer as set forth in the HLA Operating Agreement.

Holders of Record

As of June 19, 2017, there were 314 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of June 19, 2017, there were 37 stockholders of record of our Class B common stock.

Dividend Policy

The declaration and payment by us of any future dividends to holders of our Class A common stock is at the sole discretion of our board of directors. Our board intends to cause us to pay a cash dividend on a quarterly basis. Subject to funds being legally available, we will cause HLA to make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement, and to pay our corporate and other overhead expenses.
Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on March 1, 2017 (the date our Class A common stock began trading on the NASDAQ Stock Market) through March 31, 2017, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 1, 2017.
The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act or the Exchange Act.

	3/1/2017	3/31/17
Hamilton Lane Incorporated	$100.00	$103.61
S&P 500	100.00	98.75
Dow Jones US Asset Managers Index	100.00	96.85

Use of Proceeds

On February 28, 2017, our Registration Statement on Form S-1 (File No. 333-215846), as amended, was declared effective by the SEC for our IPO pursuant to which we registered and sold an aggregate of 13,656,250 shares of our Class A common stock (including 1,781,250 shares sold pursuant to the underwriters’ over-allotment option) at a price of $16.00 per share. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC acted as joint book-running managers in the offering. Goldman, Sachs & Co. acted as lead co-manager and Keefe, Bruyette & Woods, Inc., Wells Fargo Securities, LLC and Freeman & Co. Securities LLC acted as co-managers in the offering. The offering commenced on February 28, 2017 and terminated after sale of all of the securities registered on the registration statement. The offering closed on March 6, 2017, resulting in net proceeds of $203.2 million after deducting underwriters’ discounts and commissions of $15.3 million.

The use of proceeds was consistent with the final prospectus filed on March 1, 2017:

•
We used approximately $37.2 million of the net proceeds to purchase membership units in HLA from certain of its then-existing members, at a per-unit price equal to the IPO price per share of our Class A common stock. Accordingly, we did not retain any of those proceeds. Certain of these owners are or were affiliates of our directors, officers or persons owning 10% or more of our Class A common stock.

•
We used approximately $166.0 million of the net proceeds from our IPO to purchase newly issued membership units in HLA at a per-unit price equal to the IPO price per share of our Class A common stock. As sole managing member of HLA, we caused HLA to use approximately $160.0 million of these proceeds to repay principal under the Term Loan and approximately $6.0 million to pay the expenses incurred in connection with our IPO and the Reorganization and for general corporate purposes.

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2017	—	$—	—	—
February 1-28, 2017	—	$—	—	—
March 1-31, 2017	114,529	$18.79	—	—
Total	114,529	$18.79
(1) Includes shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under the Company’s 2017 Equity Incentive Plan.

Item 6. Selected Financial Data

The following selected consolidated income statement data for the years ended March 31, 2017, 2016, and 2015 and the selected consolidated balance sheet data as of March 31, 2017 and 2016 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated income statement data for the years ended March 31, 2014 and 2013, and the selected consolidated balance sheet data as of March 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements not included in this Form 10-K. This information should be read in conjunction with, and is qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended March 31,
	2017	2016	2015	2014	2013
Income Statement Data	(in thousands, except per share amounts)
Revenues
Management and advisory fees	$172,674	$157,630	$145,876	$130,455	$112,982
Incentive fees	7,146	23,167	9,509	9,309	6,179
Total revenues	179,820	180,797	155,385	139,764	119,161
Total expenses	103,705	118,963	87,022	80,710	68,999
Total other income (expense)	(1,361)	(5,113)	3,622	7,845	848
Income before income taxes	74,754	56,721	71,985	66,899	51,010
Income tax expense (benefit)	316	869	483	(128)	(827)
Net income	74,438	55,852	71,502	67,027	51,837
Less: Income attributable to non-controlling interests	73,826	55,852	71,502	67,027	51,837
Net income attributable to Hamilton Lane Incorporated	$612	$—	$—	$—	$—
Earnings per share of Class A common stock(1):
Basic	$0.03
Diluted	$0.03
Non-GAAP Financial Measures
Fee Related Earnings(2)	72,252	70,381	63,396	54,256	46,837
Adjusted EBITDA(2)	83,031	67,785	73,707	64,119	55,335
Other Data
Compensation expense on deferred incentive fee revenue(3)	—	20,348	—	—	—
Balance Sheet Data
Cash and cash equivalents	$32,286	$68,584	$67,089	$75,818	$57,416
Investments	120,147	102,749	103,360	92,123	77,861
Total assets	240,617	196,636	201,500	195,231	170,893

Deferred incentive fee revenue	45,166	45,166	1,960	—	—
Senior secured term loan payable, net	84,310	243,317	107,719	122,426	147,514
Total liabilities	153,990	308,574	127,810	138,119	159,952

Total equity (deficit)	86,627	(111,938)	73,690	57,112	10,941
Total liabilities and equity	240,617	196,636	201,500	195,231	170,893

(1)
Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from March 6, 2017 through March 31, 2017, the period following the Reorganization and IPO.

(2)
Adjusted EBITDA and Fee Related Earnings (“FRE”) are non-GAAP measures. For a further discussion of our non-GAAP measures and a reconciliation from GAAP financial measures to non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included in Part II, Item 7 of this Form 10-K.

(3)
In accordance with our accounting policy with respect to the recognition of incentive fee income, we did not recognize $41.5 million in carried interest distributions received from specialized funds in fiscal 2016, as all contingencies had not been resolved. However, incentive fee compensation expense of $20.3 million related to the receipt of this carried interest was recognized in fiscal 2016 as we believe it is probable that we will incur the expenses. The $20.3 million is separately presented above to highlight the incentive fee compensation expense for which we did not recognize the associated incentive fee revenue. The compensation expense on deferred incentive fee revenue comprises $9.9 million of bonus and other revenue sharing allocations classified as base compensation and $10.4 million of incentive fee compensation. If none of the associated incentive fee revenue is recognized in a future period and we determine that its recognition is no longer probable, we will reverse the $20.3 million of previously recognized compensation expense through a clawback and a reduction in bonus payments. We incurred additional incentive fee compensation expense of $11.4 million in fiscal 2016 associated with incentive fee revenue that is not reflected in this figure.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our selected combined financial and operating data and the accompanying consolidated financial statements and related notes. See “Index to Consolidated Financial Statements of Hamilton Lane Incorporated.” The historical consolidated financial data discussed below reflect the historical results of operations and financial position of HLA prior to our IPO in February 2017. The consolidated financial statements of HLA, our predecessor for accounting purposes, are our historical financial statements for this Form 10-K.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2017, fiscal 2016 and fiscal 2015 are to our fiscal years ended March 31, 2017, 2016 and 2015, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $33 billion of our AUM as of March 31, 2017.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $9 billion of our AUM as of March 31, 2017.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $300 billion of AUA as of March 31, 2017.

•
Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions from private equity funds.

•
Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but occasionally on a stand-alone, fee-for-service basis. Private markets investments are unusually difficult to monitor, report on and administer, and our clients are able to benefit from our sophisticated infrastructure, which provides clients with real time access to reliable and transparent investment data, and our high-touch service approach, which allows for timely and informed responses to the multiplicity of issues that can arise. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database of private markets investment performance and our suite of proprietary analytical investment tools.

Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Europe, the Middle East, Asia, Australia and Latin America. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Trends Affecting Our Business
Our results of operations are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States, Western Europe and Asia. As interest rates remain near historic lows and public equities are not able to meet expected returns, we see increasing investor demand for alternative investments to achieve higher yields. As a result, some investors have increased their allocation to private markets relative to other asset classes. In addition, the opportunities in private markets have expanded as firms have created new vehicles and products in which to access private markets across different geographies and opportunity sets.
In addition to the aforementioned macroeconomic and sector-specific trends, we believe the following factors will influence our future performance:

•
The extent to which investors favor alternative investments. Our ability to attract new capital is partially dependent on investors’ views of alternative assets relative to traditional publicly listed equity and debt securities. We believe fundraising efforts will continue to be impacted by certain fundamental asset management trends that include: (1) the increasing importance and market share of alternative investment strategies to investors in light of an increased focus on lower-correlated and absolute levels of return; (2) the increasing demands of the investing community, including the potential for fee compression and changes to other terms; (3) shifting asset allocation policies of institutional investors; and (4) increasing barriers to entry and growth.

•
Our ability to generate strong returns. We must continue to generate strong returns for our investors through our disciplined investment diligence process in an increasingly competitive market. The ability to attract and retain clients is partially dependent on returns we are able to deliver versus our peers. The capital we are able to attract drives the growth of our AUM and AUA and the management and advisory fees we earn.

•
Our ability to source investments with attractive risk-adjusted returns. An increasing part of our management fee and incentive fee revenue has been from our co-investment and secondary investment platforms. The continued growth of this revenue is dependent on our continued ability to source attractive investments and deploy the capital that we have raised or manage on behalf of our clients. Because we are selective in the opportunities in which we invest, the capital deployed can vary from year to year. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and expected duration of such investment opportunity. A significant decrease in the quality or quantity of potential opportunities could adversely affect our ability to source investments with attractive risk-adjusted returns.

•
Our ability to maintain our data advantage relative to competitors. We believe that the general trend towards transparency and consistency in private markets reporting will create new opportunities for us to leverage our databases and analytical capabilities. We intend to use these advantages afforded to us by our proprietary databases, analytical tools and deep industry knowledge to drive our performance, provide our clients with customized solutions across private markets asset classes and continue to differentiate our products and services from those of our competitors. Our ability to maintain our data advantage is dependent on a number of factors, including our continued access to a broad set of private market information on an on-going basis, as well as our ability to maintain our investment scale, considering the evolving competitive landscape and potential industry consolidation.

•
Our ability to continue to expand globally. We believe that many institutional investors outside the United States are currently underinvested in private markets asset classes and that capturing capital inflows into private capital investing from non-U.S. global markets represents a significant growth opportunity for us. Our ability to continue to expand globally is dependent on our ability to continue building successful relationships with investors internationally and subject to the evolving macroeconomic and regulatory environment of the various countries where we operate or in which we invest.

•
Increased competition to work with top private equity fund managers. There has been a trend amongst private markets investors to consolidate the number of general partners in which they invest. At the same time, an increasing flow of capital to the private markets has often times resulted in certain funds being oversubscribed. This has resulted in some investors, primarily smaller investors or less strategically important investors, not being able to gain access to certain funds. Our ability to invest and maintain our sphere of influence with these high-performing fund managers is critical to our investors’ success and our ability to maintain our competitive position and grow our revenue.

•
Unpredictable global macroeconomic conditions. Global economic conditions, including political environments, financial market performance, interest rates, credit spreads or other conditions beyond our control, all of which affect the performance of the assets underlying private market investments, are unpredictable and could negatively affect the performance of our clients’ portfolios or the ability to raise funds in the future.

•
Increasing regulatory requirements. The complex regulatory and tax environment could restrict our operations and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities.

Recent Transactions
On March 6, 2017, we completed an IPO pursuant to which we sold an aggregate of 13,656,250 shares of Class A common stock at a public offering price of $16.00 per share, receiving $203.2 million in net proceeds. We used $37.2 million of the net proceeds from our IPO to purchase membership units in HLA from certain of its existing owners. We used $160.0 million of the net proceeds from the IPO to repay principal on our existing senior secured Term Loan (as defined in “—Liquidity and Capital Resources—Historical Liquidity and Capital Resources—Term Loan”) and the remaining $6.0 million for IPO transaction expenses and general corporate purposes.

In connection with the IPO, we completed a series of reorganization transactions that included the following:

•
the limited liability company operating agreement of HLA was amended and restated to, among other things, (i) effect a reverse split of existing membership interests; (ii) exchange all of the then-existing membership interests of the members of HLA for Class B and Class C units, (iii) reclassify all membership interests held by us as Class A units, and (iv) appoint us as the sole managing member of HLA;

•
our certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock and Class B common stock, (ii) set forth the voting rights of the Class A common stock and Class B common stock, and (iii) establish a classified board of directors;

•	certain HLA members exchanged their HLA units for 3,899,169 shares of Class A common stock of HLI;

•	HLI issued to the Class B unitholders of HLA one share of Class B common stock for each Class B unit that they owned, in exchange for a payment of its par value; and

•	HLI entered into an exchange agreement with the direct owners of HLA pursuant to which they will be entitled to exchange HLA units for shares of our Class A common stock on a one-for-one basis.

See Note 1 to the consolidated financial statements included in Part II, Item 8 and “Related-Party Transactions” included in Part III, Item 13 for more information about the above-mentioned transactions as well as the other transactions completed in connection with the IPO, which we refer to collectively as the “Reorganization.”
Operating Segments
We operate our business in a single segment, which is how our chief operating decision maker (who is our chief executive officer) reviews financial performance and allocates resources.
Key Financial and Operating Measures
Our key financial measures are discussed below.
Revenues
We generate revenues primarily from management and advisory fees, and to a lesser extent, incentive fees. See “—Critical Accounting Policies—Revenue Recognition of Incentive Fees” and Note 2 of the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding the manner in which management and advisory fees and incentive fees are generated.
Management and advisory fees comprise specialized fund and customized separate account management fees, advisory and reporting fees and distribution management fees.

Revenues from customized separate accounts are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. In certain cases, we also provide advisory and/or reporting services, and therefore we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts. In these cases, we reduce the management fees on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, or net invested capital in, our specialized funds. The management fee during the commitment period is generally charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is reduced by a percentage of the management fee for the preceding year or charged on net invested capital. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments or if the limited partners are investors in our other funds.
Revenues from advisory and reporting services are generally annual fixed fees, which vary depending on the services we provide. In limited cases, advisory service clients are charged basis point fees annually based on the amounts they have committed to invest pursuant to their agreements with us. In other cases where our services are limited to monitoring and reporting on investment portfolios, clients are charged a fee based on the number of investments in their portfolio.
Distribution management fees are generally earned by applying a percentage to AUM or proceeds received. Distribution management clients are charged basis point fees on either the net proceeds received from the sale of their securities or the aggregate amount of a client’s managed assets and vary depending on whether the account is for managed liquidation or active management services. Alternatively, active management clients may elect a fee structure under which they are charged an asset-based fee plus a fee based on net realized and unrealized gains and income net of realized and unrealized losses. This fee is then credited to a notional account, and we are entitled to a fixed percentage of any positive balance in the notional account on an annual basis. The remaining portion of any positive balance in the notional account is carried forward to the following year. If the incentive fee calculation results in a negative amount in a given year, that amount is applied to reduce the balance in the notional account. We are not required to repay any negative balance in the notional amount.
Incentive fees comprise carried interest earned from our specialized funds and certain customized separate accounts structured as single-client funds in which we have a general partner commitment, and performance fees earned on certain other customized separate accounts.
For each of our secondary funds, direct/co-investment funds and Strategic Opportunities funds, we earn carried interest equal to a fixed percentage of net profits, usually 10.0% to 12.5%, subject to a compounded annual preferred return that is generally 6.0% to 8.0%.  To the extent that our primary funds also directly make secondary investments and direct/co-investments, they generally earn carried interest on a similar basis.  Furthermore, certain of our primary funds earn carried interest on their investments in other private markets funds on a primary basis that is generally 5.0% of net profits, subject to the fund’s compounded annual preferred return.
We do not recognize carried interest until it is realized and all contingencies have been resolved. In the event that a payment is made to us before all contingencies are resolved, this amount would be included as deferred incentive fee revenue on our consolidated balance sheet and recognized as income when all contingencies have been resolved. The primary contingency regarding incentive fees is the “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents.
Performance fees, which are a component of incentive fees, are based on the aggregate amount of realized gains earned by the applicable customized separate account, subject to the achievement of defined minimum returns to the clients. Performance fees range from 5.0% to 12.5% of net profits, subject to a compounded annual preferred return that varies by account but is generally 6.0% to 8.0%. Performance fees are recognized when no contingencies exist or where the risk of clawback has been eliminated.
Expenses
Compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted interest awards to senior employees and (c) incentive fee compensation which consists of carried interest and performance fee allocations. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
Our compensation arrangements with our employees contain a significant bonus component driven by the results of our operations. Therefore, as our revenues, profitability and the amount of incentive fees earned by our customized separate accounts and specialized funds increase, our compensation costs rise.
Certain current and former employees participate in a carried interest program whereby approximately 25% of incentive fees from certain of our specialized funds and customized separate accounts are awarded to plan participants. We record compensation expense payable to plan participants as the incentive fees become estimable and collection is probable.
General, administrative and other includes travel, accounting, legal and other professional fees, commissions, placement fees, office expenses, depreciation and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations.
We expect that we will incur additional expenses as compared to prior periods as a result of becoming a public company for director and officer insurance, director fees and additional personnel. This includes the cost of investor relations professionals, tax professionals, SEC reporting and compliance, including compliance with the Sarbanes-Oxley Act, and other similar expenses.
Other Income (Expense)
Equity in income (loss) of investees primarily represents our share of earnings from our investments in our specialized funds and certain customized separate accounts in which we have a general partner commitment. Equity income primarily comprises our share of the net realized and unrealized gains (losses) and investment income partially offset by the expenses from these investments.
We have general partner commitments in our specialized funds and certain customized separate accounts that invest solely in primary funds, secondary funds and direct/co-investments, as well as those that invest across investment types. Equity in income (loss) of investees will increase or decrease as the change in underlying fund investment valuations increases or decreases. Since our direct/co-investment funds invest in underlying portfolio companies, their quarterly and annual valuation changes are more affected by individual company movements than our primary and secondary funds that have exposures across multiple portfolio companies in underlying private markets funds. Our specialized funds and customized separate accounts invest across industries, strategies and geographies, and therefore our general partner investments do not include any significant concentrations in a specific sector or area outside the United States.
Interest expense includes interest paid and accrued on our existing senior secured Term Loan (as defined in “—Liquidity and Capital Resources—Historical Liquidity and Capital Resources—Term Loan”) and the previous senior secured term loan, amortization of deferred financing costs, amortization of original issue discount on the Term Loan and the write-down of deferred financing costs, including costs associated with the previous term loan repaid during fiscal 2016.
Interest income is income earned on cash and cash equivalents.
Other non-operating income (loss) consists primarily of gains and losses on certain investments and other non-recurring or non-cash items.
Fee-Earning AUM
We view fee-earning AUM as a metric to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and NAV of our customized separate accounts and specialized funds depending on the fee terms. Substantially all of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
Our calculations of fee-earning AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of fee-earning AUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.

Annual Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for each of the years in the three-year period ended March 31, 2017. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Year Ended March 31,
	2017	2016	2015

	(in thousands)
Revenues
Management and advisory fees	$172,674	$157,630	$145,876
Incentive fees	7,146	23,167	9,509
Total revenues	179,820	180,797	155,385
Expenses
Compensation and benefits	72,116	92,065	60,157
General, administrative and other	31,589	26,898	26,865
Total expenses	103,705	118,963	87,022
Other income (expense)
Equity in income of investees	12,801	1,518	10,474
Interest expense	(14,565)	(12,641)	(5,883)
Interest income	320	194	87
Other non-operating income (loss)	83	5,816	(1,056)
Total other income (expense)	(1,361)	(5,113)	3,622
Income before income taxes	74,754	56,721	71,985
Income tax expense	316	869	483
Net income	74,438	55,852	71,502
Less: Income (loss) attributable to non-controlling interests in general partnerships	1,192	(1,255)	2,242
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	72,634	57,107	69,260
Net income attributable to Hamilton Lane Incorporated	$612	$—	$—

Revenues

	Year Ended March 31,
	2017	2016	2015

	(in thousands)
Management and advisory fees
Customized separate accounts	$71,261	$67,879	$63,275
Specialized funds	74,675	62,340	51,315
Advisory and reporting	23,798	22,536	22,388
Distribution management	2,940	4,875	8,898
Total management and advisory fees	172,674	157,630	145,876
Incentive fees	7,146	23,167	9,509
Total revenues	$179,820	$180,797	$155,385

Year ended March 31, 2017 compared to year ended March 31, 2016
Total revenues decreased $1.0 million, or 1%, to $179.8 million, for fiscal 2017 compared to fiscal 2016, due primarily to lower incentive fees.
Management and advisory fees increased $15.0 million, or 10%, to $172.7 million for fiscal 2017 compared to fiscal 2016. This increase was driven by specialized funds revenue, which increased by $12.3 million compared to the prior year, due primarily to a $14.9 million increase in revenue from our latest secondary fund, including $2.9 million in retroactive fees. This fund added $1.2 billion in fee-earning AUM in fiscal 2017. The revenue increase from our latest secondary fund was partially offset by $3.7 million in retroactive fees from our latest direct/co-investment fund in the prior year period. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $3.4 million in fiscal 2017 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior fiscal year. Advisory and reporting fees increased $1.3 million for fiscal 2017 compared to fiscal 2016 due primarily to the addition of new reporting accounts as compared to the prior fiscal year. These increases were partially offset by a decrease in distribution management revenue of $1.9 million in fiscal 2017 compared to the prior year due to lower stock distribution activity and the related fees earned from this business.
Incentive fees decreased $16.0 million to $7.1 million for fiscal 2017, due primarily to the recognition of $15.7 in carried interest from one of our secondary funds in the prior year period, which included the preferred return general partner catch-up.
Year ended March 31, 2016 compared to year ended March 31, 2015
Total revenues increased $25.4 million, or 16%, to $180.8 million, for fiscal 2016 compared to fiscal 2015, due primarily to revenues from newly formed funds, as well as the receipt of additional incentive fee payments during the year.
Management and advisory fees increased $11.8 million, or 8%, to $157.6 million for fiscal 2016 compared to fiscal 2015. This increase was driven by specialized funds revenue, which increased by $11.0 million compared to the prior year as we added $0.5 billion in fee-earning AUM from four new funds, each with a different investment focus. Additional investors that were admitted to our existing funds in fiscal 2016 led to a $0.8 billion increase in fee-earning AUM and an increase in retroactive fees of $3.6 million compared to the prior year. In addition, customized separate accounts revenue increased $4.6 million in fiscal 2016 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior fiscal year. Advisory and reporting fees increased $0.1 million to $22.5 million for fiscal 2016 compared to fiscal 2015 due primarily to the addition of new reporting accounts during the preceding 12 months. These increases were partially offset by a decrease in distribution management revenue of $4.0 million compared to the prior year due to lower stock distribution activity and the related fees earned from this business.
Incentive fees increased $13.7 million to $23.2 million for fiscal 2016, due primarily to the initial receipt of carried interest, which includes the preferred return general partner catch-up, from one of our secondary funds of $15.7 million, offset by slightly lower incentive fees on a net basis from our specialized funds and customized separate accounts that have been paying incentive fees on a recurring basis.
In addition, on a cash basis, we received $41.5 million of incentive fee payments in fiscal 2016 that were not recognized as revenue in accordance with our accounting policy. This amount was recorded as deferred incentive fee revenue on our consolidated balance sheet, and it will be recognized in the future in the event that all related contingencies have been resolved and the risk of clawback has been eliminated.
Expenses
Year ended March 31, 2017 compared to year ended March 31, 2016
Total expenses decreased $15.3 million, or 13%, for fiscal 2017 compared to fiscal 2016, due primarily to decreased compensation and benefits expense.
Compensation and benefits expenses decreased $19.9 million, or 22%, to $72.1 million for fiscal 2017 compared to fiscal 2016, due primarily to decreased incentive plan and bonus expense. Base compensation decreased $6.2 million, or 9%, for fiscal 2017 compared to fiscal 2016, due primarily to the receipt of additional amounts of carried interest in the prior fiscal year, which generated higher bonus expense of $12.4 million. This was partially offset by increased salary expense due to additional headcount in fiscal 2017 compared to the prior fiscal year and a $1.9 million expense incurred to induce members of HLA to exchange their HLA units for HLI common stock in the Reorganization. Incentive compensation decreased $14.7 million for fiscal 2017 compared to fiscal 2016, due primarily to the $10.4 million of deferred incentive fee compensation in the prior fiscal year. Equity-based compensation increased $1.0 million, or 25%, for fiscal 2017 compared to fiscal 2016, as a result of the amortization of equity awards, which have increased in recent years.
General, administrative and other expenses increased $4.7 million for fiscal 2017 compared to fiscal 2016. This change consisted primarily of a $4.1 million increase in consulting and professional fees due to increased accounting and audit fees primarily related to the IPO.
Year ended March 31, 2016 compared to year ended March 31, 2015
Total expenses increased $31.9 million, or 37%, for fiscal 2016 compared to fiscal 2015, due primarily to increased compensation and benefits expense.
Compensation and benefits expenses increased $31.9 million, or 53%, to $92.1 million for fiscal 2016 compared to fiscal 2015, primarily as a result of strong revenue and incentive fee realizations in fiscal 2016, which resulted in increased incentive plan and bonus expenses. Base compensation and benefits increased $17.7 million, or 33%, for fiscal 2016 compared to fiscal 2015, due primarily to improved operating performance and the receipt of additional amounts of carried interest, which generated higher bonuses. Incentive compensation from incentive fees received increased $13.8 million, or 598%, for fiscal 2016 compared to fiscal 2015, due primarily to increased realizations from our specialized funds resulting in receipts of carried interest. Equity-based compensation increased $0.3 million, or 10%, for fiscal 2016 compared to fiscal 2015, which is primarily a function of bonus expense. The $92.1 million of compensation expense reported above includes $20.3 million of incremental compensation expense for the year ended March 31, 2016 that is related to the $41.5 million of incentive fee payments that were received during that period but not recognized as revenue because the incentive fee payments are subject to clawback. This revenue will be recognized over time as the clawback expires, even though the incremental compensation expense was required by GAAP to be recognized in that period. The incremental expense recognized in advance of the associated revenue included $10.4 million of incentive fee compensation and $9.9 million of base compensation and benefits.
General, administrative and other expenses increased by less than $0.1 million for fiscal 2016 compared to fiscal 2015. This change consisted primarily of a $1.1 million increase in commissions, from stronger fundraising activity by certain of our non-U.S. commissioned business development employees and third-party providers, and a $0.7 million increase in state and local taxes, caused primarily by higher incentive fee realizations compared to the prior year. This was primarily offset by a $0.5 million decrease in travel expenses and a $1.2 million decrease in professional fees as the prior year included higher than normal expenditures for outsourced fund legal negotiations, marketing and compliance procedures and costs incurred in connection with office expansions.
Other Income (Expense)
The following shows the equity in income (loss) of investees included in other income (expense):

	Year Ended March 31,
	2017	2016	2015

	(in thousands)
Equity in income of investees
Primary funds	$1,749	$609	$1,379
Direct/co-investment funds	4,652	(1,455)	4,621
Secondary funds	1,275	222	794
Customized separate accounts	5,125	2,142	3,680
Total equity in income of investees	$12,801	$1,518	$10,474

Year ended March 31, 2017 compared to year ended March 31, 2016
Other income (expense) increased $3.8 million, or 73%, to ($1.4) million for fiscal 2017 compared to fiscal 2016, due primarily to an increase in equity in income of investees, partially offset by a gain on the sale of a technology investment in the prior year.
Equity in income of investees increased $11.3 million to $12.8 million for fiscal 2017 compared to fiscal 2016 due to higher overall valuation gains compared to the prior year. This increase was due primarily to a $3.0 million increase in gains across our customized separate accounts and $4.7 million in gains in our direct/co-investment fund products, compared to $1.5 million in losses in the prior year.
Interest expense increased $1.9 million, or 15%, to $14.6 million for fiscal 2017 compared to fiscal 2016, due to a $3.4 million write-off of deferred financing costs related to the $160.0 million paydown of the Term Loan, partially offset by a $2.4 million write-off of deferred financing costs in the prior year.
Other non-operating income (loss) decreased $5.7 million to $0.1 million for fiscal 2017 compared to fiscal 2016 due primarily to a gain on a technology investment in the prior year.
Year ended March 31, 2016 compared to year ended March 31, 2015
Other income (expense) decreased $8.7 million, or 241%, to ($5.1) million for fiscal 2016 compared to fiscal 2015, due primarily to an increase in interest expense and a decrease in gains from our investments, offset by a gain on the sale of a technology investment.
Equity in income of investees decreased $9.0 million, or 86%, to $1.5 million for fiscal 2016 compared to fiscal 2015, due to decreased valuation gains from our specialized funds, which was partially a function of the impact of public markets on valuation adjustments. The decrease from the prior year consisted of $6.2 million of lower valuation adjustments in our direct/co-investment products, primarily due to decreased performance of publicly traded investments and the impact from a large write-up related to the announcement of a sale of an investment in the prior year of $2.5 million. The remaining $2.8 million decrease was due to lower positive valuation adjustments compared to fiscal 2015 across our customized separate accounts, primary funds, secondary funds, and other co/direct investment funds.
Interest expense increased $6.7 million, or 115%, to $12.6 million for fiscal 2016 compared to fiscal 2015, due to the increased debt outstanding as a result of the Term Loan entered into in July 2015, which increased interest payments by $4.4 million. In addition, we wrote off $2.4 million in deferred financing costs associated with our previous term loan.
Other non-operating income (loss) increased $6.9 million to $5.8 million for fiscal 2016 compared to fiscal 2015 due primarily to a gain on a separate equity investment and the gain on disposal of a financial instrument.
Interest income increased $0.1 million, or 123%, in fiscal 2016 compared to fiscal 2015, due to higher average cash balances compared to fiscal 2015.
Income Tax Expense
Income tax expense reflects U.S. federal and applicable state income taxes with respect to our allocable share of any taxable income of HLA subsequent to the Reorganization.
Our effective income tax rate in fiscal 2017, 2016 and 2015 was 0.4%, 1.6%, and 0.7%, respectively. Prior to the Reorganization, our effective tax rate was primarily driven by foreign income taxes as HLA is treated as a “flow-through” entity and is not subject to income taxes apart from foreign taxes attributable to its operations in foreign jurisdictions.
Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Year Ended March 31,			Year Ended March 31,
	2017			2016

	(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$16,976	$7,019	$23,995	$16,336	$6,064	$22,400
Contributions (1)	3,214	1,949	5,163	3,289	1,472	4,761
Distributions (2)	(1,959)	(184)	(2,143)	(2,605)	(501)	(3,106)
Foreign exchange, market value and other (3)	(203)	9	(194)	(44)	(16)	(60)
Balance, end of period	$18,028	$8,793	$26,821	$16,976	$7,019	$23,995

(1)
Contributions represent new commitments from customized separate accounts and specialized funds that earn fees on a committed capital fee base and capital contributions to underlying investments from customized separate accounts and specialized funds that earn fees on a net invested capital or NAV fee base.

(2)
Distributions represent returns of capital in customized separate accounts and specialized funds that earn fees on a net invested capital or NAV fee base, reductions in fee-earning AUM from separate accounts and specialized funds that moved from a committed capital to net invested capital fee base and reductions in fee-earning AUM from customized separate accounts and specialized funds that are no longer earning fees.

(3)
Foreign exchange, market value and other consists primarily of the impact of foreign exchange rate fluctuations for customized separate accounts and specialized funds that earn fees on non-U.S. dollar denominated commitments and market value appreciation (depreciation) from customized separate accounts that earn fees on a NAV fee base.

Year ended March 31, 2017 compared to year ended March 31, 2016
Fee-earning AUM increased $2.8 billion, or 12%, to $26.8 billion for fiscal 2017, due primarily to new specialized funds and customized separate accounts commitments.
Customized separate accounts fee-earning AUM increased $1.0 billion, or 6%, to $18.0 billion for fiscal 2017. Customized separate accounts contributions were $3.2 billion for fiscal 2017, due primarily to new allocations from existing clients. Distributions were $2.0 billion for fiscal 2017, due to $0.8 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired, $0.5 billion from accounts reaching the end of their account term and $0.6 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $1.8 billion, or 25%, to $8.8 billion for fiscal 2017. Specialized fund contributions were $1.9 billion for fiscal 2017, due primarily to $1.2 billion in new commitments to our secondary fund in market during the period. Distributions were $0.2 billion for fiscal 2016, due primarily to returns of capital in funds earning fees on a net invested capital fee base.
Year ended March 31, 2016 compared to year ended March 31, 2015
Fee-earning AUM increased $1.6 billion, or 7%, to $24.0 billion for fiscal 2016, due primarily to new specialized funds and customized separate accounts commitments.
Customized separate accounts fee-earning AUM increased $0.6 billion, or 4%, to $17.0 billion for fiscal 2016. Customized separate accounts contributions were $3.3 billion for fiscal 2016, due primarily to new allocations from existing clients. Distributions were $2.6 billion for fiscal 2016, due to $1.1 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired, $1.0 billion from accounts reaching the end of their account term and $0.5 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $1.0 billion, or 16%, to $7.0 billion for fiscal 2016. Specialized funds contributions were $1.5 billion for fiscal 2016, primarily due to $0.8 billion from additional investors in our co-investment and primary funds in market during the period and $0.5 billion in commitments from four new funds. Distributions were $0.5 billion for fiscal 2016, due to $0.3 billion from returns of capital in funds earning fees on a net invested capital fee base and $0.2 billion from a primary fund that moved from a committed capital to net invested capital fee base during the period.

Non-GAAP Financial Measures
Below is a description of our unaudited non-GAAP financial measures. These are not measures of financial performance under GAAP and should not be considered a substitute for the most directly comparable GAAP measures, which are reconciled below. These measures have limitations as analytical tools, and when assessing our operating performance, you should not consider these measures in isolation or as a substitute for GAAP measures. Other companies may calculate these measures differently than we do, limiting their usefulness as a comparative measure.
Adjusted EBITDA
Adjusted EBITDA is our primary internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our Term Loan, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) non-operating income (loss) and (f) certain other significant items that we believe are not indicative of our core performance.
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight earnings of the Company from recurring management fees. FRE represents net income excluding (a) incentive fees and related compensation, (b) interest income and expense, (c) income tax expense, (d) equity in income of investees and (e) other non-operating income. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for fiscal 2017, 2016, 2015, 2014 and 2013:

	Year Ended March 31,
	2017	2016	2015	2014	2013

	(in thousands)
Net income attributable to Hamilton Lane Incorporated (1)	$612	$—	$—	$—	$—
Income (loss) attributable to non-controlling interests in general partnerships	1,192	(1,255)	2,242	4,565	3,157
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	72,634	57,107	69,260	62,462	48,680
Incentive fees	(7,146)	(23,167)	(9,509)	(9,309)	(6,179)
Incentive fee related compensation (2)	3,283	31,714	4,542	4,511	2,854
Interest income	(320)	(194)	(87)	(142)	(296)
Interest expense	14,565	12,641	5,883	8,503	11,136
Income tax expense (benefit)	316	869	483	(128)	(827)
Equity in income of investees	(12,801)	(1,518)	(10,474)	(16,905)	(12,149)
Other non-operating (income) loss	(83)	(5,816)	1,056	699	461
Fee Related Earnings	$72,252	$70,381	$63,396	$54,256	$46,837
Depreciation and amortization	1,915	2,027	1,867	1,853	2,074
Equity-based compensation	4,681	3,730	3,390	3,070	2,803
Incentive fees	7,146	23,167	9,509	9,309	6,179
Incentive fee related compensation (2)	(3,283)	(31,714)	(4,542)	(4,511)	(2,854)
Interest income	320	194	87	142	296
Adjusted EBITDA	$83,031	$67,785	$73,707	$64,119	$55,335

(1)	Prior to our IPO, HLI was a wholly-owned subsidiary of HLA with no operations or assets.

(2)	Incentive fee related compensation includes incentive fee compensation expense and bonus and other revenue sharing allocated to carried interest classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding expenses related to our IPO and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. We believe Non-GAAP earnings per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2017. The fiscal 2016 and 2015 periods are not presented below as there was no comparable earnings per share of Class A common stock outstanding - diluted in those periods.

Year Ended March 31,
2017

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$612
Income attributable to non-controlling interests in general partnerships	1,192
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	72,634
Income tax expense	316
IPO related expenses (1)	1,935
Write-off of deferred financing costs (2)	3,359
Adjusted pre-tax net income	$80,048
Adjusted income taxes (3)	(32,211)
Adjusted net income	$47,837

Weighted-average shares of Class A common stock outstanding - diluted	18,341,079
Exchange of Class B and Class C units in HLA (4)	34,438,669
Adjusted shares	52,779,748

Non-GAAP earnings per share	$0.91

(1)	Represents accrual of one-time payments to induce members of HLA to exchange their HLA units for HLI common stock in the Reorganization.

(2)	Represents write-down of amortized discount and debt issuance related to the $160 million paydown of outstanding indebtedness under the Term Loan with proceeds from the IPO.

(3)
Represents corporate income taxes at assumed effective tax rate of 40.24% applied to adjusted pre-tax net income. The 40.24% is based on a federal tax statutory rate of 35.00% and a combined state income tax rate net of federal benefits of 5.24%.

(4)	Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our debt financing in recent periods has been used primarily to consolidate ownership of HLA among our employees by repurchasing equity from outside non-employee affiliated owners. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making distributions to our owners; and (5) borrowings, interest payments and repayments under our Term Loan. As of March 31, 2017 and March 31, 2016, our cash and cash equivalents, including investments in money market funds, were $32.3 million and $68.6 million, respectively.
Our material sources of cash from our operations include: (1) management and advisory fees, which are collected monthly or quarterly; (2) incentive fees, which are volatile and largely unpredictable as to amount and timing; and (3) fund distributions related to investments in our specialized funds and certain customized separate accounts that we manage. We use cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, capital expenditures and distributions to our owners. We also use our cash flows to fund commitments to certain of our specialized funds and customized separate accounts. If cash flow from operations were insufficient to fund distributions to our owners, we expect that we would suspend paying such distributions.
Term Loan
In July 2015, we entered into the Term Loan, a $260.0 million senior secured term loan with Morgan Stanley Senior Funding, Inc. as administrative agent, which was subsequently amended effective as of November 7, 2016. Subject to certain conditions, one or more additional commitments under the Term Loan may be added, up to an incremental cap of the greater of $50.0 million and an amount that would, on a pro forma basis, result in our secured leverage ratio being less than or equal to 3.65 to 1.00. The Term Loan matures in July 2022, or, with respect to any additional commitments, the date specified as the maturity for such additional loans when they are made. We have not requested any additional commitments under the Term Loan. Loans under the Term Loan bear interest at our option at either LIBOR subject to a floor of 0.75% plus 3.50% per annum, or base rate subject to a floor of 1.75% plus 2.50% per annum. The Term Loan is subject to scheduled amortization payments of $650,000 in each fiscal quarter, in each case subject to adjustment based on any voluntary or mandatory prepayments. In February 2016, we made a voluntary principal prepayment of $10.0 million. In March 2017, we made a voluntary principal prepayment of $160.0 million using proceeds from the IPO. As of March 31, 2017 and March 31, 2016, the principal amount outstanding on the Term Loan equaled $86.1 million and $248.7 million, respectively. The Term Loan contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies, incur indebtedness and liens, make investments, make certain restricted payments including paying dividends, enter into sale leaseback transactions and engage in transactions with affiliates. In addition, the Term Loan contains a financial covenant requiring us to maintain our total leverage ratio at or below certain levels. The Term Loan is guaranteed by all of our direct or indirect subsidiaries, with certain exceptions, and is secured by pledges of our and the guarantor subsidiaries’ personal property assets and material real property.

Revolving Credit Facility
We previously had a revolving credit facility with Silicon Valley Bank (the “Revolving Credit Facility”), which matured in April 2017. We had no loans outstanding under the Revolving Credit Facility for any period.
Fiscal 2016 Recapitalization
In July 2015, we undertook a leveraged recapitalization primarily to redeem membership interests of certain non-employee owners of HLA. We entered into the Term Loan and used the proceeds to repay certain of our existing indebtedness and used the remainder, combined with cash on hand, to redeem for cash certain HLA membership interests for an aggregate redemption amount of $168.6 million.
Cash Flows
Years ended March 31, 2017, 2016 and 2015

	Year Ended March 31,
	2017	2016	2015

	(in thousands)
Net cash provided by operating activities	$81,679	$109,175	$76,903
Net cash provided by (used in) investing activities	(16,715)	2,502	(10,059)
Net cash (used in) financing activities	(101,211)	(110,104)	(74,901)
Increase (decrease) in cash, cash equivalents and restricted cash	$(36,247)	$1,573	$(8,057)
Operating Activities
Net cash provided by operating activities was $81.7 million, $109.2 million and $76.9 million during fiscal 2017, 2016 and 2015, respectively. These operating cash flows were driven primarily by:

•	net income of $74.4 million, $55.9 million and $71.5 million during the years ended March 31, 2017, 2016 and 2015, respectively, and changes in operating assets and liabilities;

•
deferred incentive fee revenue of $0.0 million, $43.2 million and $2.0 million during the years ended March 31, 2017, 2016 and 2015, respectively, due to the receipt and deferral of incentive fees allocated and subject to continuing contingencies; and

•
proceeds received from investments of $10.8 million, $4.1 million and $8.1 million during the years ended March 31, 2017, 2016 and 2015, respectively, which represent a return on investment from specialized funds and certain customized separate accounts.

Investing Activities
Our net cash flow provided by (used in) investing activities was ($16.7) million, $2.5 million and ($10.1) million during fiscal 2017, 2016 and 2015, respectively. These amounts were driven primarily by:

•	contributions to and distributions from investments that netted to ($15.4) million, $3.4 million and ($6.2) million for fiscal 2017, 2016 and 2015, respectively; and

•
purchases of furniture, fixtures and equipment consisting primarily of computers and equipment and costs associated with the build out of office space totaling ($1.3) million, ($0.9) million and ($3.9) million in fiscal 2017, 2016 and 2015, respectively.

Financing Activities
Our net cash flow (used in) financing activities was ($101.2) million, ($110.1) million and ($74.9) million during fiscal 2017, 2016 and 2015, respectively. Cash used in financing activities was attributable primarily to:

•	the payoff of our previous term loan of ($108.8) million in fiscal 2016;

•	debt issuance of the Term Loan of $260.0 million offset by related deferred financing costs in fiscal 2016;

•	debt repayments of ($162.6) million, ($12.9) million and $(15.6) million during fiscal 2017, 2016 and 2015, respectively;

•	proceeds from our IPO, net of underwriting discount of $203.2 million, along with deferred offering costs of ($5.8) million in fiscal 2017;

•
the repurchase of equity due to the fiscal 2016 recapitalization of HLA and other purchases of equity interests during fiscal 2016 totaling ($173.6) million and purchases of equity interests and restricted stock of ($58.1) million and ($12.0) million in fiscal 2017 and 2015, respectively; and

•	distributions to equity holders of ($80.5) million, ($67.8) million and ($47.1) million for fiscal 2017, 2016 and 2015, respectively.
Future Sources and Uses of Liquidity
We generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents and our ability to obtain future external financing.
We expect that our primary current and long-term liquidity needs will comprise cash to (1) provide capital to facilitate the growth of our business, (2) fund commitments to our investments, (3) pay operating expenses, including cash compensation to our employees, (4) make payments under the tax receivable agreement, (5) fund capital expenditures, (6) pay interest and principal due on our Term Loan, (7) pay income taxes, and (8) make distributions to our stockholders and holders of HLA units in accordance with our distribution policy.
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2017, we were required to maintain approximately $1.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.

Dividend Policy
The declaration and payment by us of any future dividends to holders of our Class A common stock is at the sole discretion of our board of directors. Our board intends to cause us to pay a cash dividend on a quarterly basis. Subject to funds being legally available, we will cause HLA to make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement, and to pay our corporate and other overhead expenses.
Tax Receivable Agreement
We expect that exchanges of membership units of HLA by members of HLA, as well as our initial purchase of membership units of HLA with the net proceeds from our IPO from certain existing direct and indirect HLA members, will result in increases in the tax basis in our share of the assets of HLA that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The tax receivable agreement will require us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement) to the existing direct and indirect members of HLA.
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements except for those described under “—Contractual Obligations, Commitments and Contingencies” below.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2017, aggregated by type.

	Contractual Obligations, Commitments and Contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$16,582	$4,103	$7,088	$5,391	$—
Debt obligations payable (1)	86,100	2,600	5,200	5,200	73,100
Interest on debt obligations payable (2)	19,072	3,867	7,389	6,907	909
Capital commitments to our investments (3)	76,908	76,908	—	—	—
Total	$198,662	$87,478	$19,677	$17,498	$74,009

(1) Represents scheduled debt obligation payments. Our Term Loan includes covenants requiring mandatory prepayments if certain events occur, including asset sales, the receipt of insurance/condemnation proceeds, and certain debt issuances. In addition, the Term Loan requires that a portion of any excess cash flow above a negotiated formula must be prepaid annually if our leverage ratio as calculated under the Term Loan is greater than 1.75 to 1.00. There have been no mandatory prepayments under the Term Loan. Because the amount and timing of any prepayments under the Term Loan are uncertain, they have been excluded from the table.

(2)
Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 4.48% in effect as of March 31, 2017.

(3)
Represents commitments by us to fund a portion of each investment made by our specialized funds and certain customized separate account entities. These amounts are generally due on demand and are therefore presented in the less than one year category.

We have entered into a tax receivable agreement with our pre-IPO owners pursuant to which we will pay them 85% of the amount of tax benefits, if any, that we realize (or are deemed to realize in the case of an early termination payment by us, a change in control or a material breach by us of our obligations under the tax receivable agreement) as a result of increases in tax basis (and certain other tax benefits) resulting from purchases or exchanges of membership units of HLA. Because the timing of amounts to be paid under the tax receivable agreement cannot be determined, this contractual commitment has not been presented in the table above. The tax savings achieved may be substantial and we may not have sufficient cash available to pay this liability, in which case, we might be required to incur additional debt to satisfy this liability.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our combined and consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a summary of our significant accounting policies.
Principles of Consolidation
We consolidate all entities that we control through a controlling financial interest or as the primary beneficiary of variable interest entities (“VIEs”).
Our policy is to perform an analysis to determine whether consolidation is required by determining if we have a variable interest in each entity and whether that entity is a VIE. We perform the variable interest analysis for all entities in which we have a potential variable interest, which consist primarily of our specialized funds and customized separate accounts where we serve as the general partner or managing member, and general partner entities not wholly owned by us. If we have a variable interest in the entity and the entity is a VIE, we will also analyze whether we are the primary beneficiary of this entity and whether consolidation is required.
In evaluating whether we hold a variable interest, we review the equity ownership to determine whether we absorb risk created and distributed by the entity, as well as whether the fees charged to the entity are customary and commensurate with the effort required to provide the services. We consider all economic interests, including indirect interests, to determine if a fee is considered a variable interest. For our specialized funds and customized separate accounts, our fee arrangements are not considered to be variable interests. For those entities where we hold a variable interest, we determine whether each of these entities qualifies as a VIE and, if so, whether we are the primary beneficiary.
The assessment of whether the entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These judgments include: (a) determining whether the equity investment at risk is sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) evaluating whether the equity holders, as a group, can make decisions that have a significant effect on the economic performance of the entity, (c) determining whether two or more parties’ equity interests should be aggregated, and (d) determining whether the equity investors have proportionate voting rights to their obligations to absorb losses or rights to receive returns from an entity. The entities that are VIEs were determined as such because the respective limited partners do not have the ability to remove the general partner or dissolve the respective fund or entity with a simple majority vote (i.e., the limited partners lack “kick out rights”).
For entities that are determined to be VIEs, we are required to consolidate those entities where we have concluded that we are the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly or indirectly by us. At each reporting date, we determine whether any reconsideration events have occurred that require us to revisit the primary beneficiary analysis, and we will consolidate or deconsolidate accordingly.
Equity-Based Compensation
Equity-based awards issued are measured at their fair value at the date of grant. Prior to our IPO, the fair values of membership interests underlying the option and restricted unit grants were based on valuations performed that primarily utilized the market approach using comparable public companies and precedent transactions and an income approach using a discounted cash flow analysis. Following the IPO, we established a policy of using the closing sale price of our Class A common stock as quoted on the NASDAQ Stock Market on the trading day before the date of grant for purposes of determining the fair value of our restricted stock awards. Expenses related to employee equity-based compensation are recorded over the vesting period using the straight-line method.
Revenue Recognition of Incentive Fees
We have elected to adopt Method 1 of ASC 605-20-S99, “Accounting for Management Fees Based on a Formula.” Under Method 1, incentive fees are recognized as income when all contingencies, including realization of specified minimum returns to limited partners, have been resolved.
Incentive fees include both carried interest earned from certain specialized funds and performance fees received from certain customized separate accounts.
Carried interest is calculated as a percentage of the profits earned by our specialized funds subject to the achievement of certain performance criteria. Any calculated amounts above the required minimum returns to limited partners, as specified in the partnership agreements, are allocated by our specialized funds to us.
Performance fees are recognized based on the performance during the period, subject to the achievement of minimum return levels, in accordance with the respective terms set out in the client agreement. We recognize incentive fees in our Consolidated Statement of Income once all contingencies have been resolved.

Incentive fee payments received by us before the above criteria have been met are deferred and recorded as deferred incentive fee revenue in our Consolidated Balance Sheet. We may receive tax distributions related to taxable income allocated by our specialized funds and certain of our customized separate accounts, which are treated as an advance of incentive fees and subject to the same recognition criteria.
Incentive Fee Compensation Expense
Incentive fee compensation expense includes compensation directly related to incentive fees. Certain employees are granted allocations or profit-sharing interests and are thereby, as a group, entitled to a 25% portion of the incentive fees earned from certain of our specialized funds and performance fees from certain customized separate accounts, subject to vesting. Amounts payable pursuant to these arrangements are recorded as a compensation expense when they have become probable and reasonably estimable. Our determination of the point at which it becomes probable and reasonably estimable is based on our assessment of numerous factors, particularly those related to the profitability, realization, distribution status, investment profile and commitments or contingencies of our specialized funds or customized separate accounts that may give rise to incentive fees. Incentive fee compensation may be expensed before the related incentive fee income is recognized.
Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are the use of accelerated depreciation and certain basis differences resulting from acquisitions and the recapitalization transactions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As a result of the Reorganization and IPO, HLI became the sole managing member of HLA, which is organized as a limited liability company and treated as a “flow-through” entity for income taxes purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from foreign taxes attributable to its operations in foreign jurisdictions. Any taxable income or loss generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI, on a pro rata basis. As a result, we do not record income taxes on pre-tax income or loss attributable to the non-controlling interests in the general partnerships and HLA, except for foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income of HLA.

We analyze our tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where we are required to file income tax returns, as well for all open tax years in these jurisdictions. We evaluate tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority.
Tax Receivable Agreement
Our purchase of HLA Class A units concurrent with the IPO, and the subsequent and future exchanges by holders of HLA units for shares of our Class A common stock pursuant to the Exchange Agreement, is expected to result in increases in our share of the tax basis of the tangible and intangible assets of HLA, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. We entered into a tax receivable agreement (“TRA”) with the other members of HLA that requires us to pay exchanging HLA unitholders (the “TRA Recipients”) 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA. Generally, if we do not generate sufficient cumulative taxable income in the future to utilize the tax benefits, then we will not be required to make the related TRA Payments - the exception being that our obligation to make TRA Payments may be accelerated if we elect to terminate the TRA, in whole or in part, or if a change in control of us, or a breach of the TRA by us, occurs. Therefore, we will generally only recognize a liability for TRA Payments for financial reporting purposes to the extent we determine it is probable that we will generate sufficient future taxable income to utilize the related tax benefits. Estimating and projecting future taxable income is inherently uncertain and requires judgment. Actual taxable income may differ from estimates, which could significantly affect the liability under the tax benefit arrangements and our consolidated results of operations.

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Accordingly, we have recorded an initial liability of $10.7 million payable to the TRA Recipients under the TRA, representing approximately 85% of the calculated tax savings based on the original basis adjustments that we anticipate being able to utilize in future years. Changes in the projected liability resulting from the TRA may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.

JOBS Act
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have irrevocably elected to “opt out” of the extended transition period and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Subject to certain conditions set forth in the JOBS Act, we are also eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) no requirement to seek non-binding advisory votes on executive compensation or golden parachute arrangements and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We may take advantage of these exemptions until we are no longer an emerging growth company.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our capital stock that is held by non-affiliates is at least $700 million as of the prior September 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
Recent Accounting Pronouncements
Information regarding recent accounting developments and their impact on our results can be found in Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included in Part II, Item 8 of this Form 10-K.

Item 7A. Qualitative and Quantitative Disclosures about Market Risk
In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange-rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit or financial market dislocations.
Our predominant exposure to market risk is related to our role as general partner or investment manager for our specialized funds and customized separate accounts and the sensitivities to movements in the fair value of their investments, which may adversely affect our equity in income of investees. Since our management fees are generally based on commitments or net invested capital, our management fee and advisory fee revenue is not significantly impacted by changes in investment values.
Fair value of the financial assets and liabilities of our specialized funds and customized separate accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The impact of investment risk is as follows:

•
Equity in income of investees changes along with the realized and unrealized gains of the underlying investments in our specialized funds and certain customized separate accounts in which we have a general partner commitment. Our general partner investments include over 3,000 unique underlying portfolio investments with no significant concentration in any industry or country outside of the United States.

•
Management fees from our specialized funds and customized separate accounts are not significantly affected by changes in fair value as the management fees are not generally based on the value of the specialized funds or customized separate accounts, but rather on the amount of capital committed or invested in the specialized funds or customized separate accounts, as applicable.

•
Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $45.2 million of deferred incentive fee revenue on our balance sheet as of March 31, 2017. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback. In order for any amount of our deferred incentive fee revenue to have been subject to clawback, the NAV across our funds as of March 31, 2017 would have needed to decline by over 50%.

Exchange Rate Risk
Several of our specialized funds and customized separate accounts hold investments denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and foreign currency, which could impact investment performance. The currency exposure related to investments in foreign currency assets is limited to our general partner interest, which is typically one percent of total capital commitments. We do not possess significant assets in foreign countries in which we operate or engage in material transactions in currencies other than the U.S. dollar. Therefore, changes in exchange rates are not expected to materially impact our financial statements.
Interest Rate Risk
 As of March 31, 2017, we had $86.1 million in borrowings outstanding under our Term Loan. The annual interest rate on the Term Loan, which is at LIBOR subject to a floor of 0.75% plus 3.50%, was 4.48% as of March 31, 2017. In July 2015, we purchased interest rate caps through June 30, 2020, to limit a portion of our exposure to changes in LIBOR above 2.50%.
Based on the floating rate component of our Term Loan payable as of March 31, 2017, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.9 million over the next 12 months.
Credit Risk
We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hamilton Lane Incorporated

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the “Company”), as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hamilton Lane Incorporated at March 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania

June 26, 2017

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2017	2016
Assets
Cash and cash equivalents	$32,286	$68,584
Restricted cash	1,849	1,798
Fees receivable	12,113	11,828
Prepaid expenses	2,593	1,555
Due from related parties	3,313	2,852
Furniture, fixtures and equipment, net	4,063	4,612
Investments	120,147	102,749
Deferred income taxes	61,223	7
Other assets	3,030	2,651
Total assets	$240,617	$196,636

Liabilities and Equity
Accounts payable	$1,366	$641
Accrued compensation and benefits	3,417	4,029
Deferred incentive fee revenue	45,166	45,166
Senior secured term loan payable
Principal amount	86,100	248,700
Less: unamortized discount and debt issuance costs	1,790	5,383
Senior secured term loan payable, net	84,310	243,317
Accrued members’ distributions	2,385	9,386
Payable to related parties pursuant to tax receivable agreement	10,734	—
Other liabilities	6,612	6,035
Total liabilities	153,990	308,574

Commitments and Contingencies (Note 13)

Members’ deficit	—	(122,483)
Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 19,151,033 issued and 19,036,504 outstanding as of March 31, 2017	19	—
Class B common stock, $0.001 par value, 50,000,000 authorized; 27,935,255 issued and outstanding as of March 31, 2017	28	—
Additional paid-in-capital	61,845	—
Accumulated other comprehensive loss	(311)	(823)
Retained earnings	612	—
Less: Treasury stock, at cost, 114,529 as of March 31, 2017	(2,151)	—
Total Hamilton Lane Incorporated stockholders’ equity / members’ deficit	60,042	(123,306)
Non-controlling interests in general partnerships	9,901	11,368
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,684	—
Total equity (deficit)	86,627	(111,938)

Total liabilities and equity	$240,617	$196,636

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2017	2016	2015
Revenues
Management and advisory fees	$172,674	$157,630	$145,876
Incentive fees	7,146	23,167	9,509
Total revenues	179,820	180,797	155,385
Expenses
Compensation and benefits	72,116	92,065	60,157
General, administrative and other	31,589	26,898	26,865
Total expenses	103,705	118,963	87,022
Other income (expense)
Equity in income of investees	12,801	1,518	10,474
Interest expense	(14,565)	(12,641)	(5,883)
Interest income	320	194	87
Other non-operating income (loss)	83	5,816	(1,056)
Total other income (expense)	(1,361)	(5,113)	3,622
Income before income taxes	74,754	56,721	71,985
Income tax expense	316	869	483
Net income	74,438	55,852	71,502
Less: Income (loss) attributable to non-controlling interests in general partnerships	1,192	(1,255)	2,242
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	72,634	57,107	69,260
Net income attributable to Hamilton Lane Incorporated	$612	$—	$—

Earnings per share of Class A common stock (1):
Basic	$0.03
Diluted	$0.03
Weighted-average shares of Class A common stock outstanding(1):
Basic	17,788,363
Diluted	18,341,079

(1)
Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from March 6, 2017 through March 31, 2017, the period following the Reorganization and IPO, as defined in Note 1 (see Note 11).

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended March 31,
	2017	2016	2015
Net income	$74,438	$55,852	$71,502
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	(142)	(823)	—
Amounts reclassified to net income:
Realized loss on cash flow hedge	44	—	132
Total other comprehensive income (loss), net of tax	(98)	(823)	132
Comprehensive income	$74,340	$55,029	$71,634
Less:
Comprehensive income (loss) attributable to non-controlling interests in general partnerships	1,192	(1,255)	2,242
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	72,522	56,284	69,392
Total comprehensive income attributable to Hamilton Lane Incorporated	$626	$—	$—

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Members’ Equity (Deficit)	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships		Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity (deficit)

Balance at March 31, 2014	$38,742	$—	$—	$—	$—	$—	$(132)	$18,502		$—	$57,112
Net income	69,260	—	—	—	—	—	—	2,242		—	71,502
Other comprehensive income	—	—	—	—	—	—	132	—		—	132
Equity-based compensation	3,390	—	—	—	—	—	—	—		—	3,390
Purchase of membership interests	(12,014)	—	—	—	—	—	—	—		—	(12,014)
Sale of membership interests	1,535	—	—	—	—	—	—	—		—	1,535
Proceeds received from option exercises	1,579	—	—	—	—	—	—	—		—	1,579
Member distributions	(46,254)	—	—	—	—	—	—	—	—	—	(46,254)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	—	(3,292)		—	(3,292)
Balance at March 31, 2015	$56,238	$—	$—	$—	$—	$—	$—	$17,452		$—	$73,690
Net income (loss)	57,107	—	—	—	—	—	—	(1,255)		—	55,852
Other comprehensive loss	—	—	—	—	—	—	(823)	—		—	(823)
Equity-based compensation	3,730	—	—	—	—	—	—	—		—	3,730
Purchase of membership interests	(173,622)	—	—	—	—	—	—	—		—	(173,622)
Sale of membership interests	3,268	—	—	—	—	—	—	—		—	3,268
Proceeds received from option exercises	586	—	—	—	—	—	—	—		—	586
Member distributions	(69,790)	—	—	—	—	—	—	—		—	(69,790)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	—	(4,829)		—	(4,829)
Balance at March 31, 2016	$(122,483)	$—	$—	$—	$—	$—	$(823)	$11,368		$—	$(111,938)
Net income prior to Reorganization and IPO	70,658	—	—	—	—	—	—	1,136		—	71,794
Other comprehensive loss prior to Reorganization and IPO	—	—	—	—	—	—	(140)	—		—	(140)
Equity-based compensation prior to Reorganization and IPO	4,363	—	—	—	—	—	—	—		—	4,363
Purchase of membership interests prior to Reorganization and IPO	(18,783)	—	—	—	—	—	—	—		—	(18,783)
Sale of membership interests prior to Reorganization and IPO	4,669	—	—	—	—	—	—	—		—	4,669
Proceeds received from option exercises prior to Reorganization and IPO	1,192	—	—	—	—	—	—	—		—	1,192
Member distributions prior to Reorganization and IPO	(71,083)	—	—	—	—	—	—	—		—	(71,083)
Capital contributions from (distributions to) non-controlling interests, net, prior to Reorganization and IPO	—	—	—	—	—	—	—	(2,659)		—	(2,659)
Issuance of Class A common stock sold in IPO, net of commissions	—	14	—	203,191	—	—	—	—		—	203,205
Issuance of Class B common stock to existing members	—	—	28	—	—	—	—	—		—	28
Effect of Reorganization transaction and purchase of HLA units	131,467	4	—	(187,681)	—	—	638	—		18,372	(37,200)
Deferred tax adjustments related to TRA and Unit exchanges	—	—	—	50,543	—	—	—	—		—	50,543
Deferred IPO costs	—	—	—	(5,844)	—	—	—	—		—	(5,844)
Issuance of restricted stock	—	1	—	(1)	—	—	—	—		—	—
Purchase of restricted stock for tax withholding subsequent to Reorganization and IPO	—	—	—	1,415	—	(2,151)	—	—		(1,415)	(2,151)
Member distribution subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—		(2,373)	(2,373)
Other comprehensive loss subsequent to Reorganization and IPO	—	—	—	—	—	—	14	—		28	42
Net income subsequent to Reorganization and IPO	—	—	—	—	612	—	—	56		1,976	2,644
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	107	—	—	—	—		211	318
Vesting of restricted stock	—	—	—	115	—	—	—	—		(115)	—
Balance at March 31, 2017	$—	$19	$28	$61,845	$612	$(2,151)	$(311)	$9,901		$16,684	$86,627
See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2017	2016	2015
Operating activities:

Net income	$74,438	$55,852	$71,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,915	2,027	1,867
Change in deferred income taxes	26	730	274
Amortization of deferred financing costs	845	857	912
Write-off of deferred financing costs	3,359	2,408	—
Equity-based compensation	4,681	3,730	3,390
Gain on sale	—	(5,408)	—
Equity in income of investees	(12,801)	(1,518)	(10,474)
Proceeds received from investments	10,843	4,105	8,129
Other	77	117	1,056
Changes in operating assets and liabilities:
Fees receivable	(285)	4,041	(6,643)
Prepaid expenses	(1,038)	(49)	489
Due from related parties	(461)	101	1,136
Other assets	(610)	(1,009)	30
Accounts payable	725	(1,026)	689
Accrued compensation and benefits	(612)	(920)	1,848
Deferred incentive fee revenue	—	43,206	1,960
Other liabilities	577	1,931	738
Net cash provided by operating activities	$81,679	$109,175	$76,903

Investing activities:
Purchase of furniture, fixtures and equipment	$(1,275)	$(921)	$(3,874)
Distributions received from investments	8,782	21,587	13,468
Contributions to investments	(24,222)	(18,164)	(19,653)
Net cash (used in) provided by investing activities	$(16,715)	$2,502	$(10,059)

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2017	2016	2015
Financing activities:
Repayments of senior secured term loan	$(162,600)	$(121,680)	$(15,620)
Senior secured term loan borrowing, net of deferred financing	—	253,988	—
Contributions from non-controlling interest in Partnerships	532	629	1,137
Distributions to non-controlling interest in Partnerships	(3,191)	(5,458)	(4,429)
Proceeds from IPO, net of underwriting discount	203,205	—	—
Payment of deferred offering costs	(5,844)	—	—
Proceeds from issuance of Class B common stock	28	—	—
Sale of membership interests	4,669	3,268	1,535
Purchase of restricted stock for tax withholdings	(2,151)	—	—
Purchase of membership interests	(55,983)	(173,622)	(12,014)
Proceeds received from option exercises	1,192	586	1,579
Members’ distributions	(80,457)	(67,815)	(47,089)
Other	(611)	—	—
Net cash (used in) financing activities	$(101,211)	$(110,104)	$(74,901)
Increase (decrease) in cash, cash equivalents, and restricted cash	(36,247)	1,573	(8,057)
Cash, cash equivalents, and restricted cash at beginning of year	70,382	68,809	76,866
Cash, cash equivalents, and restricted cash at end of year	$34,135	$70,382	$68,809

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$10,234	$9,237	$4,799
Cash paid during the year for income taxes	$280	$175	$72
Fair value of non-cash consideration received for Company’s interest in proprietary investment	$—	$10,798	$—
Non-cash financing activities:
Exchange of HLA Class A Units to HLI Class A common stock	$4	$—	$—
Establishment of net deferred tax assets related to tax receivable agreements and the Reorganization	$61,278	$—	$—

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (or “HLI”) was incorporated in the State of Delaware on December 31, 2007. The Company was formed for the purpose of completing an initial public offering (“IPO”) and related transactions (“Reorganization”) in order to carry on the business of Hamilton Lane Advisors, L.L.C. (“HLA”) as a publicly-traded entity. As of March 6, 2017, in connection with the Reorganization discussed below, HLI became the sole managing member of HLA. Unless otherwise specified, “the Company” refers to the consolidated entity of Hamilton Lane Incorporated and Hamilton Lane Advisors, L.L.C. and subsidiaries throughout the remainder of these notes.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services, primarily to institutional investors, to design, build and manage private markets portfolios. HLA generates revenues primarily from management fees, by managing assets on behalf of customized separate accounts, specialized fund products and distribution management accounts, and advisory fees, by providing asset supervisory and reporting services. HLA sponsors the formation, and serves as the general partner or managing member, of various limited liability partnerships consisting of specialized funds and certain single client separate account entities (“Partnerships”) that acquire interests in third-party managed investment funds that make private equity and equity-related investments. The Partnerships may also make direct co-investments, including investments in debt, equity, and other equity-based instruments. The Company, which includes certain subsidiaries that serve as the general partner or managing member of the Partnerships, may invest its own capital in the Partnerships and generally makes all investment and operating decisions for the Partnerships. HLA operates several wholly or majority owned entities through which it conducts its foreign operations.

Reorganization

In connection with the IPO, the Company completed a series of transactions on March 6, 2017, which are described below:

•	HLI amended and restated its certificate of incorporation to, among other things, provide for Class A common stock, Class B common stock, and Preferred stock.

•
HLA amended and restated its limited liability company agreement to, among other things, (i) appoint HLI as the sole managing member of HLA, and (ii) classify the interests that were acquired by HLI as Class A Units, the voting interests held by the continuing members of HLA as Class B Units, and the non-voting interests held by the continuing members of HLA as Class C Units.

•
HLA effectuated a reverse unit split of 0.68-for-1 for each unit class. All unit-based data, including the number of units and per unit amounts in these consolidated financial statements and accompanying notes have been retroactively adjusted for the reverse split.

•	Certain HLA members exchanged their HLA units for 3,899,169 shares of Class A common stock of HLI.

•	HLI issued to the Class B unitholders of HLA one share of Class B common stock for each Class B unit that they owned in exchange for a payment of its par value.

•	Certain Class B unitholders of HLA entered into a stockholders agreement where they agreed to vote all their shares of voting stock in accordance with the instructions of HLA Investments, LLC.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

•	HLI entered into an exchange agreement with the direct owners of HLA pursuant to which they will be entitled to exchange HLA units for shares of HLI’s Class A common stock on a one-for-one basis.

Initial Public Offering

On March 6, 2017, HLI issued 13,656,250 shares of Class A common stock in the IPO at a price of $16.00 per share. The net proceeds totaled $203,205 after deducting underwriting commissions of $15,295 and before offering costs of $5,844 that were incurred by HLA. The net proceeds were used to purchase 11,156,250 newly issued Class A units in HLA for $166,005, and 2,500,000 Class A units from existing HLA owners for $37,200.

Subsequent to the IPO and Reorganization transactions, HLI is a holding company whose principal asset is a controlling equity interest in HLA. As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities and payable to related parties pursuant to a tax receivable agreement. As of March 31, 2017, HLI held approximately 34.2% of the economic interest in HLA. As future exchanges of HLA units occur, the economic interest in HLA held by HLI will increase.

The Reorganization is considered a transaction between entities under common control.  As a result, the consolidated financial statements for periods prior to the IPO and the Reorganization are the consolidated financial statements of HLA as the predecessor to HLI for accounting and reporting purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements include the accounts of the Company, and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Consolidation

In accordance with Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis”, the Company performs an analysis to determine whether it is required to consolidate entities, by determining if the Company has a variable interest in each entity and whether that entity is a variable interest entity (“VIE”). The Company performs the variable interest analysis for all

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

entities in which it has a potential variable interest, which primarily consist of all Partnerships where the Company serves as the general partner or managing member, and general partner entities not wholly owned by the Company. If the Company has a variable interest in the entity and the entity is a VIE, it will also analyze whether the Company is the primary beneficiary of this entity and whether consolidation is required.

In evaluating whether it has a variable interest in the entity, the Company reviews the equity ownership and whether the Company absorbs risk created and distributed by the entity, as well as whether the fees charged to the entity are customary and commensurate with the level of effort required to provide services. Fees received by the Company are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) the Company’s other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. Evaluation of these criteria requires judgment.

For entities determined to be VIEs, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“the power”) and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE (“the benefits”). When making the determination on whether the benefits received from an entity are significant, the Company considers the total economics of the entity, and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis and the Company has determined that it is not the primary beneficiary of each of the Partnerships, therefore consolidation is not required for those entities.

For the general partner entities that are not wholly owned by the Company that are determined to be VIEs, the Company has determined it is the primary beneficiary since it has the power and the benefits; therefore consolidation of these entities is required. The portion of the consolidated subsidiaries owned by third parties and any related activity is eliminated through non-controlling interests in general partnerships in the Consolidated Balance Sheets and income (loss) attributable to non-controlling interests in general partnerships in the Consolidated Statements of Income.

For entities that are not determined to be VIEs, the Company analyzes whether it has a controlling financial interest to determine whether consolidation is required.

At each reporting date, the Company determines whether any reconsideration events have occurred that require it to revisit the primary beneficiary analysis and will consolidate or deconsolidate accordingly.

See Note 4 for additional disclosure on VIEs.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Accounting for Differing Fiscal Periods

The Partnerships primarily have a fiscal year end as of December 31, and the Company accounts for its investments in the Partnerships using a three-month lag due to the timing of financial information received from the investments held by the Partnerships. The Partnerships primarily invest in private equity funds, which generally require at least 90 days following the calendar year end to present audited financial statements. The Company records its share of capital contributions to and distributions from the Partnerships in investments in the Consolidated Balance Sheets during the three month lag period.

The Company’s revenue earned from Partnerships, including both management and advisory fee revenue and incentive fee revenue, is not accounted for on a lag.

To the extent that management is aware of material events that affect the Partnerships during the intervening period, the impact of the events would be disclosed in the Notes to Consolidated Financial Statements.

Foreign Currency

Foreign currency balances and transactions of the Company, including its foreign subsidiaries are translated into U.S. Dollars, which is the functional currency. Assets and liabilities relating to foreign subsidiaries are translated using the exchange rates prevailing at the end of each reporting period. Results of the Company’s foreign subsidiaries are translated using the weighted-average exchange rate for each reporting period. Foreign exchange losses related to the Company and its foreign subsidiaries are included in general, administrative and other expenses in the Consolidated Statements of Income and were $175, $4, and $700 for the years ended March 31, 2017, 2016 and 2015, respectively.

Cash, Cash Equivalents, and Restricted Cash

Cash deposits in interest-bearing money market accounts and highly liquid investments, with an original maturity of three months or less, are classified as cash equivalents. Interest earned on cash and cash equivalents is recorded as interest income in the Consolidated Statements of Income.

Restricted cash at March 31, 2017 and 2016 was primarily cash held by the Company’s foreign subsidiaries due to certain government regulatory capital requirements.

Fees Receivable

Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly no allowance for doubtful accounts has been established. If accounts become uncollectible, they will be expensed when that determination is made.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist primarily of leasehold improvements, furniture, electronic equipment, and computer hardware and software and are recorded at cost, less accumulated depreciation. Depreciation is recognized in accordance with the straight-line method over the estimated useful lives as follows:

Computer equipment	3 years
Furniture and fixtures	5-7 years
Office equipment	3-5 years

Leasehold improvements are capitalized and depreciated over the shorter of their useful life or the life of the lease. Expenditures for improvements that extend the useful life of an asset are capitalized. Expenditures for ordinary repairs and maintenance are expensed as incurred.

Intangibles and Goodwill

The Company’s intangible assets consist of customer relationship assets identified as part of an acquisition in 2013. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 7 to 10 years, reflecting the contractual lives of such assets. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recognized any impairment charges in any of the periods presented.

As part of the acquisition noted above, the Company acquired intangible assets of $770. The carrying value of the intangible assets was $400 and $490, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2017 and 2016, respectively. The accumulated amortization of intangibles was $370 and $280 as of March 31, 2017 and 2016, respectively. Amortization of intangible assets was $91 for each of the years in the three-year period ended March 31, 2017, and is included in general, administrative and other expenses in the Consolidated Statements of Income. The estimated amortization expense for the next five fiscal years is $91, $91, $87, $45, and $45, respectively.

Goodwill of $1,069, which is included in other assets in the Consolidated Balance Sheets, was recorded in conjunction with the acquisition in 2013. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that an operating segment’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the operating segment and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. The Company performed the annual impairment assessment as of December 31, 2016 noting that no goodwill impairment existed.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Equity Method Investments

Investments in which the Company is deemed to exert significant influence but not control are accounted for using the equity method of accounting. For investments in the Partnerships accounted for under the equity method of accounting, the Company’s share of income (losses) is included in equity in income of investees in the Consolidated Statements of Income. The Company’s equity in income of investees is generally comprised of realized and unrealized gains from the underlying funds and portfolio companies held by the Partnerships. The carrying amounts of equity method investments are reflected in investments in the Consolidated Balance Sheets.

Fair Value of Financial Instruments

The Company considers cash and cash equivalents, fees receivable, prepaid expenses, other assets, investments, accounts payable, accrued compensation and benefits, senior secured term loan, and other liabilities to be its financial instruments. The carrying amount reported in the Consolidated Balance Sheets for these financial instruments equals or closely approximates their fair values; except for investments, which are discussed in Note 3, and senior secured term loan and interest rate cap, which are discussed in Note 6.

Revenue Recognition

Revenues consist primarily of management and advisory fees and incentive fees.

Management and advisory fees are generally comprised of management fees from customized separate accounts, specialized funds, and distribution management services, and advisory fees from non-discretionary advisory and reporting services.

Revenue from specialized funds and customized separate accounts are determined by applying a percentage to unaffiliated net invested capital or committed capital under management. Generally, customized separate accounts are contractual arrangements involving an investment management agreement between the Company and a single client. In some cases, a customized separate account will be structured as a limited partnership with a subsidiary of the Company as general partner or managing member. Specialized funds are primarily limited partnerships having multiple investors with a subsidiary of the Company serving as general partner or managing member. Distribution management fees are earned by applying a percentage to assets under management or proceeds received. Revenue from advisory clients is generally a fixed fee, and reporting and diligence services are generally charged on a per fund or transaction basis. Management and advisory fee revenues are recognized in the period during which the related services are performed and the amounts have been contractually earned.

Incentive fees earned on the performance of certain separate accounts (“Performance Fees”) are recognized based on the performance during the period, subject to the achievement of minimum return levels, in accordance with the respective terms set out in the client agreement. Performance Fees are recognized when the return levels are met and are not subject to contingencies.

With respect to the Partnerships, incentive fees (“Carried Interest”) are allocated to the general partner/managing member based on cumulative fund performance to date, subject to a preferred return to limited partners/non-managing members. The Company has elected to adopt “Method 1” for revenue recognition based on a formula. Under this method, incentive fees are recognized when fixed or determinable and all related contingencies have been resolved. Carried Interest received by the Company before the above criteria have been met are deferred and recorded as deferred incentive fee revenue in the

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Consolidated Balance Sheets. The Company may receive tax distributions related to taxable income allocated by the Partnerships, which are treated as advanced incentive fees and subject to the same recognition criteria. Tax distributions are subject to clawback unless the taxes are non-recoverable.

Compensation and Benefits

Compensation and Benefits consists of (a) base compensation comprising salary, bonuses, and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted stock awards to senior employees, and (c) incentive fee compensation which consists of Carried Interest and Performance Fee allocations as detailed below.

Equity-based awards issued are measured at their fair value at the date of grant. The fair value of the restricted stock grant is based on the closing stock price on the trading day before the date of grant. Expenses related to employee equity-based compensation are recorded evenly over the vesting period using the straight-line method. See Note 8 for more information regarding accounting for equity-based awards.

Incentive fee compensation expense includes compensation directly related to incentive fees. Certain employees of the Company are granted allocations or profit-sharing interests and are thereby, as a group, entitled to a 25% portion of the incentive fees earned by the Company from certain Partnerships and certain managed accounts subject to vesting. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. The Company’s determination of the point at which it becomes probable and reasonably estimable that incentive fee compensation expense should be recorded is based on its assessment of numerous factors, particularly those related to the profitability, realizations, distribution status, investment profile and commitments or contingencies of the individual funds that may give rise to incentive fees. Incentive fee compensation may be expensed before the related incentive fee revenue is recognized.

Other Non-Operating Income (Loss)

Other non-operating income for the year ended March 31, 2016 primarily consisted of a non-cash gain of $5,408 on the merger transaction of a prior technology investment. The fair value of the consideration received, which consisted of equity in the acquiring company, was $10,798. Other non-operating loss for the year ended March 31, 2015 primarily consisted of a non-cash loss on an equity method investment.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are the use of accelerated depreciation and certain basis differences resulting from acquisitions and the recapitalization transactions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

As a result of the Reorganization and IPO, HLI became the sole managing member of HLA, which is organized as a limited liability company and treated as a “flow-through” entity for income taxes purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from foreign taxes attributable to its

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

operations in foreign jurisdictions. Any taxable income or loss generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI following the Reorganization and IPO, on a pro rata basis. As a result, the Company does not record income taxes on pre-tax income or loss attributable to the non-controlling interests in the general partnerships and HLA, except for foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income of HLA following the Reorganization and IPO.

The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well for all open tax years in these jurisdictions. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority.

Tax Receivable Agreement

The Company’s purchase of HLA Class A units concurrent with the IPO, and the subsequent and future exchanges by holders of HLA units for shares of the Company's Class A common stock pursuant to the Exchange Agreement, is expected to result in increases in its share of the tax basis of the tangible and intangible assets of HLA, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to HLI. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that HLI would otherwise be required to pay in the future. HLI has entered into a tax receivable agreement (“TRA”) with the other members of HLA (the “TRA Recipients”) that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that HLI actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA.

Segments

The Company operates its business in a single segment, which is how our chief operating decision maker (who is our chief executive officer) reviews financial performance and allocates resources. Accordingly, the Company considers itself to be in a single operating and reportable segment structure.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and fees receivable. The majority of the Company’s cash and cash equivalents are held with one major financial institution and expose the Company to a certain degree of credit risk. Substantially all cash amounts on deposit with major financial institutions exceed insured limits. The concentration of credit risk with respect to fees is generally limited due to the short payment terms extended to clients by the Company.

The Company derives revenues from clients located in the United States and other foreign countries.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The below table presents revenues by geographic location:

	Year Ended March 31,
	2017	2016	2015
United States	$99,098	$104,337	$87,949
Israel	16,675	18,642	14,570
Other foreign countries	64,047	57,818	52,866
Total revenues(1)	$179,820	$180,797	$155,385
(1) Revenues are attributed to countries based on location of the client or investor.

Distributions

Distributions are reflected in the consolidated financial statements when declared. Refer to Note 7 for additional details on distributions.

Related Parties

For purposes of classifying amounts, the Company considers its employees, directors, equity method investments, and the TRA Recipients to be related parties. Refer to Note 12 for details on transactions with related parties.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09 by one year to annual and interim reporting periods beginning after December 15, 2017. In addition, during March, April and May 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customer: Principal versus Agent Consideration (Reporting Revenue Gross versus Net)”, ASU No. 2016-10 “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing”, and ASU No. 2016-12 “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients”, respectively. These additional amendments clarified the revenue recognition guidance on reporting revenue. The Company is currently evaluating the effect that adoption will have on its Consolidated Financial Statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and entities may early adopt. The Company is currently evaluating the effect that adoption will have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect that adoption will have on its Consolidated Financial Statements.

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” (ASU 2016-09). ASU 2016-09 changes how companies account for certain aspects of share-based payments to employees. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted in any interim or annual period but all of ASU 2016-09 must be adopted in the same period. The Company elected to early adopt the amended guidance on April 1, 2016. The primary impact of adoption was the recognition of excess tax benefits in the provision (benefit) for foreign income taxes rather than equity. The Company elected to apply the amendment to classify excess tax benefits as an operating activity in its Consolidated Statements of Cash Flows prospectively. Adoption of the guidance had no cumulative impact on members’ deficit as of March 31, 2016.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Payments” (ASU 2016-15). ASU 2016-15 clarifies cash flow classification of several discrete cash flows issues including debt prepayment costs and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that adoption will have on its Consolidated Financial Statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash” (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this update are effective for years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the standard on October 1, 2016 and retrospectively applied the amendment. Other than the change in presentation of restricted cash within the Consolidated Statements of Cash Flows, the adoption of this standard did not have a material impact on its Consolidated Financial Statements.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

3. Investments

Investments consist of the following:

	March 31,
	2017	2016
Equity method investments in Partnerships	$103,141	$88,951
Other equity method investments	661	—
Investments carried at cost	16,345	13,798
Total Investments	$120,147	$102,749

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company generally has a 1% interest in each of the Partnerships although the Company has interests in certain Partnerships ranging from 0-7%. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $12,801, $1,518, and $10,474 for the years ended March 31, 2017, 2016, and 2015, respectively. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data.

The Company’s equity method investments in Partnerships consist of the following types:

	March 31,
	2017	2016
Primary funds	$18,741	$16,262
Secondary funds	7,111	6,313
Direct/co-investment funds	34,855	28,589
Customized separate accounts	42,434	37,787
Total equity method investments in Partnerships	$103,141	$88,951

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for the years ended March 31, 2017 and 2016, no individual equity method investment held by the Company met the significance criteria, and as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The summarized financial information of the Company’s equity method investments in Partnerships is as follows:

	March 31,
	2017	2016
Assets
Investments	$8,999,677	$7,362,930
Other assets	282,380	270,819
Total assets	$9,282,057	$7,633,749
Liabilities and Partners’ Capital
Debt	$71,876	$64,168
Other liabilities	45,043	56,179
Total liabilities	116,919	120,347
Partners’ capital	9,165,138	7,513,402
Total Liabilities and Partners’ Capital	$9,282,057	$7,633,749

	Year Ended March 31,
	2017	2016	2015
Investment Income	$93,470	$103,871	$93,711
Expenses	109,648	96,352	80,613
Net investment income	(16,178)	7,519	13,098
Net realized and unrealized gain	1,121,595	184,831	786,375
Net income	$1,105,417	$192,350	$799,473

The Company’s investments carried at cost include other proprietary investments that are not consolidated, over which the Company does not exert significant influence and for which fair value is not readily determinable. The Company has determined in accordance with the applicable guidance that it is impracticable to estimate the fair value of the investments carried at cost due to limited information available. As of March 31, 2017 and 2016, the Company did not identify any significant events or changes in circumstances that have a significant adverse effect on the carrying value of these investments carried at cost.

4. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $19,653 and $21,849 as of March 31, 2017 and 2016, respectively and are recorded in Investments in the Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of March 31, 2017 and 2016. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. have substantive “kick out” or “liquidation” rights).

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of March 31, 2017, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $11,342,835 and $4,614,653, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

The maximum exposure to loss represents the potential loss of assets recognized by the Company relating to these unconsolidated entities. The Company believes that its maximum exposure to loss is limited because it establishes separate limited liability or limited partnership entities to serve as the general partner or managing member of the Partnerships.

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2017	2016
Investments	$60,597	$49,330
Fees receivable	430	2
Due from related parties	1,742	573
Total VIE Assets	62,769	49,905
Deferred incentive fee revenue	45,166	45,166
Non-controlling interests	(9,901)	(11,368)
Maximum Exposure to Loss	$98,034	$83,703

5. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consist of the following:

	March 31,
	2017	2016
Computer equipment	$5,598	$5,653
Furniture and fixtures	3,855	3,793
Leasehold improvements	3,812	3,978
Office equipment	2,072	2,045
	15,337	15,469
Less: accumulated depreciation	11,274	10,857
Furniture, fixtures, and equipment, net	$4,063	$4,612

Depreciation expense was $1,824, $1,936 and $1,777 for the years ended March 31, 2017, 2016 and 2015, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

6. Senior Secured Term Loan and Bank Line of Credit

On July 9, 2015, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with various lenders for a senior secured term loan of $260,000. After expenses, including underwriting fees and other expenses, the net amount received was $253,994. The Company utilized the proceeds (along with available cash) primarily to pay off the previous term loan for $108,757 and recapitalize the Company by purchasing interests from certain equity holders for $165,238 in the aggregate. The previous unamortized deferred financing costs of $2,408 were immediately written off and included in interest expense in the Consolidated Statements of Income for the year ended March 31, 2016.

The cash proceeds were net of deferred financing costs of $5,356 and an original issue discount of $650. The original issue discount represents the difference between the stated redemption price at maturity and the issue price and is included in term loan payable net of deferred financing in the Consolidated Balance Sheets and amortized into interest expense in the Consolidated Statements of Income over the term of the loan.

Interest on the senior secured term loan is variable based on LIBOR, subject to a floor of 0.75%, plus a margin of 3.5%, implying a minimum interest rate of 4.25% per annum. The term loan requires 1% annual principal payments which began December 31, 2015, as well as prepayments from certain “asset sales” and “excess cash flow”, if applicable, beginning with the six-month period ending March 31, 2016 and continuing each fiscal year thereafter. Prepayments with respect to excess cash flow, if any, are made on an annual basis, and the first payment was made on June 30, 2016.

The remaining principal balance of the term loan is due upon maturity at July 9, 2022. The Company is permitted to make voluntary prepayments on the loan without penalty. The Company made a voluntary prepayment of $160,000 and $10,000 on the term loan in March 2017 and February 2016, respectively. In connection with the voluntary prepayments, the Company has written off $3,359 of the previously unamortized deferred financing costs which are included in interest expense in the Consolidated Statements of Income.

The Credit Agreement contains various restrictive covenants. It requires the Company to maintain a specified maximum total leverage ratio. In addition, the Credit Agreement, among other things, limits the ability of the Company to incur additional indebtedness, to make certain restricted payments, to consummate mergers, consolidations, asset sales and make certain investments, subject to certain exceptions and carve-outs. The term loan is secured by substantially all of the assets of HLA and ranks senior to all other indebtedness.

In July 2015, the Company purchased interest rate caps through June 30, 2020 to limit exposure to fluctuations in LIBOR above 2.5% on a portion of the Company’s senior secured term loan. In October
2016, the Company de-designated its remaining interest rate caps as cash flow hedges and discontinued
hedge accounting. The amount accumulated in other comprehensive income (loss) will be amortized to interest expense over the remaining term of the respective interest rate caps, or written off if the cash flows become no longer probable. The changes in the fair value of these interest rate caps after the de-designation are recorded in other non-operating income in the Consolidated Statements of Income. The fair value of the interest rate caps was $194 and $225 as of March 31, 2017 and 2016, respectively, and is included in other assets in the Consolidated Balance Sheets. The fair value of the interest rate caps is determined utilizing quoted prices in active markets for the same or similar instruments and is classified as Level II within the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company previously entered into a revolving line of credit which terminated on April 4, 2017. There were no borrowings outstanding under the revolving line of credit for any of the years presented. The Company had letters of credit outstanding of $145 and $195 as of March 31, 2017 and 2016, respectively.

The fair value of the outstanding balances of the term loan at March 31, 2017 and 2016 approximated par value based on current market rates for similar debt instruments and are classified as Level II within the fair value hierarchy.

The aggregate minimum principal payments on the Term Loan are due as follows:

Fiscal year ending March 31,
2018	$2,600
2019	2,600
2020	2,600
2021	2,600
2022	2,600
Thereafter	73,100
$86,100

7. Equity

Subsequent to the Reorganization and IPO as described in Note 1, the Company has two classes of common stock outstanding, Class A common stock and Class B common stock.

Class A common stock

Holders of Class A common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Additionally, holders of shares of Class A common stock are entitled to receive dividends when and if declared by the Board of Directors, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.

Class B common stock

Holders of Class B common stock are entitled to ten votes for each share held of record on all matters submitted to a vote of stockholders, but have de minimis economic rights. Shares of Class B common stock were issued in the Reorganization to the holders of Class B units of HLA at a one-to-one ratio. Shares of Class B common stock (together with the corresponding Class B units) may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election, for cash in an amount equal to the net proceeds from the sale of shares of Class A common stock equal to the number of shares of Class B common stock being exchanged, subject to certain restrictions pursuant to the exchange agreement as discussed in Note 1.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Shares of Common Stock Outstanding

The following table shows a rollforward of our common stock outstanding since our IPO:

	Class A Common Stock	Class B Common Stock
March 6, 2017	—	—
Issued to the public in the IPO	13,656,250	—
Issued to HLA Class B unitholders in the Reorganization	—	27,935,255
HLA units exchanged in the Reorganization	3,899,169	—
Restricted interests converted to restricted stock in connection with the Reorganization	1,080,063	—
Restricted stock granted at time of IPO	231,288	—
Restricted stock granted after IPO	284,263	—
Repurchase of restricted stock for tax withholding	(114,529)	—
March 31, 2017	19,036,504	27,935,255

HLA Operating Agreement

In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis in an amount sufficient to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, the Company made distributions in excess of required tax distributions to members in an aggregate amount of $45,000, $25,000, and $19,000 for the years ended March 31, 2017, 2016, and 2015, respectively, which included an excess distribution to option holders of $2,608, $2,124, and $2,502 for the years ended March 31, 2017, 2016, and 2015, respectively.

8. Equity-Based Compensation

2017 Equity Incentive Plan

The Company has adopted its 2017 Equity Incentive Plan (the “Plan”), which permits the issuance of up to 5,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, or PSUs. Awards under the Plan generally vest over four years, with options expiring not more than ten years from the date of grant, three months after termination of employment or one year after the date of death or termination due to disability of the grantee. As of March 31, 2017, there were 3,285,413 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after March 6, 2027.

Conversion of Restricted Interests

On March 6, 2017, in connection with the Reorganization described in Note 1, all outstanding options and unvested restricted interests of HLA were cancelled and replaced with stock options and restricted stock awards under the Plan. The replacement awards were issued with substantially identical remaining vesting periods and other terms. There was no difference in the fair value of the cancelled awards and replacement awards and no additional compensation expense was recorded.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Summary of Option Activity

A summary of option activity under the Plan for the three years ended March 31, 2017 is presented below:

	Year Ended March 31,
	2017		2016		2015
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	3,532,340	$1.03	4,486,955	$0.94	7,587,388	$0.76
Options exercised	(3,298,845)	1.01	(954,615)	0.61	(3,100,433)	0.51
Options outstanding at end of year	233,495	1.34	3,532,340	1.03	4,486,955	0.94
Options exercisable at end of year	233,495	1.34

All options were vested as of June 1, 2011. The aggregate intrinsic value as of March 31, 2017 was $4,047 for options outstanding, options exercisable, and options vested. The intrinsic value of options is determined based on the closing price of Company’s Class A common stock underlying the options as of March 31, 2017, less the option exercise price. The weighted-average remaining contractual term is 0.2 years for options outstanding and exercisable as of March 31, 2017. The intrinsic value of options exercised was $46,436, $10,487, and $24,136 for the years ended March 31, 2017, 2016 and 2015, respectively.

At March 31, 2017, there was no unrecognized compensation expense related to options issued under the Plan.

Restricted Stock

The Company has granted restricted Class A common stock under the Plan to certain employees as part of the annual bonus program and in connection with the Reorganization. Holders of restricted stock have all of the rights of a shareholder with respect to such shares, including the right to vote the shares but not the right to receive dividends or other distributions. The awards vest over four years in equal annual installments. On each vesting date, the related employee tax liabilities are either paid in cash by the employee or stock is sold back to the Company at the then current fair value to offset the required minimum tax withholding obligations. Forfeitures are recognized as they occur. Compensation expense related to the awards is recognized ratably each month over the vesting period.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The change in unvested restricted stock, including unvested restricted interests prior to the IPO, is as follows:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2016	1,076,389	$10.86
Granted prior to IPO	7,170	13.95
Granted at IPO	231,288	16.00
Granted after IPO	284,263	18.79
Vested	(457,093)	9.37
Forfeited	(3,496)	11.31
March 31, 2017	1,138,521	$14.49

The weighted average fair value per share of restricted stock awarded during the years ended March 31, 2017, 2016 and 2015 was $17.49, $13.95, and $11.24, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2017, 2016 and 2015 was $8,589, $6,960, and $6,596, respectively. As of March 31, 2017, total unrecognized compensation expense related to restricted stock was approximately $16,062 with a weighted-average amortization period of 3.2 years.

9. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2017	2016	2015
Base compensation and benefits	$65,968	$72,179	$54,453
Incentive fee compensation	1,467	16,156	2,314
Equity-based compensation	4,681	3,730	3,390
Total compensation and benefits	$72,116	$92,065	$60,157

The incentive fee compensation recorded for the year ended March 31, 2016 subject to claw-back from employees is $10,366. There was no incentive fee compensation paid for the years ended March 31, 2017 and 2015 that is subject to claw-back.

The Company provides defined contribution plans covering U.S., United Kingdom and Hong Kong employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines.

The Company makes discretionary and/or matching contributions to the plans, which amounted to $1,122, $1,080, and $742 for the years ended March 31, 2017, 2016 and 2015, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company also provides annual discretionary bonus awards to its employees based on company and individual performance, which are included in compensation and benefits in the Consolidated Statements of Income.

10. Income Taxes

The Company’s income (loss) before income taxes consisted of the following:

	Year Ended March 31,
	2017	2016	2015
Domestic income before income taxes	$73,565	$55,252	$70,519
Foreign income before income taxes	1,189	1,469	1,466
Total income before income taxes	$74,754	$56,721	$71,985

Components of income tax expense consist of the following:

	Year Ended March 31,
	2017	2016	2015
Current:
Federal	$—	$—	$—
State and local	—	—	—
Foreign	290	139	209
Total current income tax expense	$290	$139	$209
Deferred:
Federal	$356	$—	$—
State and local	53	—	—
Foreign	(383)	730	274
Total deferred income tax (benefit) expense	26	730	274
Total income tax expense	$316	$869	$483

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2017	2016	2015
Federal tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.2%	3.1%	3.1%
Non-controlling interest	(39.7)%	(38.1)%	(38.1)%
Foreign income taxes	(0.3)%	0.6%	0.7%
Valuation allowance	0.2%	1.0%	—%
Effective tax rate	0.4%	1.6%	0.7%

The Company’s overall effective tax rate is less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities, which are generally not subject to corporate-level income tax except for operations in certain foreign jurisdictions.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2017	2016
Deferred tax assets:
Basis difference in HLA	$98,942	$—
Equity-based compensation	355	7
Net operating loss carryforwards	680	549
Valuation allowance	(38,180)	(549)
Total deferred tax assets	$61,797	$7
Deferred tax liabilities:
Undistributed foreign earnings	$574	$—
Total deferred tax liabilities	574	—
Net deferred tax assets	$61,223	$7

As of March 31, 2017 and 2016, the Company had net operating loss carryforwards of $680 and $549 that were generated from certain foreign subsidiaries. These net operating losses can be carried forward indefinitely. As of March 31, 2017 and March 31, 2016, it is more likely than not that the tax benefits from these net operating loss carryforwards will not be realized, therefore, a valuation allowance has been established for the full amount, respectively.

In connection with the Reorganization, the Company recorded a deferred tax asset in the amount of $98,778. It is more likely than not that a portion of these tax benefits will not be realized, therefore, a valuation allowance of $37,500 has been established as of March 31, 2017.

The Company believes it is more likely than not that the deferred tax assets (except those identified above)will be realized based on the Company’s historic earnings, forecasted income, and the reversal of temporary differences.  The net change in the valuation allowance was an increase of $37,631.

As of March 31, 2017, 2016 and 2015, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.

The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2017, HLI’s federal and state income tax returns since inception are open to examination. As of March 31, 2017, HLA’s federal income tax returns for the years 2013 through 2016 remain open and are subject to examination. HLA’s state and local tax returns are generally subject to audit from 2013 through 2016. Currently, no tax authorities are auditing any of the Company’s income tax matters.

Tax Receivable Agreement

HLI’s purchase of HLA Class A units concurrent with the IPO, and the subsequent and future exchanges by holders of HLA units for shares of HLI’s Class A common stock pursuant to the Exchange Agreement, are expected to result in increases in HLI’s share of the tax basis of the tangible and intangible assets of HLA, which will increase the tax depreciation and amortization deductions that otherwise would not have been

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

available to HLI. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that HLI would otherwise be required to pay in the future. HLI has entered into a tax receivable agreement (“TRA”) with the other members of HLA that requires HLI to pay exchanging HLA unitholders (the “TRA Recipients”) 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that HLI actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA. HLI has recorded a liability related to these payments of $10,734 as of March 31, 2017. In the event that the valuation allowance related to tax benefits associated with the TRA is released in a future period, an additional estimated payable will be due to the TRA Recipients of $5,013.

11. Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to HLI for the period from March 6, 2017 through March 31, 2017, the period following the Reorganization and IPO, by the weighted-average number of shares of Class A common stock outstanding during the same period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to HLI by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to HLI and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included. Shares of the Company’s Class B common stock are, however, considered potentially dilutive to the Class A common stock because each share of Class B common stock, together with a corresponding Class B unit, is exchangeable for a share of Class A common stock on a one-for-one basis.

There were no shares of Class A common stock outstanding prior to March 6, 2017, therefore no earnings per share information has been presented for any period prior to that date.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

March 6, 2017 through March 31, 2017

Basic net income per share:
Numerator
Net Income	$74,438
Less: Net income attributable to non-controlling interests in general partnerships	1,192
Less: Net income attributable to non-controlling interest in Hamilton Lane Advisors, L.L.C.	72,634
Net income attributable to Class A common stockholders - basic	$612
Denominator
Weighted-average shares of Class A common stock outstanding - basic	17,788,363
Basic earnings per share	$0.03

Diluted earnings per share:
Numerator
Net income attributable to Class A common stockholders - basic	$612
Reallocation of net income assuming exercise of outstanding options and vesting of restricted stock	9
Net income attributable to Class A common stockholders - diluted	$621
Denominator
Weighted-average shares of Class A common stock outstanding - basic	17,788,363
Weighted-average effect of dilutive securities:
Assumed exercise of outstanding options and vesting of restricted stock	552,716
Weighted-average shares of Class A common stock outstanding - diluted	18,341,079
Diluted earnings per share	$0.03

The calculation of diluted earnings per share excludes 34,438,669 outstanding Class B and C Units of HLA, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

12. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and incentive fees from Partnerships of $111,582, $109,253, and $83,897 for the years ended March 31, 2017, 2016 and 2015, respectively.

Due from related parties in the Consolidated Balance Sheets consist primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses. The Company is subsequently reimbursed by the Partnerships for these amounts.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Amounts due from related parties were comprised of the following:

	March 31,
	2017	2016
Advances made on behalf of Partnerships	$2,629	$1,954
Refundable tax distributions	684	870
Notes and interest receivable - employees	—	28
	$3,313	$2,852

Fees receivable from the Partnerships were $918 and $2,021 for the periods ended March 31, 2017 and 2016, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

13. Commitments and Contingencies

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not believe it is probable that any current legal proceeding or claim would individually or in the aggregate materially affect its Consolidated Financial Statements.

Incentive Fees

In connection with Carried Interest from the Partnerships, the Company only recognizes its allocable share of the Partnerships’ earnings to the extent that this income is not subject to continuing contingencies. Carried Interest allocated to the Company from the Partnerships that is subject to continuing contingencies is not recognized in the accompanying Consolidated Balance Sheets. The Partnerships have allocated Carried Interest, which is still subject to contingencies, in the amounts of $236,857 and $177,257 at March 31, 2017 and 2016, respectively, of which $45,166 and $45,166 at March 31, 2017 and 2016, respectively, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized Carried Interest, a total of $48,849 and $33,949 as of March 31, 2017 and 2016, respectively, would be potentially payable to certain employees and third parties pursuant to compensation arrangements related to the carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as this liability is not yet probable.

Leases

The Company has entered into operating lease agreements for office equipment, office space, and related information services. The Company leases office space in various countries around the world and maintains its headquarters in Bala Cynwyd, Pennsylvania, where it leases primary office space under a non-cancellable lease agreement expiring December 2021 with two options to extend the term for five years each. Total lease expense was $4,801, $4,740, and $4,478 for the years ended March 31, 2017, 2016 and 2015, respectively, and is recorded on the straight-line basis and included in general, administrative and other expenses in the Consolidated Statements of Income.
Future minimum lease payments under noncancelable operating leases consist of the following:

Fiscal year ending March 31:
2018	$4,103
2019	3,629
2020	3,459
2021	3,262
2022	2,129
Thereafter	—

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $76,908 as of March 31, 2017.

14. Management and Advisory Fees

The following presents management and advisory fee revenues by product offering:

	Year Ended March 31,
	2017	2016	2015
Customized separate accounts	$71,261	$67,879	$63,275
Specialized funds	74,675	62,340	51,315
Advisory and reporting	23,798	22,536	22,388
Distribution management	2,940	4,875	8,898
Total management and advisory fees	$172,674	$157,630	$145,876

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

15. Quarterly Financial Information (Unaudited)

	For the quarter ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Total revenues	$39,566	$51,244	$42,331	$46,679
Total expenses	22,706	27,801	25,579	27,619
Net income	16,391	24,358	17,063	16,626
Net income attributable to Hamilton Lane Incorporated	—	—	—	612
Earnings per share of Class A common stock (1):
Class A - Basic	—	—	—	$0.03
Class A - Diluted	—	—	—	$0.03
	For the quarter ended
	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016
Total revenues	$45,573	$38,784	$55,097	$41,343
Total expenses	23,706	42,468	30,292	22,497
Net income	23,565	(3,717)	20,334	15,670
Net income attributable to Hamilton Lane Incorporated	—	—	—	—
Earnings per share of Class A common stock (1):
Class A - Basic	—	—	—	—
Class A - Diluted	—	—	—	—

(1)	Represents earnings per share of Class A common stock outstanding for the period from March 6, 2017 through March 31, 2017, the period following the Reorganization and IPO (See Note 11).

16. Subsequent Events

On June 12, 2017, the Company declared a quarterly dividend of $0.175 per share of Class A common stock to record holders at the close of business on June 26, 2017. The payment date will be July 10, 2017.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at March 31, 2017 due to a material weakness in our internal control over financial reporting related to our calculation of deferred taxes and payable under the tax receivable agreement we entered into in connection with our IPO. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the deferred tax asset and corresponding payable amounts were calculated inconsistently with the terms of the tax receivable agreement. The error was identified and corrected in the course of preparing our audited financial statements for the year ended March 31, 2017. However, we are reporting a material weakness because the review control designed to prevent or detect errors in our tax account balances and the related disclosure was not designed appropriately to identify this error.

Management’s Report on Internal Control over Financial Reporting

Although this Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by the SEC for newly public companies, management has identified a material weakness in our internal controls over financial reporting related to the calculation of the tax receivable agreement entered into in connection with our IPO, as described above.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Subsequent to March 31, 2017 and in connection with the identification of the material weakness discussed above, we have taken the following steps to improve our internal control over financial reporting:

•	We have hired a Director of Tax to oversee financial reporting for income taxes.

•	We have implemented procedures intended to ensure that future calculations are performed correctly.

•	We are establishing additional monitoring and oversight controls to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT
The following table sets forth the names, ages and positions of our current directors and executive officers. Each of our executive officers is employed by and holds the listed positions at HLA. Our board of directors has appointed our senior management team to the same positions at Hamilton Lane Incorporated.

Name	Age	Position
Hartley R. Rogers	57	Chairman and Director
Mario L. Giannini	64	Chief Executive Officer and Director
Randy M. Stilman	55	Chief Financial Officer and Treasurer
Erik R. Hirsch	44	Vice Chairman and Director
Kevin J. Lucey	50	Chief Operating Officer
Lydia A. Gavalis	53	General Counsel and Secretary
Juan Delgado-Moreira	46	Managing Director
Michael Donohue	41	Managing Director and Controller
David J. Berkman	55	Director
O. Griffith Sexton	73	Director
Leslie F. Varon	60	Director

Hartley R. Rogers
Mr. Rogers is the Chairman of our board of directors, a Managing Director, and a member of various investment committees. Prior to serving as Chairman, Mr. Rogers was the Vice Chairman of the board of directors of HLA. He is a Managing Director of Aries Advisors, LLC and Co-Head of CSFB Equity Partners, a private equity fund that is in liquidation and for which Aries Advisors, LLC is an investment advisor. Prior to joining Hamilton Lane in 2003, he was a Managing Director in the Private Equity Division of Credit Suisse First Boston from 1997 to 2001. Subsequently, he was a Managing Director and investment committee member of DLJ Merchant Banking Partners III, a $5.3 billion private equity fund, from 2001 to 2002. Prior to joining CSFB in 1997, Mr. Rogers was a Managing Director of Morgan Stanley & Co. Incorporated, where his responsibilities included serving as President of the general partners of the Princes Gate Investors family of private equity funds. He worked at Morgan Stanley from 1981 to 1983, 1986 to 1993 and from 1995 to 1997. He serves on the boards (or equivalent bodies) of the Green Vale School, the Peoples’ Symphony Concerts and Acadia Healthcare (NASDAQ: ACHC) and previously served on the Board of the Metropolitan Opera. He is a graduate of Harvard College and received an M.B.A. from Harvard Business School.
Mr. Rogers’ extensive experience in private markets, including his long tenure as our Chairman, brings valuable industry-specific knowledge and insights to the board of directors and provides the board of directors with an in-depth understanding of our business and operations.

Mario L. Giannini
Mr. Giannini is our Chief Executive Officer, a member of our board of directors and a Co-Chairman of various investment committees. Mr. Giannini has been a director since 1998 and has been Chief Executive Officer since 2001. Prior to becoming Chief Executive Officer, Mr. Giannini was the President of HLA from 1998 to 2001. Prior to joining Hamilton Lane in 1993, he served as Executive Vice President and General Counsel of Industrial Valley Title Insurance Company from 1989 to 1992, Deputy General Counsel of Fidelity Bank in Philadelphia from 1984 to 1989, and Senior Attorney at Continental Illinois Bank in Chicago from 1979 to 1983. Mr. Giannini received a B.A. from California State University, Northridge, a Master of Laws degree from the University of Virginia and a J.D. from Boston College. He is a former member of the state bars of California and Illinois.
Mr. Giannini’s extensive experience in private markets, including his long tenure overseeing our strategic direction as Chief Executive Officer, brings valuable industry-specific knowledge and insights to the board of directors and provides the board of directors with an in-depth understanding of our business and operations.
Randy M. Stilman
Mr. Stilman is our Chief Financial Officer and Treasurer. Mr. Stilman has been the Chief Financial Officer of HLA since joining Hamilton Lane in 1997. Prior to joining Hamilton Lane, he was the Director of Accounting for Chemical Leaman Tank Lines from 1995 to 1997, Controller of CLT Appraisal Services from 1993 to 1995, and Vice President of Finance of Industrial Valley Title Insurance Company from 1989 to 1993. He began his career as an Audit Supervisor at the accounting firm of Laventhol & Horwath. Mr. Stilman received a B.B.A. from Temple University and is a certified public accountant. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.
Erik R. Hirsch
Mr. Hirsch is our Vice Chairman, a member of our board of directors and a Co-Chairman of various investment committees. Mr. Hirsch also serves as Chairman of HLA’s Investment Committee. Mr. Hirsch has served as our Vice Chairman since October 2016, and previously served as Chief Investment Officer from April 2003 to October 2016. Prior to serving as Chief Investment Officer, Mr. Hirsch held the positions of Managing Director, Vice President and Associate. Prior to joining Hamilton Lane in 1999, Mr. Hirsch was a corporate investment banker in the merger and acquisition department of Brown Brothers Harriman & Co. from 1998 to 1999. From 1995 to 1998, he was a municipal financial consultant with Public Financial Management, specializing in asset securitization, strategic consulting and sport stadium financings. Mr. Hirsch received a B.A. from the University of Virginia.
Mr. Hirsch’s extensive experience in private markets, including his long tenure managing our investments as Chief Investment Officer, brings valuable industry-specific knowledge and insights to the board of directors and provides the board of directors with an in-depth understanding of our business and operations.
Kevin J. Lucey
Mr. Lucey is our Chief Operating Officer. He is a member of HLA’s Investment Committee and leads our Operating Committee, Business Development, Relationship Management, Human Resources and Information Technology functions. Mr. Lucey joined the firm in 2007 from Delaware Investments, where he was Executive Vice President responsible for global distribution, client services, product management and product development from 2003 to 2006. Mr. Lucey previously served as Senior Vice President of Putnam Investments from 1995 to 2003, responsible for 401(k) sales. He also has held positions at Mellon

Bank, The Boston Company and Colonial Management Associates. Mr. Lucey received a B.A. in Finance from Merrimack College.
Lydia A. Gavalis
Ms. Gavalis is our General Counsel. She is responsible for Hamilton Lane’s global legal affairs, directly and through her legal and compliance team. Prior to joining the firm in 2016, Ms. Gavalis worked for SEI Investments Company (“SEI”) for more than 18 years. She served as Division General Counsel of SEI’s Institutional Investors business segment; General Counsel for both SEI Private Trust Company, a U.S. federal savings association, and SEI Trust Company, a U.S. state-charted trust company; Head of SEI’s Corporate Legal Services team; and Director & General Counsel of the company’s London-based asset management firm, SEI Investments (Europe) Limited. Ms. Gavalis received a J.D. from Temple University School of Law in 1989 and a B.A. from Rosemont College in 1986, where she received the E.R.S. Law School award. She is a member of the state bar of Pennsylvania.
Juan Delgado-Moreira
Mr. Delgado-Moreira is a Managing Director of HLA and serves as the head of our Asia business. He is a member of HLA’s Investment Committee and leads our Asian investment activities and client relationships. Prior to joining Hamilton Lane in 2005, Mr. Delgado-Moreira was an Investment Manager at Baring Private Equity Partners Ltd. in London, where he focused on mid-market private equity in Europe. Previously, Mr. Delgado-Moreira held senior research positions at institutions in the United Kingdom, including the University of Essex, and was a lecturer and Fulbright Scholar at Stanford University. Mr. Delgado-Moreira began his career as an analyst in Madrid, Spain at the Sociedad Estatal de Participaciones Industriales (formerly known as the Instituto Nacional de Industria). Mr. Delgado-Moreira received a B.A. in Political Science and Sociology and a Ph.D. in Research Methods/Statistics from the Universidad Complutense de Madrid. He is a chartered financial analyst and a member of the CFA Institute and the Securities Institute.
Michael Donohue
Mr. Donohue is our Controller and a Managing Director in HLA’s Finance Department, where he is responsible for internal and external reporting, accounting research and the development of accounting policies and procedures for us. Prior to joining Hamilton Lane in 2008, Mr. Donohue was Assistant Controller at an international chemical manufacturer. Previously, he was an audit manager with KPMG in Philadelphia. He began his career at Crown Holdings, where he held several accounting positions. Mr. Donohue received a B.S. in Accounting from The Pennsylvania State University and an M.B.A. from Villanova University and is a certified public accountant. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.
David J. Berkman

Mr. Berkman has been a member of our board of directors since May 2017. Since January 2000, Mr. Berkman has served as the Managing Partner of Associated Partners, LP, a private equity firm primarily engaged in telecommunications infrastructure operations and investments. Mr. Berkman serves on the boards (or equivalent bodies) of Entercom Communications Corp. (NYSE: ETM), Actua Corporation (NASDAQ: ACTA), and Franklin Square Holdings, LP. He previously served on the board of Diamond Resorts International, Inc. until the sale of that company to a private investor in September 2016. He also serves on the advisory committee of First Round Capital, a venture firm. Civically, Mr. Berkman serves on the Board of Overseers of the University of Pennsylvania School of Engineering and Applied Science. Mr. Berkman received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

Mr. Berkman’s extensive experience in private markets, in the start-up and operation of various platforms, as well as his long-standing service on other public company boards, enables him to bring valuable investment, operations, and governance knowledge to the board of directors. Additionally, his insight in the areas of corporate finance, financial reporting, and accounting and controls is expected to be valuable to the Company.
O. Griffith Sexton
Mr. Sexton is a member of our board of directors. Mr. Sexton has served on the board of HLA since 2003. He was an adjunct professor of finance at Columbia Business School from 1995 to 2010 and is a visiting lecturer at Princeton University, where he teaches courses in corporate finance. Mr. Sexton was an investment banking professional at Morgan Stanley from 1973 to 1995 where he served as a managing director from 1985 to 1995. His responsibilities included the development and execution of advisory assignments involving major corporate transactions such as mergers, acquisitions, divestitures, corporate defense, recapitalizations, financial restructurings, joint ventures, and spin-offs and squeeze outs. He has served as an advisory director of Morgan Stanley from 1995 to 2005 and from 2014 to the present. Mr. Sexton was a member of the board of directors of Morgan Stanley from 2005 to 2014 and of Investor AB, a publicly traded Swedish investment company, from 2003 to 2015. A former U.S. naval aviator and Vietnam veteran, Mr. Sexton holds a BSE from Princeton and an MBA from Stanford.
Mr. Sexton’s broad experience in finance and academia brings valuable insight, an in-depth understanding of the industry and a unique perspective to the board of directors.
Leslie F. Varon
Ms. Varon has been a member of our board of directors since May 2017. Ms. Varon served as Chief Financial Officer of Xerox Corporation from November 2015 through December 2016 during which time she led the restructuring of the $18 billion business process services, printing equipment, software and solutions company, including the successful spin-off of its $7 billion services business. After that transaction, she became Special Advisor to the new Xerox Chief Executive Officer until March 2017 when she retired from the company. Prior to becoming Chief Financial Officer at Xerox, she was briefly VP Investor Relations from March 2015 through October 2015. Previously she served Xerox as VP Finance & Corporate Controller from July 2006 to February 2015, where she oversaw global financial operating executives and had responsibility for corporate financial planning and analysis, accounting, internal audit, risk management, global real estate and worldwide shared services centers. Earlier in her career, Ms. Varon was Vice President Finance & Operations support for Xerox’s North American business, Vice President Xerox Investor Relations and Corporate Secretary and Director of Corporate Audit. From 2006 to 2017 she served on the board of Xerox International Partners, a joint venture between Xerox Corporation and Fuji Xerox Corporation, representing Xerox Corporation’s ownership stake. Ms. Varon received a B.A. from Binghamton University and an MBA with concentrations in finance and marketing from Virginia Tech.

Ms. Varon’s extensive financial background combined with her investor engagement and corporate governance expertise and demonstrated success in business transformation, crisis management and balance sheet optimization brings valuable knowledge and insights to the board of directors.
Composition of the Board of Directors
Our business and affairs are managed under the direction of our board of directors. Our certificate of incorporation provides that the size of our board of directors may be set from time to time by our then current board of directors. Our board of directors has set the size of the board at six members: Messrs. Rogers, Giannini, Berkman, Hirsch and Sexton and Ms. Varon currently serve on our board of directors, and Mr. Rogers serves as Chairman.
Our directors are elected to serve until their successors are duly elected or until their earlier death, resignation or removal. We will hold an annual meeting of stockholders for the election of directors as required by the rules of the NASDAQ Stock Market. There will be no limit on the number of terms a director may serve.
Our board of directors is divided into three classes as nearly equal in size as is practicable. The composition of the board of directors is:

•	Class I, which consists of Messrs. Berkman and Sexton, whose terms will expire at our annual meeting of stockholders to be held in 2017;

•	Class II, which consists of Mr. Hirsch and Ms. Varon, whose terms will expire at our annual meeting of stockholders to be held in 2018; and

•	Class III, which consists of Messrs. Giannini and Rogers, whose terms will expire at our annual meeting of stockholders to be held in 2019.
Upon the expiration of the initial term of office for each class of directors, each director in such class will be elected for a term of three years and serve until a successor is duly elected and qualified or until his or her earlier death, resignation or removal. Vacancies occurring on the board of directors, whether due to death, resignation, removal, retirement, disqualification or for any other reason, and newly created directorships resulting from an increase in the authorized number of directors, may be filled by a majority of the remaining members of the board of directors. Directors may be removed, but only for cause, with the affirmative vote of the holders of 75% of the voting power of our common stock, except that prior to a Sunset, directors may be removed with or without cause with the affirmative vote or consent of the holders of a majority of the voting power of our common stock.
Pursuant to the stockholders agreement described under “Related-Party Transactions—Stockholders Agreement” included in Part III, Item 13 of this Form 10-K, the Company and certain significant outside investors, members of management and significant employee owners have agreed to nominate for director the individuals designated by HLAI. These stockholders will vote their shares in favor of such nominees, and otherwise as directed by HLAI on all matters submitted to our stockholders for a vote.
Because the voting group collectively controls more than 50% of our voting power, we are a “controlled company” under the rules of the NASDAQ Stock Market and therefore qualify for an exemption from the requirement that our board of directors consist of a majority of independent directors, that we establish a compensation committee consisting solely of independent directors and that our director nominees be selected or recommended by independent directors. Accordingly, although we may transition to a board with a majority of independent directors prior to the time we cease to be a “controlled company,” until we cease to be a “controlled company,” you do not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on the NASDAQ Stock Market, we will be required to comply with these provisions within the applicable transition periods. See “Risk Factors—Risks Related to Our Organizational Structure—We are a ‘controlled company’ within the meaning of the NASDAQ listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements” included in Part I, Item 1A of this Form 10-K.

Our board of directors and its committees have supervisory authority over us and HLA.
Stockholder Nominations

The Stockholders Agreement provides that our board of directors will nominate individuals designated by HLAI to be elected as directors at our annual meeting of stockholders.

The Company’s Amended and Restated Bylaws (“Bylaws”) describe how other stockholders may nominate candidates for election to our board of directors. For our 2017 annual meeting of stockholders, stockholders may nominate a candidate for election to our board only by sending written notice to our corporate Secretary at our principal office at One Presidential Boulevard, 4th Floor, Bala Cynwyd, Pennsylvania 19004. This notice must be received on or before July 2, 2017, but no earlier than June 2, 2017 (except that if the date of the 2017 annual meeting of stockholders is not within 30 days of September 30, 2017, this notice must be received no earlier than the 120th day before the date of the 2017 annual meeting and not later than the later of the 90th day before the date of the 2017 annual meeting, or the close of business on the 10th day after the day on which the first public disclosure of the date of such annual meeting was made).

The notice to our corporate Secretary must set forth the information required by Section 1.12(b) of our Bylaws, including, among other things: (i) the name, age, principal occupation and business and residence address of each person nominated; (ii) the number of shares of our stock which are owned of record and beneficially by each person nominated; (iii) such other information concerning each person nominated, the stockholder making the nomination and the beneficial owner, if any, on whose behalf the nomination is being made as would be required to be disclosed in a proxy statement or other filings required to be made in connection with the solicitation of proxies for the election of directors (even if an election contest is not involved) or that is otherwise required to be disclosed, under Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder; (vi) the consent of the person being nominated to being named in the proxy statement as a nominee and to serving as a director if elected; (v) the name and record address of the stockholder making the nomination and the beneficial owner, if any, on whose behalf the nomination is made; (vi) the class and number of shares of our stock which are owned beneficially and of record by the stockholder making the nomination and the beneficial owner, if any, on whose behalf the nomination is made; (vii) a description of any agreement, arrangement or understanding with respect to such nomination between the stockholder giving notice and any of its affiliates or associates, and any others acting in concert with any of the foregoing; and (viii) a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, hedging transactions and borrowed or loaned shares) that has been entered into the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or to increase or decrease the voting power of, the stockholder making the nomination or any of its affiliates or associates with respect to shares of our stock, as well as certain other information and representations. This list of required information is not exhaustive.

Section 1.12(e) of our Bylaws sets forth the procedures by which stockholders may nominate candidates for election to our Board at a special meeting of stockholders called for the purposes of electing one or more directors to the Board.

A copy of the full text of the relevant Bylaw provisions, which includes the complete list of all information that must be submitted to nominate a director, may be obtained upon written request directed to our corporate Secretary at our principal office. A copy of our Bylaws is also contained in the materials we have filed with the SEC and can be found on the SEC’s website at www.sec.gov.

For so long as the Stockholders Agreement remains in effect, HLAI is not subject to the notice procedures set forth in Section 1.12 of our Bylaws with respect to any annual or special meeting of stockholders.
Board Risk Oversight
Our board of directors is responsible for overseeing our risk management process. Our board of directors focuses on our general risk management strategy and the most significant risks facing us, and oversees the implementation of risk mitigation strategies by management. Our board of directors is also apprised of particular risk management matters in connection with its general oversight and approval of corporate matters and significant transactions.
While the full board of directors has the ultimate oversight responsibility for the risk management process, its committees oversee risk in certain specified areas. In particular, our audit committee oversees management of enterprise risks, financial risks and risks associated with corporate governance, business conduct and ethics and is responsible for overseeing the review and approval of related-party transactions. Our compensation committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the incentives created by the compensation awards it administers. Pursuant to the board of directors’ instruction, management regularly reports on applicable risks to the relevant committee or the full board of directors, as appropriate, with additional review or reporting on risks conducted as needed or as requested by the board of directors and its committees.
Committees of the Board of Directors
Our board of directors has an audit committee and a compensation committee, each of which has the composition and responsibilities described below. Members serve on these committees for such term or terms as our board of directors may determine or until their earlier resignation or death. Each committee is governed by a written charter, which is posted on our website at www.hamiltonlane.com. From time to time, our board of directors may also establish other, special committees when necessary to address specific issues.
Audit Committee
We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee consists of Messrs. Berkman, Sexton and Rogers and Ms. Varon, with Ms. Varon serving as the Chair. Prior to Mr. Berkman’s and Ms. Varon’s appointments in May 2017, Mr. Hirsch served on the audit committee. Rule 10A-3 of the Exchange Act and the NASDAQ rules require us to have an audit committee composed entirely of independent directors by February 28, 2018. Our board of directors has affirmatively determined that Messrs. Berkman and Sexton and Ms. Varon each meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and the NASDAQ rules, and we intend to comply with the rules’ independence requirements within the time period specified.
The audit committee is responsible for, among other things:

•	appointment, termination, compensation and oversight of the work of any accounting firm engaged to prepare or issue an audit report or other audit, review or attestation services;

•	considering and approving, in advance, all audit and non-audit services to be performed by independent accountants;

•	reviewing and discussing the adequacy and effectiveness of our accounting and financial reporting processes and controls and the audits of our financial statements;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	investigating any matter brought to its attention within the scope of its duties and engaging independent counsel and other advisers as the audit committee deems necessary;

•	determining compensation of the independent auditors, compensation of advisors hired by the audit committee and ordinary administrative expenses;

•	reviewing quarterly financial statements prior to their release;

•	reviewing and assessing the adequacy of a formal written charter on an annual basis;

•	reviewing and approving related-party transactions for potential conflict of interest situations on an ongoing basis; and

•	handling such other matters that are specifically delegated to the audit committee by our board of directors from time to time.

The board of directors has determined that Mr. Sexton qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Our reliance on the exemption from the independence standards available to us as a newly public company under Rule 10A-3 of the Exchange Act and the NASDAQ rules does not materially adversely affect the ability of the audit committee to act independently and to satisfy the other requirements of Rule 10A-3 of the Exchange Act in any proxy or information statement for a meeting of stockholders at which directors are elected that is filed with the SEC pursuant to the requirements of Section 14 of the Exchange Act.
Compensation Committee
Following our IPO, our board of directors formed a compensation committee consisting of Messrs. Rogers, Giannini and Sexton, with Mr. Giannini serving as the Chair.
The compensation committee is responsible for, among other things:

•	reviewing and approving the compensation and benefits of all of our executive officers and key employees;

•	monitoring and reviewing our compensation and benefit plans, including incentive compensation arrangements;

•	establishing and monitoring director compensation;

•	annual evaluation of the performance of its duties under its charter; and

•	such other matters that are specifically delegated to the compensation committee by our board of directors from time to time.

Our board of directors reviewed the relevant provisions of Section 162(m) of the Code and the Treasury Regulations issued thereunder with regard to the status of the compensation committee members as outside directors and determined that Mr. Sexton meets the requirements of Section 162(m) of the Code. In connection with the performance of its duties, the compensation committee has (i) unrestricted access to and assistance from the officers, employees and independent auditors of the Company and such resources and support from the Company as the compensation committee deems necessary or desirable, and (ii) the authority to employ, at the expense of the Company, such experts and professionals as the compensation committee deems necessary or desirable from time to time.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee is a former executive officer of the Company or any of its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of an entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

Code of Ethics

Our Code of Conduct and Ethics (the “Code of Ethics”) is binding on all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Ethics is available on our website at www.hamiltonlane.com. We intend to post on our website any amendments to, or waivers of, any provision of the Code of Ethics to the extent applicable to our Chief Executive Officer, Chief Financial Officer or Controller or that relates to any element of the SEC’s definition of a “code of ethics.”

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on (i) our review of reports submitted to us during and with respect to the year ended March 31, 2017, filed with the SEC pursuant to Section 16(a) of the Exchange Act, including any amendment thereto and (ii) written representations of our directors, executive officers and certain beneficial owners of more than 10% of our Class A common stock, we believe that, with the following exceptions, all reports required to be filed under Section 16(a) of the Exchange Act, with respect to transactions in our equity securities through March 31, 2017, were filed on a timely basis.

In fiscal 2017, the following individuals each filed one late Form 4/A with respect to one transaction to correct an administrative error that resulted in an underreporting in the individual’s original Form 4 filing of the number of shares of our Class A common stock delivered to the Company for payment of withholding taxes upon the vesting of restricted stock granted under the Company’s 2017 Equity Incentive Plan: Erik Hirsch, Kevin Lucey, Mario Giannini, Michael Donohue, David Helgerson, Michael Kelly, Paul Yett, Stephen Brennan, Tara Blackburn and Thomas Kerr.

Item 11. Executive Compensation

We are providing compensation disclosure that satisfies the requirements applicable to emerging growth companies, as defined in the JOBS Act.
As an emerging growth company, we have opted to comply with the executive compensation rules applicable to “smaller reporting companies,” as such term is defined under the Securities Act. These rules require compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer.
Summary Compensation Table
The following table sets forth the compensation earned for the periods indicated by our principal executive officer and our next three most highly compensated executive officers who served in such capacities at March 31, 2017, who collectively comprise our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	All Other Compensation ($)		Total ($)
Mario L. Giannini Chief Executive Officer	2017	350,000	2,216,800	554,211	334,524	(3)	3,455,535
	2016	350,000	3,300,000	700,005	1,245,218	(4)	5,595,223
Erik R. Hirsch Vice Chairman	2017	300,000	1,980,000	495,004	279,896	(5)	3,054,900
	2016	300,000	3,700,000	550,001	1,516,530	(6)	6,066,531
Hartley R. Rogers Chairman	2017	280,000	750,000	750,003	91,379	(7)	1,871,382
	2016	280,000	1,375,000	875,001	1,053,429	(8)	3,583,430
Juan Delgado-Moreira Managing Director	2017	322,206	1,470,896	367,908	382,188	(9)	2,543,198

(1)	The amount shown represents the cash portion of the annual bonus.

(2)
This amount represents the grant-date fair value of stock awards granted as the equity portion of the annual bonus, computed in accordance with U.S. GAAP pertaining to equity based compensation. See “Compensation and Benefits” in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 8.

(3)	This amount represents payments received in respect of the Company's carried interest plans of $281,574, HSR filing fee paid by the Company of $45,000 and 401(k) contributions of $7,950.

(4)	This amount represents payments received in respect of the Company's carried interest plans of $1,237,268 and 401(k) contributions of $7,950.

(5)	This amount represents payments received in respect of the Company's carried interest plans of $271,946 and 401(k) contributions of $7,950.

(6)	This amount represents payments received in respect of the Company's carried interest plans of $1,508,580 and 401(k) contributions of $7,950.

(7)	This amount represents payments received in respect of the Company's carried interest plans of $83,429 and 401(k) contributions of $7,950.

(8)	This amount represents payments received in respect of the Company's carried interest plans of $1,045,479 and 401(k) contributions of $7,950.

(9)
This amount represents payments received in respect of the Company's carried interest plans of $96,888, housing cost reimbursement of $265,968 and contributions to a defined contribution plan of $19,332.

Outstanding Equity Awards At 2017 Fiscal Year End

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Grant Date	Unvested Restricted Stock Awards	Market Value of Unvested Restricted Stock Awards ($) (1)
Mario L. Giannini Chief Executive Officer					3/14/2014	17,029	317,931
					3/14/2015	28,474	531,610
					3/11/2016	37,639	702,720
Erik R. Hirsch Vice Chairman					3/14/2014	12,809	239,144
					3/14/2015	22,023	411,169
					3/11/2016	29,573	552,128
					3/14/2017	26,344	491,842
Hartley R. Rogers Chairman					3/14/2014	15,372	286,995
					3/14/2015	26,694	498,377
					3/11/2016	47,048	878,386
					3/14/2017	39,915	745,213
Juan Delgado-Moreira Managing Director	233,495	—	$1.34	5/31/2017	3/14/2014	8,999	168,011
					3/14/2015	15,038	280,759
					3/11/2016	19,781	369,311
					3/14/2017	19,580	365,559

(1)
Prior to the Reorganization, all equity awards vested into Class C interests. As part of the Reorganization, unvested awards were replaced with awards vesting in Class A common stock according to the vesting schedule in effect prior to the Reorganization. The Grant Date column reflects the original award grant date. The value included in this table is based on the closing stock price of our Class A common stock as of March 31, 2017. See “Initial Public Offering and Reorganization” in Item 1.

Pension Benefits and Nonqualified Deferred Compensation
We do not provide pension benefits or nonqualified deferred compensation.
Executive Compensation Arrangements
Equity Compensation
2017 Equity Incentive Plan
Prior to our IPO, we adopted, and our sole stockholder approved, a new omnibus equity incentive plan (the “2017 Equity Incentive Plan”), which aims to advance the interests of Hamilton Lane by enhancing its ability to attract and retain employees, officers and non-employee directors, in each case who are selected to be participants in the plan, and by motivating them to continue working toward and contributing to the success and growth of Hamilton Lane. Persons eligible to receive awards under the 2017 Equity Incentive Plan include current and prospective employees, current and prospective officers and members of our board of directors who are not our employees.
The 2017 Equity Incentive Plan authorizes the award of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, incentive bonuses and dividend equivalents, any of which may be performance-based. We believe the variety of awards that may be granted under this plan gives us the flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances.
The 2017 Equity Incentive Plan is administered by our compensation committee. The compensation committee has the authority to interpret the 2017 Equity Incentive Plan and prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the plan. The 2017 Equity Incentive Plan permits the compensation committee to select the participants, to determine the terms and conditions of those awards, including but not limited to the exercise price, the number of Class A shares subject to awards, the term of the awards and the performance goals, and to determine the restrictions applicable to awards and the conditions under which any restrictions will lapse. The compensation committee also has the discretion to determine the vesting schedule applicable to awards, provided that all awards (other than awards replaced as part of the Reorganization) vest in no less than one year. Notwithstanding the foregoing, the 2017 Equity Incentive Plan prohibits the taking of any action with respect to an award that would be treated, for accounting purposes, as a “repricing” of such award at a lower exercise, base or purchase price, unless such action is approved by our stockholders.
The 2017 Equity Incentive Plan reserved for issuance 5,000,000 shares of Class A common stock (representing approximately 10% of the fully-diluted number of shares of Class A common stock outstanding immediately after the closing of our IPO). The maximum number of Class A shares subject to awards (other than awards being replaced as part of the Reorganization) which may be granted to any individual during any fiscal year is 200,000 and the maximum number of Class A Shares subject to stock options and SARs (other than awards being replaced as part of the Reorganization) granted to any individual during a calendar year is 100,000.
Awards granted under the 2017 Equity Incentive Plan are evidenced by award agreements. The terms of all options granted under the 2017 Equity Incentive Plan are determined by the compensation committee, but may not extend beyond 10 years after the date of grant. Stock options and SARs granted under the 2017 Equity Incentive Plan will have an exercise price that is determined by the compensation committee, provided that, except in the case of awards being replaced as part of the Reorganization, the exercise price shall not be less than the fair market value of a share of our Class A common stock on the date of grant.

Upon the death or disability of a plan participant, or upon the occurrence of a change in control or other event, in each case, as determined by the compensation committee, the compensation committee may, but is not required to, provide that each award granted under the 2017 Equity Incentive Plan will become immediately vested and, to the extent applicable, exercisable.
Our board of directors has the authority to amend or terminate the 2017 Equity Incentive Plan at any time. Stockholder approval for an amendment will generally not be obtained unless required by applicable law or stock exchange rule or deemed necessary or advisable by our board of directors. Unless previously terminated by our board of directors, the 2017 Equity Incentive Plan will terminate on the tenth anniversary of the date it was adopted by our sole stockholder. Amendments to outstanding awards, however, will require the consent of the holder if the amendment adversely affects the rights of the holder.
Predecessor Equity Plan
Prior to our IPO, HLA maintained the 2003 Class C Interest Plan, as amended (the “2003 Plan”). As part of the Reorganization, we issued options to purchase shares of our Class A common stock in replacement of all outstanding options to purchase Class C interests , and we issued awards vesting in Class A common stock to replace outstanding unvested awards of Class C interests under the 2003 Plan. These replacement awards were made under the 2017 Equity Incentive Plan and vested according to the same vesting schedule in effect prior to the IPO. We have amended the 2003 Plan to provide that no further awards will be issued thereunder.
Carried Interest Compensation
2016 Carried Interest Plan
HLA maintains its 2016 Carried Interest Plan (the “Carried Interest Plan”) pursuant to which awards of profits interests are made to full-time salaried employees of Hamilton Lane who are designated by the Chief Executive Officer as key contributors to the success of the business.
Awards under the Carried Interest Plan consist of a portion of the profits and performance fees earned by HLA from managing or advising various specialized funds and customized separate accounts, referred to as the “Carry.” The Carried Interest Plan is administered by our Chief Executive Officer, who may delegate his rights and duties to a committee. Absent such delegation, our Chief Executive Officer is responsible for making all determinations with respect to awards under the Carried Interest Plan, including the recipients and relative amounts. Any award granted to the Chief Executive Officer must be approved by HLA’s board of directors.
Under the Carried Interest Plan, HLA’s Finance Department calculates the Carry from time to time as distributions are received. Subject to the limited exception discussed below, 25% of the Carry from each specialized fund and customized separate account that generates Carry (other than those covered by predecessor plans) is allocated to be awarded to key employees. If HLA or an affiliate receives a distribution of Carry that the Chief Executive Officer determines to be extraordinary in amount and materially greater than the amount budgeted or expected from a given specialized fund or customized separate account, the Chief Executive Officer has the discretion to award some or all of that amount to key employees, in connection with the annual bonus process or otherwise at the Chief Executive Officer’s discretion. The award of an extraordinary amount would cause the aggregate percentage of Carry to exceed 25% for that specialized fund or customized separate account.
HLA may withhold amounts in order to satisfy tax withholding obligations and reserve accounts, and has the right to require participants to return distributions in order to satisfy “clawback” or similar obligations to the relevant specialized fund or customized separate account. Upon termination of employment, unpaid awards are forfeited, except in the case of the participant’s death, in which case unpaid awards are paid to the participant’s designated beneficiaries.
Prior to adopting the Carried Interest Plan, HLA maintained similar programs as described below. Specialized funds and such customized separate accounts that were subject to prior iterations of HLA’s carried interest programs are eligible to participate in the Carried Interest Plan to the extent the prior iteration allocated less than 25% of the Carry for that fund or account.
HLA has the right to amend or terminate the Carried Interest Plan at any time. Consent of the participant is required when such amendment or termination adversely affects the terms of an award.
Predecessor Carried Interest Programs
Although the Carried Interest Plan was formally adopted in January 2016, HLA’s carried interest arrangements have operated since 2012 on terms substantially identical to those described above. Prior to 2012, each year, profits interests tied to future Carry payments from each Carry-earning specialized fund or customized separate account established in that year (totaling up to 25% of the Carry) were awarded to participants by HLA’s Chief Executive Officer. Awards vested over three years, and once vested, the participant was entitled to receive in respect of that award a percentage interest in a portion of the Carry for such specialized fund or customized separate account for the life of the fund or account, as and when earned and received. All such awards are now vested, but HLA has not yet earned the full amount of the Carry to which it may be entitled from certain of the underlying specialized funds and customized separate accounts. Therefore, future distributions of Carry by those funds and accounts will result in payments to participants, including members of management. The amount of these future payments, if any, to our named executive officers will be disclosed as required by SEC rules. We expect future awards will be made under the Carried Interest Plan rather than according to the terms of our prior carried interest programs.
Employment Agreements
With the exception of Mr. Delgado-Moreira, we do not have any employment, severance or change in control arrangements with our named executive officers. However, upon a change in control, our equity incentive plans provide for accelerated vesting of outstanding equity awards held by participants, including our named executive officers.
Juan Delgado-Moreira
On May 23, 2016, Hamilton Lane (Hong Kong) Limited entered into an employment agreement with Mr. Delgado-Moreira providing that he would serve as Managing Director on the Fund Investment Team in Hong Kong beginning on June 1, 2016. His term of employment is terminable by either party upon 12 weeks’ written notice, except for a termination for cause, in which case no prior notice is required. Pursuant to the agreement, Mr. Delgado-Moreira is entitled to an annual base salary of 2,500,000 HKD (which was equivalent to $322,000 at the spot rate in effect on March 31, 2017), which may be increased, and, beginning in March 2017, an annual bonus in an amount to be determined based on performance. During the period of June 1, 2016 through May 31, 2017, Mr. Delgado-Moreira received relocation assistance to facilitate his move from the United Kingdom to Hong Kong, including housing reimbursement and continued pension contribution. Mr. Delgado-Moreira is entitled to health coverage and also participates in the Company’s 2017 Equity Incentive Plan and the Carried Interest Plan described above.

Director Compensation
Our policy is to not pay director compensation to directors who are also our employees. We pay each of our non-employee directors an annual retainer of $125,000 in the form of cash, time-based restricted stock awarded under the 2017 Equity Incentive Plan or a combination of both. Ms. Varon also receives an additional $15,000 annual cash retainer for her service as Chair of the Audit Committee. All members of the board of directors are reimbursed for reasonable costs and expenses incurred in attending meetings of our board of directors.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS
The following table sets forth information regarding the beneficial ownership of Hamilton Lane Incorporated Class A common stock and Class B common stock by:

•	each person known to us to beneficially own more than 5% of our Class A common stock or our Class B common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all directors and executive officers as a group.
As described in “Related-Party Transactions—Exchange Agreement,” each Class B Holder and Class C Holder is entitled to have their Class B units or Class C units, as applicable, exchanged for Class A common stock on a one-for-one basis, or, at our option, for cash. In connection with our IPO, we issued to each Class B Holder one share of Class B common stock for each Class B unit it beneficially owns. As a result, the number of shares of Class B common stock listed in the table below correlates to the number of Class B units each Class B Holder beneficially owns. The number of shares of Class A common stock listed in the table below represents (i) shares of Class A common stock directly owned and (ii) the number of Class C units each Class C Holder beneficially owns, and assumes no exchange of Class B units for Class A common stock.
As discussed in “Related-Party Transactions—Stockholders Agreement,” prior to the closing of our IPO, certain Class B Holders who are significant outside investors, members of management and significant employee owners entered into a stockholders agreement pursuant to which they agreed to vote all their shares of voting stock, including Class A and Class B common stock, together and in accordance with the instructions of HLAI on any matter submitted to our common stockholders for a vote. Because they are a “group” under applicable securities laws, each party to the stockholders agreement is deemed to be a beneficial owner of all securities held by all other parties to the stockholders agreement. The below table disregards shares owned by the group and lists only common stock in which the listed stockholder has a pecuniary interest. The group files reports on Schedule 13D periodically to report its holdings.
In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock subject to options, or other rights, including the exchange right described above, held by such person that are currently exercisable or will become exercisable within 60 days of the date of this Annual Report on Form 10-K, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person.
Unless otherwise noted, the address for all persons listed in the table is: c/o Hamilton Lane Incorporated, One Presidential Blvd., 4th Floor, Bala Cynwyd, PA 19004.

	Common stock owned						% of total voting power	% total economic interest in HLA
	Class A			Class B
Name of Beneficial Owner	Number		%	Number		%
Named Executive Officers and Directors:
Mario L. Giannini	146,854		1%	7,732,702	(1)	28%	25%	15%
Erik R. Hirsch	2,064,790	(2)	8%	1,417,861		5%	5%	6%
Hartley R. Rogers	183,115		1%	11,642,163	(3)	42%	38%	22%
Juan Delgado-Moreira	1,851,457		7%	—		—%	1%	3%
David J. Berkman	25,000		—%	—		—%	—%	—%
O. Griffith Sexton	—		—%	2,382,466	(4)	9%	8%	4%
Leslie F. Varon	—		—%	—		—%	—%	—%
All executive officers and directors as a group (11 persons)	5,496,697		21%	24,179,775		87%	81%	55%
Other 5% Beneficial Owners:
HLA Investments, LLC(5)	—		—%	15,793,178		57%	52%	29%
HL Management Investors, LLC(6)	6,238,784		24%	5,357,574		19%	20%	22%
Putnam Investments, LLC(7)	2,064,682		8%	—		—%	1%	4%
TPG Group Holdings (SBS) Advisors, Inc.(8)	1,132,241		4%	—		—%	—%	2%

(1)
This consists of 3,228,103 shares beneficially owned directly by Mr. Giannini, 977,296 shares beneficially owned by a family trust, 2,579,104 shares beneficially owned by Hamilton Lane Advisors, Inc., which is an S-corporation that is wholly owned by Mr. Giannini, 664,567 shares beneficially owned by HL Management Investors, LLC (“HLMI”) in which Mr. Giannini has a pecuniary interest, and 283,632 shares beneficially owned by HLAI in which Mr. Giannini has a pecuniary interest. This number does not include, and Mr. Giannini disclaims beneficial ownership of, shares owned by HLMI and HLAI in which he does not have a pecuniary interest. See footnote 5.

(2)
This number includes shares beneficially owned by HLMI in which Mr. Hirsch has a pecuniary interest. This number does not include, and Mr. Hirsch disclaims beneficial ownership of, shares owned by HLMI in which he does not have a pecuniary interest. See footnote 5.

(3)
This number represents shares beneficially owned by HLAI in which Mr. Rogers has a pecuniary interest. HLAI is controlled by its managing member, which is an entity controlled by Mr. Rogers. See footnote 5.

(4)
This number consists of shares beneficially owned by HLAI. Mr. Sexton is the trustee of two family trusts that have a pecuniary interest in these shares, and he shares voting and dispositive power over these shares with Mrs. Barbara Sexton. This number does not include, and Mr. Sexton disclaims beneficial ownership of, shares beneficially owned by HLAI in which his affiliated trusts do not have a pecuniary interest. See footnote 5.

(5)
HLAI is owned by an affiliate of Mr. Rogers, family trusts of Mr. Sexton, Mr. Giannini and other parties. Mr. Rogers controls the managing member of HLAI. Pursuant to the stockholders agreement, HLAI directs the votes of the voting group comprised of significant outside investors, members of management and significant employee owners. The voting group beneficially owns 36,948,717 shares of Class A common stock as reported in its Schedule 13D filed on March 16, 2017.

(6)	Certain of our executive officers and other senior employees beneficially own all or a portion of their shares of our common stock through HLMI.

(7)
Based solely on information reported in a Schedule 13G jointly filed with the SEC on May 10, 2017 by Putnam Investments, LLC d/b/a Putnam Investments (“PI”), Putnam Investment Management, LLC (“PIM”) and The Putnam Advisory Company, LLC (“PAC”). As reported in such filing, this amount consists of 1,840,631 shares beneficially owned by PIM and 224,041 shares beneficially owned by PAC, which are registered investment advisors wholly owned by PI. Both subsidiaries have dispositive power over the shares as investment managers. PIM has sole voting power over 6,443 shares; otherwise, in the case of shares held by the Putnam mutual funds managed by PIM, the mutual funds have voting power through their boards of trustees. PAC has sole voting power over its 224,041 shares. PI, PIM and PAC are located at Office Square, Massachusetts, 02109. In order to present these holdings consistently with those of management, our directors and related parties, the percentage of Class A common stock owned has been recalculated to reflect the exchange of Class C units into Class A common stock in the denominator.

(8)
Based solely on information reported in a Schedule 13G jointly filed with the SEC on March 10, 2017 by TPG Group Holdings (SBS) Advisors, Inc. (“Group Advisors”), David Bonderman and James G. Coulter. As reported in such filing, Group Advisors is the beneficial owner of 1,132,241 Class A shares, constituting approximately 6% of the Class A shares outstanding, with shared voting power and shared dispositive power with respect to all 1,132,241 shares. Messrs. Bonderman and Coulter disclaim beneficial ownership of such Class A shares except to the extent of their pecuniary interest therein. Group Advisors is located at c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102. In order to present these holdings consistently with those of management, our directors and related parties, the percentage of Class A common stock owned has been recalculated to reflect the exchange of Class C units into Class A common stock in the denominator.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions
The Reorganization
In connection with the Reorganization, we entered into the HLA Operating Agreement, the tax receivable agreement, the exchange agreement, the stockholders agreement and the registration rights agreement, and we acquired from existing members of HLA certain membership interests using a portion of the proceeds of the offering, and, in some cases, in exchange for Class A common stock, issued Class B common stock to certain continuing members of HLA. From time to time after the offering, HLA members may exchange membership interests in HLA for shares of our Class A common stock on an ongoing basis.
The following are summaries of certain provisions of our related-party agreements, which are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore encourage you to review the agreements in their entirety. Copies of the agreements have been filed with the SEC and are incorporated by reference as exhibits to this Form 10-K, and are available electronically on the website of the SEC at www.sec.gov.
HLA Operating Agreement
In connection with the IPO and the Reorganization, the members of HLA amended and restated the limited liability company operating agreement of HLA (as amended and restated, the “HLA Operating Agreement”). We hold all of the Class A units in HLA, and serve as its managing member, and thus control all of the business and affairs of HLA and its subsidiaries. Holders of Class B units and Class C units generally do not have voting rights under the HLA Operating Agreement.
Class A units, Class B units and Class C units have the same economic rights per unit. Accordingly, the holders of our Class A common stock (through us), the Class B Holders and the Class C Holders hold approximately 34.4%, 53.2% and 12.4%, respectively, of the economic interests in our business.
We do not intend to cause HLA to issue additional Class B units (and consequently, we do not intend to issue additional shares of Class B common stock) or Class C units in the future, other than as described below.
Net profits and net losses of HLA are allocated, and distributions by HLA will be made, to its members pro rata in accordance with the number of membership units of HLA they hold. HLA will make distributions to the holders of its membership units, which include us, for the purpose of funding tax obligations in respect of HLA that are allocated to them. However, HLA may not make tax distributions to its members if doing so would violate any agreement to which it is then a party.
At any time we issue a share of our Class A common stock for cash, the net proceeds received by us will be promptly transferred to HLA, and HLA will issue to us a Class A unit. At any time we issue a share of our Class A common stock pursuant to any of our equity plans, we will contribute to HLA all of the proceeds that we receive (if any) and HLA will issue to us an equal number of its Class A units, having the same restrictions, if any, as are attached to the shares of Class A common stock issued under the plan. At any time we issue a share of our Class A common stock upon an exchange of a Class B unit or Class C unit, described below under “—Exchange Agreement,” we will contribute the exchanged unit to HLA and HLA will issue to us a Class A unit. If we issue other classes or series of our equity securities, HLA will issue to us an equal amount of equity securities of HLA with designations, preferences and

149

other rights and terms that are substantially the same as our newly issued equity securities. Conversely, if we retire any shares of our Class A common stock (or our equity securities of other classes or series) for cash, HLA will, immediately prior to such retirement, redeem an equal number of Class A units (or its equity securities of the corresponding classes or series) held by us, upon the same terms and for the same price, as the shares of our Class A common stock (or our equity securities of such other classes or series) are retired. In addition, membership units of HLA, as well as our common stock, will be subject to equivalent stock splits, dividends, reclassifications and other subdivisions.
Class A units may be issued only to us, the managing member of HLA, and are non-transferable. Class B units and Class C units may be issued only to give effect to changes in our common stock as described above. The sole distinction between Class B units and Class C units is that the Class C Holders will not receive any shares of our Class B common stock in respect of their Class C units. Class B units and Class C units may not be transferred, except with our consent or to a permitted transferee, subject to such conditions as we may specify. In addition, Class B Holders may not transfer any Class B units to any person unless he, she or it transfers an equal number of shares of our Class B common stock to the same transferee.
Under the HLA Operating Agreement, we can require the holders of Class B units and Class C units to sell all of their interests in HLA into certain acquisitions of HLA and, in some circumstances, those holders may require us to include some or all of those interests in such a transaction.
We have the right to determine when distributions will be made to holders of units and the amount of any such distributions, other than with respect to tax distributions as described below. If a distribution is authorized, such distribution will be made to the holders of Class A units, Class B units and Class C units on a pro rata basis in accordance with the number of units held by such holder.
The holders of units, including us, will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of HLA. Net profits and net losses of HLA will generally be allocated to holders of units (including us) on a pro rata basis in accordance with the number of units held by such holder. The HLA Operating Agreement provides for quarterly cash distributions, which we refer to as “tax distributions,” to the holders of the units. Generally, tax distributions are computed by first determining the tax amount of each holder of units, which amount will generally equal the taxable income allocated to each holder of units (with certain adjustments) and then multiplying that income by an assumed tax rate, which is the highest combined U.S. federal and applicable state and local tax rate applicable to any natural person residing in, or corporation doing business in, New York City or San Francisco, California. HLA then determines an aggregate tax distribution amount by reference to the highest unitholder’s tax amount on a per unit basis and, subject to certain limitations, will distribute that aggregate amount to all holders of units as of the tax distribution date based on their percentage ownership interests at the time of the distribution. The pro rata distribution amounts will also be increased to the extent necessary, if any, so that the amount distributed to us is sufficient to enable us to pay our actual tax liabilities and our other expenses and costs (including amounts payable under the tax receivable agreement).
The HLA Operating Agreement provides that HLA may elect to apply an allocation method with respect to certain HLA investment assets that are held at the time of the closing of this offering that is expected to result in the future, solely for tax purposes, in certain items of loss being specially allocated to us and corresponding items of gain being specially allocated to the other members of HLA. In conjunction therewith, the tax receivable agreement provides that we will pay over to the other HLA members 85% of the net tax savings to us attributable to those tax losses.

The HLA Operating Agreement provides that it may be amended, supplemented, waived or modified by us in our sole discretion without the approval of any other holder of units, except that no amendment can adversely affect the rights of a holder of any class of units without the consent of holders of a majority of the units of such class.
Tax Receivable Agreement
We used a portion of the proceeds from our IPO to purchase membership units of HLA from certain of the existing direct and indirect members of HLA. In addition, the existing direct and indirect members of HLA may exchange their Class C or Class B units for shares of our Class A common stock on a one-for-one basis or, at our election, for cash. When a Class B unit is exchanged for a share of our Class A common stock, a corresponding share of our Class B common stock will automatically be redeemed by us at par value and canceled. As a result of this initial purchase and any subsequent exchanges, we are entitled to a proportionate share of the existing tax basis of the assets of HLA. In addition, HLA has in effect an election under Section 754 of the Code, which has resulted, and may in the future result, in increases to the tax basis of the assets of HLA. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets.
We have entered into a tax receivable agreement with the existing members of HLA. The agreement requires us to pay to such members (or their owners) 85% of the amount of tax savings, if any, that we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of any possible increases in tax basis described above and of certain other tax benefits attributable to payments under the tax receivable agreement itself. In addition, the HLA Operating Agreement provides that HLA may elect to apply an allocation method with respect to certain HLA investment assets that were held at the time of the closing of our IPO that is expected to result in the future, solely for tax purposes, in certain items of loss being specially allocated to HLI and corresponding items of gain being specially allocated to the other members of HLA. In conjunction therewith, the tax receivable agreement provides that HLI will pay over to the other HLA members 85% of the net tax savings to HLI attributable to those tax losses. These are our obligations and not obligations of HLA. For purposes of the tax receivable agreement, the benefit deemed realized by us is computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no such increase to the tax basis of the assets of HLA, and had we not entered into the tax receivable agreement. The tax receivable agreement became effective immediately upon the consummation of our IPO and will remain in effect until all such tax benefits have been utilized or expired, unless the agreement is terminated early, as described below. We believe that all of the intangible assets, including goodwill, of HLA at the time of the offering allocable to the membership units of HLA acquired or deemed acquired in taxable transactions by us from existing direct or indirect members of HLA is amortizable for tax purposes. We and our stockholders retain the remaining 15% of the tax benefits that we realize or are deemed to realize. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including:

•
the timing of purchases or exchanges—for instance, the increase in any tax deductions will vary depending on the fair market value, which may fluctuate over time, of the depreciable or amortizable assets of HLA at the time of each purchase or exchange;

•
the price of shares of our Class A common stock at the time of the purchase or exchange—the increase in any tax deductions, as well as the tax basis increase in other assets, of HLA is directly related to the price of shares of our Class A common stock at the time of the purchase or exchange;

•	the extent to which such purchases or exchanges are taxable—if an exchange or purchase is not taxable for any reason, increased tax deductions will not be available;

•
the amount and timing of our income—we expect that the tax receivable agreement will require us to pay 85% of the deemed benefits as and when deemed realized. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no benefit will have been realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in previous or future tax years. The utilization of any such tax attributes will result in payments under the tax receivable agreement; and

•	tax rates in effect at the time that we realize the relevant tax benefits.
The payments that we may make under the tax receivable agreement could be substantial.
We have the right to terminate the tax receivable agreement, in whole or, in certain circumstances, in part, at any time. In addition, the tax receivable agreement will terminate early upon certain mergers or consolidations or other changes of control or if we materially breach our obligations under the tax receivable agreement. If we exercise our right to terminate the tax receivable agreement, or if the tax receivable agreement is terminated early in accordance with its terms, our payment obligations under the tax receivable agreement will be accelerated and will become due and payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on a discount rate equal to the lesser of (x) 7.5% and (y) LIBOR plus 400 basis points and on certain assumptions, including that (i) we will have sufficient taxable income to use in full the deductions arising from any increased tax basis and (ii) except in the case of a partial termination, all Class B units and Class C units outstanding on the termination date are deemed to be exchanged on the termination date. As a result, we could be required to make payments under the tax receivable agreement that are substantial and in excess of our actual cash tax savings. See “Risk Factors—Risks Related to Our Organizational Structure—In certain circumstances, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual benefits, if any, we realize” included in Part I, Item 1A of this Form 10-K.
Decisions made in the course of running our business, such as with respect to mergers and other forms of business combinations that constitute changes in control, may influence the timing and amount of payments we make under the tax receivable agreement in a manner that does not correspond to our use of the corresponding tax benefits. In these situations, our obligations under the tax receivable agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.
Payments are generally due under the tax receivable agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Late payments generally accrue interest at a rate of LIBOR plus 500 basis points. Because of our structure, our ability to make payments under the tax receivable agreement is dependent on the ability of HLA to make distributions to us. The ability of HLA to make such distributions will be subject to, among other things, restrictions in the Term Loan and Revolving Credit Facility. If we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid.
Payments under the tax receivable agreement will be based on the tax reporting positions that we determine. Although we are not aware of any material issue that would cause the IRS to challenge a tax basis increase, we will not, in the event of such a challenge, be reimbursed for any payments previously made under the tax receivable agreement (although we would reduce future amounts otherwise payable under the tax receivable agreement). No assurance can be given that the IRS will agree with the allocation of value among our assets or that sufficient subsequent payments under the tax receivable agreement will be available to offset prior payments for disallowed benefits. As a result, in certain circumstances, payments could be made under the tax receivable agreement in excess of the benefit that we actually realize in respect of the increases in tax basis resulting from our purchases or exchanges of membership units of HLA and certain other tax benefits related to our entering into the tax receivable agreement.
Exchange Agreement
We have entered into an exchange agreement with the other members of HLA that will entitle those members (and certain permitted transferees thereof, including the beneficial owners of the Class B units and Class C units) to exchange their Class C units, and their Class B units together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at our election, for cash.
The exchange agreement permits those members to exercise their exchange rights subject to certain timing and other conditions. In particular, exchanges by our senior management and other senior employees are subject to timing and volume limitations: no exchanges are permitted until after the first anniversary of the closing date of our IPO, and then exchanges may not exceed one-third of their original holdings prior to the second anniversary and two-thirds of their original holdings prior to the third anniversary. After the third anniversary of the closing date, these limitations expire. These limitations do not apply to exchanges by our other employees who own Class B units or Class C units or holders who may sell freely under Rule 144, subject to compliance with lock-up agreements entered into in connection with the IPO and periodic blackout periods imposed by us.
In addition, the exchange agreement provides that an owner does not have the right to exchange Class B units or Class C units if we determine that such exchange would be prohibited by law or regulation or would violate other agreements with HLA to which the owner is subject. We may impose additional restrictions on exchanges that we determine to be necessary or advisable so that HLA is not treated as a “publicly traded partnership” for U.S. federal income tax purposes.
Any beneficial holder exchanging Class B units must ensure that the applicable Class B Holder delivers a corresponding number of shares of Class B common stock to us for redemption and cancellation as a condition of exercising its right to exchange Class B units for shares of our Class A common stock. When a Class B unit or Class C unit is surrendered for exchange, it will not be available for reissuance.

Stockholders Agreement
Certain Class B Holders who are significant outside investors, members of management and significant employee owners have entered into a stockholders agreement pursuant to which they will vote all their shares of voting stock, including Class A and Class B common stock, together and in accordance with the instructions of HLAI on any matter submitted to our common stockholders for a vote.
Under the stockholders agreement, these holders agree to take all necessary action, including casting all votes such members are entitled to cast at any annual or special meeting of stockholders, so as to ensure that the composition of our board of directors and its committees complies with the provisions of the stockholders agreement related to the composition of our board of directors, which are discussed under Part III, Item 10, “Management—Composition of the Board of Directors” of this Form 10-K.
HLAI holds approximately 52% of the aggregate voting power of our Class A common stock and Class B common stock, and the parties to the stockholders agreement collectively hold over 90% of the aggregate voting power of our Class A common stock and Class B common stock. The governing documents of HLAI require generally the approval of two of Messrs. Giannini, Rogers, and Sexton for those votes to be cast in favor of certain fundamental actions, including a material acquisition, an increase in our authorized capital, and an issuance of preferred stock. Otherwise, HLAI is controlled by its managing member, an entity controlled by Mr. Rogers. As a result of these arrangements, HLAI, its current members, and their permitted transferees control the outcome of any such matters that are submitted to our stockholders for the foreseeable future.
Registration Rights Agreement
We have entered into a registration rights agreement with certain Class B Holders who are significant outside investors, members of management and significant employee owners. The registration rights agreement provides these holders with certain registration rights whereby, at any time following the first anniversary of our IPO, these holders will have the right to require us to register under the Securities Act the shares of Class A common stock issuable to them upon exchange of their Class B units or Class C units. The registration rights agreement also provides for piggyback registration rights for these holders, subject to certain conditions and exceptions.
Indemnification Agreements
Our bylaws provide that we indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our bylaws. In addition, our certificate of incorporation, provides that our directors will not be liable for monetary damages for breach of fiduciary duty.
We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide the executive officers and directors with contractual rights to indemnification, and expense advancement and reimbursement, to the fullest extent permitted under the DGCL, subject to certain exceptions contained in those agreements.
There is no pending litigation or proceeding naming any of our directors or officers to which indemnification is being sought, and we are not aware of any pending litigation that may result in claims for indemnification by any director or officer.
Directed Share Program
In connection with our IPO, the underwriters reserved a certain amount of shares of our Class A common stock for sale in the IPO to directors, officers, employees and other related individuals (the “Directed Share Program”). Mr. Berkman participated in the Directed Share Program, in his capacity as a private investor, and purchased 25,000 shares of our Class A common stock for his personal account at the IPO price of $16.00 per share, for a total of $400,000. Mr. Berkman subsequently joined our board of directors in May 2017.
Related-Party Transaction Approval Policy
We have adopted a written policy relating to the approval of related-party transactions. We will review all relationships and transactions (in excess of a specified threshold) in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Our legal and corporate finance departments are primarily responsible for the development and implementation of processes and controls to obtain information from our directors and executive officers with respect to related-party transactions and for determining, based on the facts and circumstances, whether we or a related person have a direct or indirect material interest in the transaction.
In addition, our audit committee will review and approve or ratify any related-party transaction in accordance with the policy. In approving or rejecting any such transaction, we expect that our audit committee will consider the relevant facts and circumstances available and deemed relevant to the audit committee.
Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the deliberations or vote on approval or ratification of the transaction.
Director Independence
Our board of directors consists of Hartley R. Rogers, Mario L. Giannini, David J. Berkman, Erik R. Hirsch, O. Griffith Sexton and Leslie F. Varon. Mr. Rogers serves as Chair.

Our board of directors has determined that Messrs. Berkman and Sexton and Ms. Varon are each “independent” as defined under the rules of the NASDAQ Stock Market. In making this determination, the board of directors considered the relationships that each individual has with our Company and all other facts and circumstances that the board of directors deemed relevant in determining his or her independence, including ownership interests in us.

We are a “controlled company” under the rules of the NASDAQ Stock Market and therefore qualify for an exemption from the requirement that our board of directors consist of a majority of independent directors, that we establish a compensation committee consisting solely of independent directors and that our director nominees be selected or recommended by independent directors. Our audit committee consists of Messrs. Berkman, Rogers and Sexton and Ms. Varon, who serves as Chair. As required under the rules of the NASDAQ Stock Market, we will transition to an audit committee composed entirely of independent directors within one year of the IPO.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees charged to us by Ernst & Young LLP for professional services rendered for the audits of our consolidated financial statements for the fiscal years 2017, 2016, 2015 and 2014 included in our Registration Statement on Form S-1 and Form 10-K during the year ended March 31, 2017 totaled $3,587,498.

Audit-Related Fees

Audit-related fees charged to us by Ernst & Young LLP for services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” consisted primarily of fees for attest services of individual investment funds during the year ended March 31, 2017 and totaled $147,999.

Tax Fees

Tax fees charged to us by Ernst & Young LLP for tax services rendered, primarily related to advice on tax structuring and foreign tax compliance and transfer pricing services, during the year ended March 31, 2017 totaled $233,876.

All Other Fees

The fees billed to us by Ernst & Young LLP for all other services rendered, primarily related to a subscription to an online accounting research tool, during the year ended March 31, 2017 totaled $1,995.

Pre-Approval Policies and Procedures

In connection with our IPO, the audit committee’s Charter, which may be amended from time to time, became effective as of February 28, 2017 (the “Charter”), the effective date of our IPO registration statement. All of the fees paid to Ernst & Young LLP during the year ended March 31, 2017, were pre-approved by HLA.

Pursuant to the Charter, the audit committee has adopted a Pre-Approval Policy for Audit and Non-Audit Services (the “Policy”) governing the pre-approval, selection, retention and termination of any services provided by the Company’s independent registered public accounting firm. The Policy expressly prohibits non-audit services for which engagement is not permitted by the SEC’s rules and regulations, including internal audit outsourcing and expert services unrelated to the audit. A list of prohibited and permitted services is set forth in the Policy. Permitted services include audit, audit-related, permitted non-audit and tax-related services. Audit and audit-related services may include, among other things, services related to securities filings, accounting and financial reporting consultations, statutory audits and acquisition-related due diligence and benefit plan audits.

For audit services, the independent auditor is to provide, for audit committee approval, an engagement letter for each fiscal year outlining the proposed plan covering the audit services’ scope, terms and compensation. Additional engagement letters related to other permitted services may not require separate audit committee approval if such services have been pre-approved. The independent auditor will represent to the audit committee, in each of its engagement letters, that each proposed service to be provided does not violate the SEC’s auditor independence rules.

Management and the independent auditor must submit to the audit committee a request for pre-approval of any proposed services that have not been previously pre-approved. Responses to requests for services are required to include a statement that the services are consistent with and shall not violate the SEC rules on auditor independence. The audit committee must approve permissible non-audit services in order for the independent auditor to be retained by us for such services.

156

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1. All financial statements. See Index to Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3. Exhibits. See Exhibit Index.

Item 16. Form 10-K Summary
None.

157

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of June, 2017.

HAMILTON LANE INCORPORATED

By:	/s/ Mario L. Giannini
Name: Mario L. Giannini
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of June, 2017.

Signature	Title

/s/ Hartley R. Rogers	Chairman of the Board of Directors
Hartley R. Rogers

/s/ Mario L. Giannini	Chief Executive Officer and Director (Principal Executive Officer)
Mario L. Giannini

/s/ Randy M. Stilman	Chief Financial Officer and Treasurer (Principal Financial Officer)
Randy M. Stilman

/s/ Michael Donohue	Controller (Principal Accounting Officer)
Michael Donohue

/s/ David J. Berkman	Director
David J. Berkman

/s/ Erik R. Hirsch	Director
Erik R. Hirsch

/s/ O. Griffith Sexton	Director
O. Griffith Sexton

/s/ Leslie F. Varon	Director
Leslie F. Varon

Exhibit Index

		Incorporated By Reference			Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/16
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated				*
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/16
10.2	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/16
10.3	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/16
10.4	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/16
10.5	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/16
10.6†	Hamilton Lane Incorporated 2017 Equity Incentive Plan	S-1/A	10.6	2/16/17
10.7†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17
10.8†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17
10.9†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17
10.10†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan	S-1/A	10.10	2/16/17
10.11○	Credit and Guaranty Agreement dated as of July 9, 2015, as amended November 7, 2016, among Hamilton Lane Advisors, L.L.C., certain of its subsidiaries, Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent, and the lenders party thereto	S-1	10.11	2/1/17
10.12†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira				*
21	List of Subsidiaries				*
23	Consent of Independent Registered Public Accounting Firm				*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley				*

		Incorporated By Reference			Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley				*
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential treatment has been granted for portions of this exhibit.
‡ Furnished herewith.