Form 10-Q
period 2017-06-30
Hamilton Lane INC
filed 2017-08-10
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________________
Commission file number 001-38021
HAMILTON LANE INCORPORATED
(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	26-2482738 (I.R.S. Employer Identification No.)
One Presidential Blvd., 4th Floor Bala Cynwyd, PA (Address of principal executive offices)	19004 (Zip Code)
(610) 934-2222 (Registrant’s telephone number, including area code)

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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 7, 2017, there were 19,265,873 shares of the registrant’s Class A common stock, par value $0.001, and 27,935,255 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes certain information regarding the historical performance of our specialized funds and customized separate accounts. An investment in shares of our Class A common stock is not an investment in our specialized funds or customized separate accounts. In considering the performance information relating to our specialized funds and customized separate accounts contained herein, prospective Class A common stockholders should bear in mind that the performance of our specialized funds and customized separate accounts is not indicative of the possible performance of shares of our Class A common stock and is also not necessarily indicative of the future results of our specialized funds or customized separate accounts, even if fund investments were in fact liquidated on the dates indicated, and there can be no assurance that our specialized funds or customized separate accounts will continue to achieve, or that future specialized funds and customized separate accounts will achieve, comparable results.

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Form 10-Q are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.
This Form 10-Q may include trademarks, service marks or trade names of other companies. Our use or display of other parties’ trademarks, service marks, trade names or products is not intended to, and does not imply a relationship with, or endorsement or sponsorship of us by, the trademark, service mark or trade name owners.

Unless otherwise indicated, information contained in this Form 10-Q concerning our industry and the markets in which we operate is based on information from independent industry and research organizations, other third-party sources (including industry publications, surveys and forecasts), and management estimates. Management estimates are derived from publicly available information released by independent industry analysts and third-party sources, as well as data from our internal research, and are based on assumptions made by us upon reviewing such data and our knowledge of such industry and markets that we believe to be reasonable. Although we believe the data from these third-party sources is reliable, we have not independently verified any third-party information.

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-Q to “we,” “us,” “our,” the “Company,” “Hamilton Lane” and similar terms refer to Hamilton Lane Incorporated and its consolidated subsidiaries. As used in this Form 10-Q, (i) the term “HLA” refers to Hamilton Lane Advisors, L.L.C. and (ii) the terms “Hamilton Lane Incorporated” and “HLI” refer solely to Hamilton Lane Incorporated, a Delaware corporation, and not to any of its subsidiaries.

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “believe” and similar expressions are used to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to our ability to manage growth, fund performance, risk, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to us; our ability to comply with investment guidelines set by our clients; our ability to consummate planned acquisitions and successfully integrate the acquired business with ours; the time, expense and effort associated with being a newly public company; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 (our “2017 Form 10-K”) and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2017	2017
Assets
Cash and cash equivalents	$46,471	$32,286
Restricted cash	1,857	1,849
Fees receivable	19,474	12,113
Prepaid expenses	2,719	2,593
Due from related parties	2,951	3,313
Furniture, fixtures and equipment, net	4,014	4,063
Investments	124,027	120,147
Deferred income taxes	59,435	61,223
Other assets	3,595	3,030
Total assets	$264,543	$240,617
Liabilities and Equity
Accounts payable	$1,326	$1,366
Accrued compensation and benefits	11,543	3,417
Deferred incentive fee revenue	45,166	45,166
Senior secured term loan payable
Principal amount	85,450	86,100
Less: unamortized discount and debt issuance costs	1,705	1,790
Senior secured term loan payable, net	83,745	84,310
Accrued members’ distributions	4,598	2,385
Accrued dividend payable	3,167	—
Payable to related parties pursuant to tax receivable agreement	10,734	10,734
Other liabilities	6,670	6,612
Total liabilities	166,949	153,990

Commitments and Contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 19,265,873 and 19,151,033 issued and 19,265,873 and 19,036,504 outstanding as of June 30, 2017 and March 31, 2017, respectively	19	19
Class B common stock, $0.001 par value, 50,000,000 authorized; 27,935,255 issued and outstanding as of June 30, 2017 and March 31, 2017	28	28
Additional paid-in-capital	60,220	61,845
Accumulated other comprehensive loss	(299)	(311)
Retained earnings	2,909	612
Less: Treasury stock, at cost, 114,529 shares of Class A common stock as of March 31, 2017	—	(2,151)
Total Hamilton Lane Incorporated stockholders’ equity	62,877	60,042
Non-controlling interests in general partnerships	9,705	9,901
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	25,012	16,684
Total equity	97,594	86,627

Total liabilities and equity	$264,543	$240,617
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2017	2016
Revenues
Management and advisory fees	$51,684	$37,583
Incentive fees	1,017	1,983
Total revenues	52,701	39,566
Expenses
Compensation and benefits	19,962	15,936
General, administrative and other	8,458	6,770
Total expenses	28,420	22,706
Other income (expense)
Equity in income of investees	5,919	1,966
Interest expense	(1,106)	(2,902)
Interest income	316	66
Other non-operating income (loss)	(106)	—
Total other income (expense)	5,023	(870)
Income before income taxes	29,304	15,990
Income tax expense (benefit)	3,692	(401)
Net income	25,612	16,391
Less: Income attributable to non-controlling interests in general partnerships	898	545
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,250	15,846
Net income attributable to Hamilton Lane Incorporated	$5,464	$—

Basic earnings per share of Class A common stock (1)	$0.30	—
Diluted earnings per share of Class A common stock (1)	$0.30	—
Dividends declared per share of Class A common stock (1)	$0.175	—

(1)	There were no shares of Class A common stock outstanding prior to March 6, 2017, therefore no earnings or dividends declared per share information has been presented for any period prior to that date.
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In Thousands)

	Three Months Ended June 30,
	2017	2016
Net income	$25,612	$16,391
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	—	(129)
Amounts reclassified to net income:
Realized loss on cash flow hedge	35	—
Total other comprehensive income (loss), net of tax	35	(129)
Comprehensive income	$25,647	$16,262
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	898	545
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,273	15,717
Total comprehensive income attributable to Hamilton Lane Incorporated	$5,476	$—
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non- Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2017	$19	$28	$61,845	$612	$(2,151)	$(311)	$9,901	$16,684	$86,627
Net income	—	—	—	5,464	—	—	898	19,250	25,612
Other comprehensive loss	—	—	—	—	—	12	—	23	35
Equity-based compensation	—	—	486	—	—	—	—	930	1,416
Retirement of treasury stock	—	—	(2,151)	—	2,151	—	—	—	—
Proceeds received from option exercises	—	—	108	—	—	—	—	205	313
Purchase and retirement of Class A shares for tax withholding	—	—	(228)	—	—	—	—	(435)	(663)
Deferred tax adjustment	—	—	115	—	—	—	—	—	115
Dividends declared	—	—	—	(3,167)	—	—	—	—	(3,167)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	(1,094)	—	(1,094)
Member distributions	—	—	—	—	—	—	—	(11,600)	(11,600)
Equity reallocation between controlling and non-controlling interests	—	—	45	—	—	—	—	(45)	—
Balance at June 30, 2017	$19	$28	$60,220	$2,909	$—	$(299)	$9,705	$25,012	$97,594
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended June 30,
	2017	2016
Operating activities:
Net income	$25,612	$16,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	437	488
Change in deferred income taxes	1,903	(410)
Amortization of deferred financing costs	85	214
Equity-based compensation	1,416	1,094
Equity in income of investees	(5,919)	(1,966)
Proceeds received from investments	5,176	950
Other	129	—
Changes in operating assets and liabilities:
Fees receivable	(7,361)	548
Prepaid expenses	(126)	(510)
Due from related parties	362	679
Other assets	(672)	(2,038)
Accounts payable	(40)	(254)
Accrued compensation and benefits	8,126	4,924
Other liabilities	58	(2,674)
Net cash provided by operating activities	$29,186	$17,436
Investing activities:
Purchase of furniture, fixtures and equipment	$(388)	$(363)
Distributions received from investments	3,465	1,487
Contributions to investments	(6,589)	(8,069)
Net cash (used in) investing activities	$(3,512)	$(6,945)
Financing activities:
Repayments of senior secured term loan	$(650)	$(650)
Contributions from non-controlling interest in Partnerships	40	84
Distributions to non-controlling interest in Partnerships	(1,134)	—
Sale of membership interests	—	2,434
Purchase of Class A shares for tax withholdings	(663)	—
Purchase of membership interests	—	(1,028)
Proceeds received from option exercises	313	217
Members’ distributions	(9,387)	(18,281)
Net cash (used in) financing activities	$(11,481)	$(17,224)
Increase (decrease) in cash, cash equivalents, and restricted cash	14,193	(6,733)
Cash, cash equivalents, and restricted cash at beginning of the period	34,135	70,382
Cash, cash equivalents, and restricted cash at end of the period	$48,328	$63,649
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007. As of March 6, 2017, following the initial public offering (“IPO”) and related transactions (“Reorganization”), the Company became a publicly-traded entity, and both the holding company for and sole managing member of Hamilton Lane Advisors, L.L.C. (“HLA”). Unless otherwise specified, “the Company” refers to the consolidated group of HLI and HLA and its subsidiaries throughout the remainder of these notes.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services, primarily to institutional investors, to design, build and manage private markets portfolios. HLA generates revenues primarily from management fees, by managing assets on behalf of customized separate accounts, specialized fund products and distribution management accounts, and advisory fees, by providing asset supervisory and reporting services. HLA sponsors the formation, and serves as the general partner or managing member, of various limited partnerships or limited liability companies consisting of specialized funds and certain single client separate account entities (“Partnerships”) that acquire interests in third-party managed investment funds that make private equity and equity-related investments. The Partnerships may also make direct co-investments, including investments in debt, equity, and other equity-based instruments. HLA, which includes certain subsidiaries that serve as the general partner or managing member of the Partnerships, may invest its own capital in the Partnerships and generally makes all investment and operating decisions for the Partnerships. HLA operates several wholly or majority owned entities through which it conducts its foreign operations.

Reorganization

In connection with the IPO, the Company completed a series of transactions on March 6, 2017, which are described below:

•
the certificate of incorporation of HLI was amended and restated to, among other things, (i) provide for Class A common stock and Class B common stock, (ii) set forth the voting rights of the Class A common stock (one vote per share) and Class B common stock (ten votes per share) and (iii) establish a classified board of directors;

•
the limited liability company agreement of HLA was amended and restated to, among other things, (i) appoint HLI as the sole managing member of HLA and (ii) classify the interests that were acquired by HLI as Class A Units, the voting interests held by the continuing members of HLA as Class B Units, and the non-voting interests held by the continuing members of HLA as Class C Units;

•
HLA effectuated a reverse unit split of 0.68-for-1 for each unit class. All unit-based data, including the number of units and per unit amounts in these condensed consolidated financial statements and accompanying notes have been retroactively adjusted for the reverse split;

•	certain HLA members exchanged their HLA units for 3,899,169 shares of Class A common stock of HLI;

•	HLI issued to the Class B unitholders of HLA one share of Class B common stock for each Class B unit that they owned, in exchange for a payment of its par value;

•	certain Class B unitholders of HLA entered into a stockholders agreement where they agreed to vote all their shares of voting stock in accordance with the instructions of HLA Investments, LLC; and

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

Subsequent to the IPO and Reorganization transactions, HLI is a holding company whose principal asset is a controlling equity interest in HLA. As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities and payable to related parties pursuant to a tax receivable agreement. As of June 30, 2017 and March 31, 2017, HLI held approximately 34.4% and 34.2%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur, the economic interest in HLA held by HLI will increase.

The Reorganization is considered a transaction between entities under common control.  As a result, the condensed consolidated financial statements for periods prior to the IPO and the Reorganization are the condensed consolidated financial statements of HLA as the predecessor to HLI for accounting and reporting purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of March 31, 2017.
Fair Value of Financial Instruments

The Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

•	Level 1: Values are determined using quoted market prices for identical financial instruments in an active market.

•	Level 2: Values are determined using quoted prices for similar financial instruments and valuation models whose inputs are observable.

•
Level 3: Values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The Company considers cash and cash equivalents, fees receivable, prepaid expenses, other assets, investments, accounts payable, accrued compensation and benefits, senior secured term loan, and other liabilities to be its financial instruments. The carrying amount reported in the Condensed Consolidated Balance Sheets for these financial instruments equals or closely approximates their fair values; except for investments carried at cost, which are discussed in Note 3, and senior secured term loan and interest rate cap, which are discussed in Note 5.

Distributions and Dividends

Distributions and dividends are reflected in the condensed consolidated financial statements when declared. Distributions to members represent amounts paid to the non-controlling interest holders of HLA. All distributions received by HLI from HLA are eliminated in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. The new standards will be effective for the Company on April 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company currently recognizes incentive fee revenue when required return levels are met and all contingencies have been resolved. Under the new standard, the Company will recognize incentive fee revenue when it concludes that it is probable that a significant reversal in the cumulative amount of incentive fee revenue will not occur when the uncertainty is resolved. The Company is continuing to assess the impact of adoption of the new standard on other revenue-related items as well, including evaluating the impact of certain revenue related costs, gross vs. net reporting issues, as well as the additional disclosures required by the new standard.

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Payments” (ASU 2016-15). ASU 2016-15 clarifies cash flow classification of several discrete cash flows issues including debt prepayment costs and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that adoption will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows - Restricted Cash” (ASU 2016-18). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments in this update are effective for years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted the standard on October 1, 2016 and retrospectively applied the amendment. Other than the change in presentation of restricted cash within the Condensed Consolidated Statements of Cash Flows, the adoption of this standard did not have a material impact on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Investments

Investments consist of the following:

	June 30,	March 31,
	2017	2017
Equity method investments in Partnerships	$107,015	$103,141
Other equity method investments	1,152	661
Investments carried at cost	15,860	16,345
Total Investments	$124,027	$120,147

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company generally has a 1% interest in each of the Partnerships, although the Company has interests in certain Partnerships ranging from 0-7%. The Company’s other equity method investments represent its ownership in a technology company that

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $5,919, and $1,966 for the three months ended June 30, 2017 and 2016, respectively.

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of June 30, 2017 and March 31, 2017, no individual equity method investment held by the Company met the significance criteria, and as a result, the Company is not required to present separate financial statements for any of its equity method investments.

The Company’s investments carried at cost include other proprietary investments that are not consolidated, over which the Company does not exert significant influence and for which fair value is not readily determinable. The Company has determined in accordance with the applicable guidance that it is impracticable to estimate the fair value of the investments carried at cost due to limited information available. As of June 30, 2017 and March 31, 2017, the Company did not identify any significant events or changes in circumstances that have a significant adverse effect on the carrying value of these investments carried at cost.

4. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $19,305 and $19,653 as of June 30, 2017 and March 31, 2017, respectively, and are recorded in Investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of June 30, 2017 and March 31, 2017. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of June 30, 2017, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $11,927,604 and $4,900,996, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

The maximum exposure to loss represents the potential loss of assets recognized by the Company relating to these unconsolidated entities. The Company believes that its maximum exposure to loss is limited because it establishes separate limited partnerships or limited liability companies to serve as the general partner or managing member of the Partnerships.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30,	March 31
	2017	2017
Investments	$64,428	$60,597
Fees receivable	7,121	430
Due from related parties	723	1,742
Total VIE Assets	72,272	62,769
Deferred incentive fee revenue	45,166	45,166
Non-controlling interests	(9,705)	(9,901)
Maximum Exposure to Loss	$107,733	$98,034

5. Senior Secured Term Loan

The credit agreement for the senior secured term loan contains various restrictive covenants. It requires the Company to maintain a specified maximum total leverage ratio. In addition, the credit agreement, among other things, limits the ability of the Company to incur additional indebtedness, to make certain restricted payments, to consummate mergers, consolidations, asset sales and make certain investments, subject to certain exceptions and carve-outs.

The fair value of the outstanding balance of the term loan at June 30, 2017 and March 31, 2017 approximated par value based on then current market rates for similar debt instruments and is classified as Level II within the fair value hierarchy.

In July 2015, the Company purchased interest rate caps through June 30, 2020 to limit exposure to fluctuations in LIBOR above 2.5% on a portion of the Company’s senior secured term loan. In October 2016, the Company de-designated its remaining interest rate caps as cash flow hedges and discontinued hedge accounting. The amount accumulated in other comprehensive income (loss) will be amortized to interest expense over the remaining term of the respective interest rate caps, or written off if the cash flows become probable of not occurring. The changes in the fair value of these interest rate caps after the de-designation are recorded in other non-operating income in the Condensed Consolidated Statements of Income. The fair value of the interest rate caps was $87 and $194 as of June 30, 2017 and March 31, 2017, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. The fair value of the interest rate caps is determined utilizing quoted prices in active markets for the same or similar instruments and is classified as Level II within the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

6. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2017:

	Class A Common Stock	Class B Common Stock
March 31, 2017	19,036,504	27,935,255
Restricted stock granted	40,427	—
Shares issued due to option exercise, net	200,244	—
Forfeitures of restricted stock	(11,302)	—
June 30, 2017	19,265,873	27,935,255

During the three months ended June 30, 2017, the Company retired 114,529 shares of Class A common stock held as treasury stock at a total cost of $2,151 (that were outstanding as of March 31, 2017) and 33,251 shares of Class A common stock at a total cost of $663 that were purchased from employees to meet statutory tax withholding requirements.

On June 12, 2017, the Company declared a quarterly dividend of $0.175 per share of Class A common stock to record holders at the close of business on June 26, 2017 for a total amount of $3,167 that was paid on July 10, 2017.

7. Equity-Based Compensation

Summary of Option Activity

A summary of option activity for the three months ended June 30, 2017 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding at March 31, 2017	233,495	$1.34
Options exercised	(233,495)	$1.34
Options outstanding at June 30, 2017	—	$—

The intrinsic value of options exercised during the three months ended June 30, 2017 was $4,350.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Restricted Stock

A summary of restricted stock activity for the three months ended June 30, 2017 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2017	1,138,521	$14.49
Granted	40,427	$19.28
Vested	—	$—
Forfeited	(11,302)	$15.04
June 30, 2017	1,167,646	$14.65

As of June 30, 2017, total unrecognized compensation expense related to restricted stock was $15,265.

8. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2017	2016
Base compensation and benefits	$18,292	$14,346
Incentive fee compensation	254	496
Equity-based compensation	1,416	1,094
Total compensation and benefits	$19,962	$15,936

9. Income Taxes

As a result of the Reorganization and IPO, HLI became the sole managing member of HLA, which is organized as a limited liability company and treated as a “flow-through” entity for income tax purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from foreign taxes attributable to its operations in foreign jurisdictions. Any taxable income or loss generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI following the Reorganization and IPO, on a pro rata basis. As a result, the Company does not record income taxes on pre-tax income or loss attributable to the non-controlling interests in the general partnerships and HLA, except for foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income from HLA following the Reorganization and IPO.

The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate combined with the tax effect of items required to be recorded discretely in the interim period in which those items occur. The effective tax rate is dependent on many factors, including the estimated amount of income subject to income tax; therefore, the effective tax rate can vary from period to period.

The Company’s effective tax rate was 12.6% and (2.5)% for the three months ended June 30, 2017 and 2016, respectively. These rates were less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

We evaluate the realizability of our deferred tax asset on a quarterly basis and adjust the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized. The Company believes all of our deferred tax assets, except the deferred tax asset relating to the basis difference in HLA, are more likely than not to be realized.

As of June 30, 2017, the Company had no unrecognized tax positions.

Tax Receivable Agreement

HLI’s purchase of HLA Class A units concurrent with the IPO, and the subsequent and future exchanges by holders of HLA units for shares of HLI’s Class A common stock pursuant to the Exchange Agreement, are expected to result in increases in HLI’s share of the tax basis of the tangible and intangible assets of HLA. This will increase the tax depreciation and amortization deductions that otherwise would not have been available to HLI. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that HLI would otherwise be required to pay in the future. On March 6, 2017, HLI entered into a tax receivable agreement (“TRA”) with the other members of HLA that requires HLI to pay exchanging HLA unitholders (the “TRA Recipients”) 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that HLI actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA. No amounts were paid to TRA Recipients during the three months ended June 30, 2017.

10. Earnings per Share

There were no shares of Class A common stock outstanding during the three months ended June 30, 2016, therefore no earnings per share information has been presented for that period.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30, 2017
	Net income attributable to HLI	Weighted-Avg Shares	Per share amount
Basic EPS of Class A common stock	$5,464	17,981,601	$0.30
Adjustment to net income:
Assumed exercise and vesting of employee awards	83
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		477,814
Diluted EPS of Class A common stock	$5,547	18,459,415	$0.30

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The calculation of diluted earnings per share excludes 34,438,669 outstanding Class B and C Units of HLA, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

11. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and incentive fees from Partnerships of $33,465 and $22,446 for the three months ended June 30, 2017 and 2016, respectively.

Due from related parties in the Condensed Consolidated Balance Sheets consists primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses for which the Company is subsequently reimbursed and refundable tax distributions made to members.

Fees receivable from the Partnerships were $7,969 and $918 as of June 30, 2017 and March 31, 2017, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

12. Supplemental Cash Flow Information

	Three Months Ended June 30,
	2017	2016
Non-cash financing activities:
Dividends declared but not paid	$3,167	$—
Member distributions declared but not paid	$4,598	$15,000

13. Commitments and Contingencies

Litigation

From time to time, the Company is named as a defendant in legal actions relating to transactions conducted in the ordinary course of business. Although there can be no assurance of the outcome of such legal actions, in the opinion of management, the Company does not believe it is probable that any current legal proceeding or claim would individually or in the aggregate materially affect its condensed consolidated financial statements.

Incentive Fees

In connection with Carried Interest from the Partnerships, the Company only recognizes its allocable share of the Partnerships’ earnings to the extent that this income is not subject to continuing contingencies. Carried Interest allocated to the Company from the Partnerships that is subject to continuing contingencies is not recognized in the accompanying Condensed Consolidated Balance Sheets. The Partnerships have allocated Carried Interest still subject to contingencies in the amounts of $266,374 and $236,857 at June 30, 2017 and March 31, 2017, respectively, of which $45,166 and $45,166 at June 30, 2017 and March 31, 2017, respectively, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized Carried Interest, a total of $56,228 and $48,849 as of June 30, 2017 and March 31, 2017, respectively, would potentially be payable to certain employees

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

and third parties pursuant to compensation arrangements related to the carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as this liability is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $84,654 and $76,908 as of June 30, 2017 and March 31, 2017, respectively.

14. Management and Advisory Fees

The following presents management and advisory fee revenues by product offering:

	Three Months Ended June 30,
	2017	2016
Customized separate accounts	$18,784	$17,504
Specialized funds	25,206	13,752
Advisory and reporting	6,650	5,767
Distribution management	1,044	560
Total management and advisory fees	$51,684	$37,583

15. Subsequent Events

On August 8, 2017, the Company declared a quarterly dividend of $0.175 per share of Class A common stock to record holders at the close of business on September 15, 2017. The payment date will be October 2, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K, for a more complete understanding of our financial position and results of operations. The historical consolidated financial data discussed below reflect the historical results of operations and financial condition of HLA prior to our IPO in February 2017. The consolidated financial statements of HLA, our predecessor for accounting purposes, are our historical financial statements for this Form 10-Q.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2017 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2017, fiscal 2016 and fiscal 2015 are to our fiscal years ended March 31, 2017, 2016 and 2015, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $36 billion of our assets under management (“AUM”) as of June 30, 2017.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $10 billion of our AUM as of June 30, 2017.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $314 billion of assets under advisement (“AUA”) as of June 30, 2017.

•
Distribution Management: We offer distribution management services through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions from private equity funds.

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

In connection with the IPO, we completed a series of reorganization transactions that included the following:

•
our certificate of incorporation was amended and restated to, among other things, (i) provide for Class A common stock and Class B common stock, (ii) set forth the voting rights of the Class A common stock (one vote per share) and Class B common stock (ten votes per share), and (iii) establish a classified board of directors;

•
the limited liability company agreement of HLA was amended and restated to, among other things, (i) appoint HLI as the sole managing member of HLA and (ii) classify the interests that were acquired by HLI as Class A Units, the voting interests held by the continuing members of HLA as Class B Units and the non-voting interests held by the continuing members of HLA as Class C Units;

•	HLA effectuated a reverse unit split of 0.68-for-1 for each unit class;

•	certain HLA members exchanged their HLA units for 3,899,169 shares of Class A common stock of HLI;

•	HLI issued to the Class B unitholders of HLA one share of Class B common stock for each Class B unit that they owned, in exchange for a payment of its par value;

•	certain Class B unitholders of HLA entered into a stockholders agreement where they agreed to vote all their shares of voting stock in accordance with the instructions of HLA Investments, LLC; and

•	HLI entered into an exchange agreement with the direct owners of HLA pursuant to which they will be entitled to exchange HLA units for shares of our Class A common stock on a one-for-one basis.

We refer to the above-mentioned transactions, as well as the other transactions completed in connection with the IPO, collectively as the “Reorganization.”
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
Distribution management fees are generally earned by applying a percentage to AUM or proceeds received. Distribution management clients are charged basis point fees on either the net proceeds received from the sale of their securities or the aggregate amount of a client’s managed assets and vary depending on whether the account is for managed liquidation or active management services. Alternatively, active management clients may elect a fee structure under which they are charged an asset-based fee plus a fee based on net realized and unrealized gains and income net of realized and unrealized losses. This fee is then credited to a notional account, and we are entitled to a fixed percentage of any positive balance in the notional account on an annual basis. The remaining portion of any positive balance in the notional account is carried forward to the following year. If the incentive fee calculation results in a negative amount in a given year, that amount is applied to reduce the balance in the notional account. We are not required to repay any negative amount in the notional account.
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
Expenses
Compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted stock awards and (c) incentive fee compensation which consists of carried interest and performance fee allocations. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.

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
We expect that we will incur additional expenses as compared to prior periods as a result of becoming a public company for director and officer insurance, independent director compensation and additional personnel. This includes the cost of investor relations professionals, tax professionals, SEC reporting and Sarbanes-Oxley Act compliance professionals, and other similar expenses.
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
Interest expense includes interest paid and accrued on our existing senior secured Term Loan (as defined in “—Liquidity and Capital Resources—Historical Liquidity and Capital Resources—Term Loan”) and the previous senior secured term loan, amortization of deferred financing costs, amortization of original issue discount on the Term Loan and the write-down of deferred financing costs.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2017 and 2016. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
($ in thousands)	2017	2016
Revenues
Management and advisory fees	$51,684	$37,583
Incentive fees	1,017	1,983
Total revenues	52,701	39,566
Expenses
Compensation and benefits	19,962	15,936
General, administrative and other	8,458	6,770
Total expenses	28,420	22,706
Other income (expense)
Equity in income of investees	5,919	1,966
Interest expense	(1,106)	(2,902)
Interest income	316	66
Other non-operating income (loss)	(106)	—
Total other income (expense)	5,023	(870)
Income before income taxes	29,304	15,990
Income tax expense (benefit)	3,692	(401)
Net income	25,612	16,391
Less: Income attributable to non-controlling interests in general partnerships	898	545
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,250	15,846
Net income attributable to Hamilton Lane Incorporated	$5,464	$—

Revenues

	Three Months Ended June 30,
($ in thousands)	2017	2016
Management and advisory fees
Customized separate accounts	$18,784	$17,504
Specialized funds	25,206	13,752
Advisory and reporting	6,650	5,767
Distribution management	1,044	560
Total management and advisory fees	51,684	37,583
Incentive fees	1,017	1,983
Total revenues	$52,701	$39,566

Three months ended June 30, 2017 compared to three months ended June 30, 2016
Total revenues increased $13.1 million, or 33%, to $52.7 million, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to higher specialized funds revenue.
Management and advisory fees increased $14.1 million, or 38%, to $51.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. Specialized funds revenue increased $11.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to a $8.6 million increase in revenues from our latest secondary fund, which added $0.5 billion in fee-earning AUM during the period and $1.5 billion in fee-earning AUM since June 30, 2016. Included in our latest secondary fund’s revenue for the quarter was $5.8 million in retroactive fees. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.3 million in the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Advisory and reporting fees increased $0.9 million to $6.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This was due primarily to $0.5 million in one-time reports and the addition of new accounts during the preceding 12 months, which included $0.2 million in set-up fees. In addition, distribution management fees increased $0.5 million during the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to higher stock distribution activity and the related fees earned from this business.
Incentive fees decreased $1.0 million, or 49%, to $1.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to the initial receipt of carried interest from one of our primary funds in the prior year period, which included a partial return of the general partner catch-up.
Expenses
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Total expenses increased $5.7 million, or 25%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $4.0 million, or 25%, to $20.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to higher base compensation. Base compensation increased $3.9 million, or 28%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due primarily to increased revenue, which generated an increase in bonus expense. Incentive compensation decreased $0.2 million, or 49%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of the decrease in incentive fees. Equity-based compensation increased $0.3 million, or 29%, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 as a result of the amortization of restricted interest awards from prior years.
General, administrative and other expenses increased by $1.7 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This change consisted primarily of a $1.3 million increase in consulting and professional fees, which included $0.3 million in fees related to our new joint venture, Private Market Connect, as well as increases in accounting, legal and recruiting fees.

Other Income (Expense)
The following shows the equity in income of investees included in other income (expense):

	Three Months Ended June 30,
($ in thousands)	2017	2016
Equity in income of investees
Primary funds	$851	$97
Direct/co-investment funds	3,092	1,299
Secondary funds	340	(32)
Customized separate accounts	1,758	602
Other equity method investments	(122)	—
Total equity in income of investees	$5,919	$1,966
Three months ended June 30, 2017 compared to three months ended June 30, 2016
Other income (expense) increased $5.9 million to $5.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to an increase in gains from our investments and a decrease in interest expense.
Interest expense decreased $1.8 million to $1.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due to a $162.6 million reduction in the Term Loan balance between periods as a result of the $160.0 million paydown from proceeds of our IPO.
Equity in income of investees increased $4.0 million to $5.9 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. This included a $1.8 million increase in gains from our direct/co-investment funds, a $1.2 million increase in gains from our customized separate accounts and a $0.8 million increase in gains from our primary funds.
Interest income increased by $0.3 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, due primarily to late closing interest received from one of our funds.
Other non-operating income decreased $0.1 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 due to the change in value of a financial instrument.
Income Tax Expense
Income tax expense reflects U.S. federal and applicable state income taxes with respect to our allocable share of any taxable income from HLA subsequent to the Reorganization and foreign income taxes attributable to operations in foreign jurisdictions.
Our effective income tax rate for the three months ended June 30, 2017 and 2016 was 12.6% and (2.5)%, respectively. The increase in the effective tax rate was due primarily to U.S. Federal and state corporate income tax expense related to HLI’s allocable share of taxable income from HLA. Prior to the Reorganization, our effective tax rate was driven primarily by foreign income taxes, as HLA is treated as a “flow-through” entity and is not subject to income taxes apart from foreign taxes attributable to its operations in foreign jurisdictions.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended June 30,			Three Months Ended June 30,
($ in millions)	2017			2016
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$18,028	$8,793	$26,821	$16,976	$7,019	$23,995
Contributions (1)	997	759	1,756	921	392	1,313
Distributions (2)	(754)	(113)	(867)	(444)	(20)	(464)
Foreign exchange, market value and other (3)	(85)	(2)	(87)	(87)	7	(80)
Balance, end of period	$18,186	$9,437	$27,623	$17,366	$7,398	$24,764

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

Three months ended June 30, 2017
Fee-earning AUM increased $0.8 billion, or 3%, to $27.6 billion during the three months ended June 30, 2017, due primarily to new specialized funds and customized separate accounts commitments.
Customized separate accounts fee-earning AUM increased $0.2 billion, or 1%, to $18.2 billion for the three months ended June 30, 2017. Customized separate accounts contributions were $1.0 billion for the three months ended June 30, 2017, due primarily to new allocations from existing clients. Distributions were $0.8 billion for the three months ended June 30, 2017 due to $0.2 billion from accounts reaching the end of their account term, $0.2 billion from a client moving to an advisory relationship, $0.2 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired and $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $0.6 billion, or 7%, to $9.4 billion during the three months ended June 30, 2017. Specialized fund contributions were $0.8 billion for fiscal 2017, due primarily to $0.5 billion in new commitments to our secondary fund in market during the period. Distributions were $0.1 billion for the three months ended June 30, 2017, due primarily to returns of capital in funds earning fees on a net invested capital fee base.

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
The following table shows a reconciliation of net income attributable to HLI to Fee Related Earnings and Adjusted EBITDA for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
($ in thousands)	2017	2016
Net income attributable to Hamilton Lane Incorporated (1)	$5,464	$—
Income attributable to non-controlling interests in general partnerships	898	545
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,250	15,846
Incentive fees	(1,017)	(1,983)
Incentive fee related compensation (2)	499	974
Interest income	(316)	(66)
Interest expense	1,106	2,902
Income tax expense (benefit)	3,692	(401)
Equity in income of investees	(5,919)	(1,966)
Other non-operating (income) loss	106	—
Fee Related Earnings	$23,763	$15,851
Depreciation and amortization	437	487
Equity-based compensation	1,416	1,094
Incentive fees	1,017	1,983
Incentive fee related compensation (2)	(499)	(974)
Interest income	316	66
Adjusted EBITDA	$26,450	$18,507

(1)	Prior to our IPO, HLI was a wholly-owned subsidiary of HLA with no operations or assets.

(2)	Incentive fee related compensation includes incentive fee compensation expense and bonus and other revenue sharing allocated to carried interest classified as base compensation.
Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate of 40.24%. We believe Non-GAAP earnings per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to HLI and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three months ended June 30, 2017. The three months ended June 30, 2016 is not presented below as there was no comparable diluted earnings per share of Class A common stock in that period.

Three Months Ended June 30,
2017

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$5,464
Income attributable to non-controlling interests in general partnerships	898
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,250
Income tax expense	3,692
Adjusted pre-tax net income	29,304
Adjusted income taxes (1)	(11,792)
Adjusted net income	$17,512

Weighted-average shares of Class A common stock outstanding - diluted	18,459,415
Exchange of Class B and Class C units in HLA (2)	34,438,669
Adjusted shares	52,898,084

Non-GAAP earnings per share	$0.33

(1)
Represents corporate income taxes at our estimated statutory tax rate of 40.24% applied to adjusted pre-tax net income. The 40.24% is based on a federal tax statutory rate of 35.00% and a combined state income tax rate net of federal benefits of 5.24%.

(2)	Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through March 31, 2017 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
When considering the data presented below, you should note that the historical results of our discretionary investments are not indicative of the future results you should expect from such investments, from any future investment funds we may raise or from an investment in our Class A common stock, in part because:

•	market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;

•	the performance of our funds is generally calculated on the basis of net asset value (“NAV”) of the funds’ investments, including unrealized gains, which may never be realized;

•	our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;

•	our newly established funds may generate lower returns during the period that they take to deploy their capital;

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

The historical and potential future returns of the investment funds we manage are not directly linked to returns on our Class A common stock. Therefore, you should not conclude that continued positive performance of the investment funds we manage will necessarily result in positive returns on an investment in our Class A common stock. As used in this discussion, internal rate of return (“IRR”) is calculated on a pooled basis using daily cash flows. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. See “—Performance Methodology” below for more information on how our returns are calculated.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	271 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,117 bps
PEF V	2003	135	122	1.7	15.8%	1,031bps	1,085 bps
PEF VI	2007	494	408	1.6	13.0%	266 bps	552 bps
PEF VII	2010	262	56	1.6	21.8%	606 bps	996 bps
PEF VIII	2012	427	1	1.5	29.1%	2,051 bps	2,569 bps
PEF IX	2015	517	2	1.5	88.1%	7,115 bps	7,570 bps
Secondaries
Pre-Fund	—	—	363	1.5	17.2%	1,324 bps	1,132 bps
Secondary Fund I	2005	360	340	1.3	5.8%	169 bps	351 bps
Secondary Fund II	2008	591	484	1.6	23.6%	860 bps	1,215 bps
Secondary Fund III	2012	909	137	1.9	40.9%	2,546 bps	2,972 bps
Secondary Fund IV	2016	1,430	—	—	—	—	—
Co-investments
Pre-Fund	—	—	239	2.0	21.7%	1,716 bps	1,610 bps
Co-Investment Fund	2005	604	342	1.5	6.6%	78 bps	261 bps
Co-Investment Fund II	2008	1,195	588	2.4	23.8%	1,159 bps	1,495 bps
Co-Investment Fund III	2014	1,243	15	5.0	136.9%	12,950 bps	13,482 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	12	1.5	44.6%	3,968 bps	3,955 bps
Strat Opps 2016	2016	214	14	1.3	137.9%	11,782 bps	11,941 bps

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	271 bps	(31) bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,117 bps	654 bps
PEF V	2003	135	132	1.7	1.6	14.7%	10.0%	890 bps	411 bps	947 bps	462 bps
PEF VI	2007	494	503	1.6	1.6	12.2%	9.5%	143 bps	(92) bps	436 bps	197 bps
PEF VII	2010	262	263	1.4	1.4	14.5%	10.0%	54 bps	(403) bps	440 bps	(26) bps
PEF VIII	2012	427	269	1.2	1.1	12.0%	7.5%	38 bps	(438) bps	388 bps	(98) bps
PEF IX	2015	517	174	1.2	1.1	17.1%	16.2%	153 bps	(152) bps	411 bps	43 bps
Secondaries
Pre-Fund	—	—	363	1.5	N/A	17.2%	N/A	1,324 bps	N/A	1,132 bps	N/A
Secondary Fund I	2005	360	353	1.3	1.2	5.7%	4.3%	153 bps	(17) bps	336 bps	157 bps
Secondary Fund II	2008	591	569	1.6	1.5	20.9%	15.0%	562 bps	(35) bps	922 bps	314 bps
Secondary Fund III	2012	909	784	1.4	1.3	21.6%	18.0%	888 bps	489 bps	1,290 bps	895 bps
Secondary Fund IV	2016	1,430	285	1.1	1.3	27.2%	75.2%	733 bps	5,390 bps	824 bps	5,550 bps
Co-investments
Pre-Fund	—	—	244	2.0	N/A	21.4%	N/A	1,653 bps	N/A	1,557 bps	N/A
Co-Investment Fund	2005	604	577	1.1	1.0	1.7%	0.3%	(428) bps	(598) bps	(224) bps	(398) bps
Co-Investment Fund II	2008	1,195	1,130	2.0	1.8	20.3%	16.3%	814 bps	400 bps	1,155 bps	737 bps
Co-Investment Fund III	2014	1,243	848	1.3	1.2	22.5%	16.2%	986 bps	362 bps	1,320 bps	647 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. ML HY II PME	Net Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.2	1.2	16.7%	13.1%	548 bps	192 bps	572bps	212 bps
Strat Opps 2016	2016	214	177	1.1	1.1	16.3%	15.4%	283 bps	187 bps	336 bps	223 bps
Performance Methodology
The indices presented for comparison are the S&P 500, MSCI World, Credit Suisse High Yield II (“CS HY II”) and Bank of America Merrill Lynch High Yield Master II (“ML HY II”), calculated on a PME basis. We believe these indices are commonly used by private markets and credit investors to evaluate performance. The PME calculation methodology allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called and distributed from the underlying fund managers. The S&P 500 Index is a total return capitalization-weighted index that measures the performance of 500 U.S. large cap stocks. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 1,600 world stocks that is designed to measure the equity market performance of developed markets. The CS HY II Index, formerly known as the DLJ High Yield Index, is designed to mirror the investable universe of the U.S. dollar denominated high yield debt market. Prices for the CS HY II Index are available on a weekly basis. The ML HY II Index consists of below investment grade U.S. dollar denominated corporate bonds that are publicly issued in the U.S. domestic market. Issues included in the index have maturities of one year or more and have a credit rating lower than BBB-/Baa3, but are not in default.

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2017. The returns are net of management fees, carried interest and expenses charged by the underlying fund managers, but do not include our management fees, carried interest or expenses. Our IRR would decrease with the inclusion of our management fees, carried interest and expenses.
The “Realized IRR” represents the pooled IRR for those discretionary investments that we consider realized for purposes of our track record, which are investments where the underlying investment fund has been fully liquidated, has generated a distributions to paid-in capital ratio (“DPI”) greater than or equal to 1.0 or is older than six years and has a residual value to paid-in capital ratio (“RVPI”) less than or equal to 0.2. Hamilton Lane Secondary Realized includes investments that have been fully liquidated, have a DPI greater than or equal to 1.0 or a RVPI less than or equal to 0.2. Hamilton Lane Realized Co-Investment and Hamilton Lane Realized Strategic Opportunities include investments that have been fully liquidated or have a DPI greater than or equal to 1.0. “Unrealized” includes all investments that do not meet the aforementioned criteria. DPI represents total distributions divided by total invested capital. RVPI represents the remaining market value divided by total invested capital. “Capital Invested” refers to the total amount of all investments made by a fund, including commitment-reducing and non-commitment-reducing capital calls. “Multiple” represents total distributions from underlying investments to the fund plus the fund’s market value divided by total contributed capital. “Gross Multiple” is presented net of management fees, carried interest and expenses charged by the fund managers of the underlying investments.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our debt financing in recent periods has been used primarily to consolidate ownership of HLA among our employees by repurchasing equity from outside non-employee affiliated owners. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making distributions to our owners; and (5) borrowings, interest payments and repayments under our Term Loan. As of June 30, 2017 and March 31, 2017, our cash and cash equivalents, including investments in money market funds, were $46.5 million and $32.3 million, respectively.
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
Term Loan
In July 2015, we entered into the Term Loan, a $260.0 million senior secured term loan with Morgan Stanley Senior Funding, Inc. as administrative agent, which was subsequently amended effective as of November 7, 2016. Subject to certain conditions, one or more additional commitments under the Term Loan may be added, up to an incremental cap of the greater of $50.0 million and an amount that would, on a pro forma basis, result in our secured leverage ratio being less than or equal to 3.65 to 1.00. The Term Loan matures in July 2022, or, with respect to any additional commitments, the date specified as the maturity for such additional loans when they are made. We have not requested any additional commitments under the Term Loan. Loans under the Term Loan bear interest at our option at either LIBOR subject to a floor of 0.75% plus 3.50% per annum, or base rate subject to a floor of 1.75% plus 2.50% per annum. The Term Loan is subject to scheduled amortization payments of $650,000 in each fiscal quarter, in each case subject to adjustment based on any voluntary or mandatory prepayments. In February 2016, we made a voluntary principal prepayment of $10.0 million. In March 2017, we made a voluntary principal prepayment of $160.0 million using proceeds from the IPO. As of June 30, 2017 and March 31, 2017, the principal amount outstanding on the Term Loan equaled $85.5 million and $86.1 million, respectively. The Term Loan contains certain restrictive covenants that limit our ability to transfer or dispose of assets, merge with other companies, incur indebtedness and liens, make investments, make certain restricted payments including paying dividends, enter into sale leaseback transactions and engage in transactions with affiliates. In addition, the Term Loan contains a financial covenant requiring us to maintain our total leverage ratio at or below certain levels. The Term Loan is guaranteed by all of our direct or indirect subsidiaries, with certain exceptions, and is secured by pledges of our and the guarantor subsidiaries’ personal property assets and material real property.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2017 and March 31, 2017, we were required to maintain approximately $1.9 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
Cash Flows
Three months ended June 30, 2017 and 2016

	Three Months Ended June 30,
($ in thousands)	2017	2016
Net cash provided by operating activities	$29,186	$17,436
Net cash (used in) investing activities	(3,512)	(6,945)
Net cash (used in) financing activities	(11,481)	(17,224)
Increase (decrease) in cash, cash equivalents and restricted cash	$14,193	$(6,733)
Operating Activities
Net cash provided by operating activities was $29.2 million and $17.4 million during the three months ended June 30, 2017 and 2016, respectively. These operating cash flows were driven primarily by:

•	net income of $25.6 million and $16.4 million during the three months ended June 30, 2017 and 2016, respectively, and changes in operating assets and liabilities; and

•
proceeds received from investments of $5.2 million and $1.0 million during the three months ended June 30, 2017 and 2016, respectively, which represent a return on investment from specialized funds and certain customized separate accounts.

Investing Activities
Our net cash flow (used in) investing activities was ($3.5) million and ($6.9) million during the three months ended June 30, 2017 and 2016, respectively. These amounts were driven primarily by:

•	contributions to and distributions from investments that netted to ($3.1) million and ($6.6) million during the three months ended June 30, 2017 and 2016, respectively;

•	purchases of furniture, fixtures and equipment consisting primarily of computers and equipment of ($0.4) million during each of the three month periods ended June 30, 2017 and 2016.
Financing Activities
Our net cash flow (used in) financing activities was ($11.5) million and ($17.2) million during the three months ended June 30, 2017 and 2016, respectively. Cash used in financing activities was attributable primarily to:

•	debt repayments of ($0.7) million during each of the three month periods ended June 30, 2017 and 2016;

•	distributions to non-controlling interest in general partnerships of ($1.1) million during the three months ended June 30, 2017;

•
purchases of shares of Class A common stock for tax withholdings of ($0.7) million during the three months ended June 30, 2017 and purchases of membership interests of ($1.0) million during the three months ended June 30, 2016;

•	sales of membership interests of $2.4 million during the three months ended June 30, 2016; and

•	distributions to HLA members of ($9.4) million and ($18.3) million during the three months ended June 30, 2017 and 2016, respectively.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in our 2017 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There has been no material change outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2017 Form 10-K, other than as described below.
Commitments by us to fund a portion of each investment made by our specialized funds and certain customized separate account entities totaled $84.7 million as of June 30, 2017.

Critical Accounting Policies
The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Form 10-K.
Recent Accounting Pronouncements
Information regarding recent accounting developments and their impact on our results can be found in Note 2, “Summary of Significant Accounting Policies” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.

Item 3. Qualitative and Quantitative Disclosures about Market Risk
In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange-rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit or financial market dislocations.
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

•
Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $45.2 million of deferred incentive fee revenue on our balance sheet as of June 30, 2017. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback. In order for any amount of our deferred incentive fee revenue to have been subject to clawback, the NAV across our funds as of June 30, 2017 would have needed to decline by over 50%.

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
Interest Rate Risk
 As of June 30, 2017, we had $85.5 million in borrowings outstanding under our Term Loan. The annual interest rate on the Term Loan, which is at LIBOR subject to a floor of 0.75% plus 3.50%, was 4.54% as of June 30, 2017. In July 2015, we purchased interest rate caps through June 30, 2020 to limit a portion of our exposure to changes in LIBOR above 2.50%.
Based on the floating rate component of our Term Loan payable as of June 30, 2017, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.9 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at June 30, 2017 due to the existence of a previously reported material weakness in our internal control over financial reporting related to our calculation of deferred taxes and amounts payable under the tax receivable agreement we entered into in connection with our IPO. The material weakness was identified and discussed in Part II, Item 9A of our 2017 Form 10-K.
Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2017:

•	We have hired a Director of Tax to oversee financial reporting for income taxes.

•	We have implemented procedures intended to ensure that future calculations are performed correctly.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the first quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2018.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

38

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the normal course of business, we may be subject to various legal, regulatory and/or administrative proceedings. Currently, there are no material proceedings pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	—	$—	—	—
May 1-31, 2017	33,251	$19.97	—	—
June 1-30, 2017	—	$—	—	—
Total	33,251	$19.97
(1) Includes shares of Class A common stock tendered by an employee as payment of taxes withheld on the exercise of a stock option granted under the Company’s 2017 Equity Incentive Plan.

Item 6. Exhibits

The information required by this item is set forth on the Exhibit Index that follows the signature page of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of August, 2017.

HAMILTON LANE INCORPORATED

By:	/s/ Randy M. Stilman
Name: Randy M. Stilman
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller

EXHIBIT INDEX

		Incorporated By Reference			Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley				*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley				*
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document				*
101.SCH	XBRL Taxonomy Extension Schema				*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase				*
101.LAB	XBRL Taxonomy Extension Label Linkbase				*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase				*
101.DEF	XBRL Taxonomy Extension Definition Linkbase				*

‡ Furnished herewith.