Form 10-Q
period 2017-09-30
Hamilton Lane INC
filed 2017-11-13
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 8, 2017, there were 19,284,866 shares of the registrant’s Class A common stock, par value $0.001, and 27,935,255 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2017	2017
Assets
Cash and cash equivalents	$48,940	$32,286
Restricted cash	1,783	1,849
Fees receivable	16,429	12,113
Prepaid expenses	2,135	2,593
Due from related parties	2,725	3,313
Furniture, fixtures and equipment, net	3,999	4,063
Investments	127,090	120,147
Deferred income taxes	58,596	61,223
Other assets	9,481	3,030
Total assets	$271,178	$240,617
Liabilities and Equity
Accounts payable	$783	$1,366
Accrued compensation and benefits	20,539	3,417
Deferred incentive fee revenue	45,166	45,166
Debt	85,072	84,310
Accrued members’ distributions	—	2,385
Payable to related parties pursuant to tax receivable agreement	10,622	10,734
Other liabilities	5,661	6,612
Total liabilities	167,843	153,990

Commitments and Contingencies (Note 14)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 19,285,620 and 19,151,033 issued and 19,285,620 and 19,036,504 outstanding as of September 30, 2017 and March 31, 2017, respectively	19	19
Class B common stock, $0.001 par value, 50,000,000 authorized; 27,935,255 issued and outstanding as of September 30, 2017 and March 31, 2017	28	28
Additional paid-in-capital	61,174	61,845
Accumulated other comprehensive loss	—	(311)
Retained earnings	4,425	612
Less: Treasury stock, at cost, 114,529 shares of Class A common stock as of March 31, 2017	—	(2,151)
Total Hamilton Lane Incorporated stockholders’ equity	65,646	60,042
Non-controlling interests in general partnerships	8,861	9,901
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	28,828	16,684
Total equity	103,335	86,627
Total liabilities and equity	$271,178	$240,617
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Revenues
Management and advisory fees	$46,298	$46,681	$97,982	$84,264
Incentive fees	2,411	4,563	3,428	6,546
Total revenues	48,709	51,244	101,410	90,810
Expenses
Compensation and benefits	20,279	20,486	40,241	36,422
General, administrative and other	8,424	7,315	16,882	14,085
Total expenses	28,703	27,801	57,123	50,507
Other income (expense)
Equity in income of investees	4,252	3,831	10,171	5,797
Interest expense	(3,512)	(2,954)	(4,618)	(5,856)
Interest income	89	54	405	120
Other non-operating income (loss)	87	10	(19)	10
Total other income (expense)	916	941	5,939	71
Income before income taxes	20,922	24,384	50,226	40,374
Income tax expense (benefit)	2,688	26	6,380	(375)
Net income	18,234	24,358	43,846	40,749
Less: Income attributable to non-controlling interests in general partnerships	84	415	982	960
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	13,462	23,943	32,712	39,789
Net income attributable to Hamilton Lane Incorporated	$4,688	$—	$10,152	$—

Basic earnings per share of Class A common stock (1)	$0.26	—	$0.56	—
Diluted earnings per share of Class A common stock (1)	$0.26	—	$0.56	—
Dividends declared per share of Class A common stock (1)	$0.175	—	$0.35	—

(1)	There were no shares of Class A common stock outstanding prior to March 6, 2017, therefore no per-share information has been presented for any period prior to that date.
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income	$18,234	$24,358	$43,846	$40,749
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	—	(13)	—	(142)
Amounts reclassified to net income:
Realized loss on cash flow hedge	887	—	922	—
Total other comprehensive income (loss), net of tax	887	(13)	922	(142)
Comprehensive income	19,121	24,345	44,768	40,607
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	84	415	982	960
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,050	23,930	33,323	39,647
Total comprehensive income attributable to Hamilton Lane Incorporated	$4,987	$—	$10,463	$—
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non- Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2017	$19	$28	$61,845	$612	$(2,151)	$(311)	$9,901	$16,684	$86,627
Net income	—	—	—	10,152	—	—	982	32,712	43,846
Other comprehensive loss	—	—	—	—	—	311	—	611	922
Equity-based compensation	—	—	1,010	—	—	—	—	1,924	2,934
Retirement of treasury stock	—	—	(2,151)	—	2,151	—	—	—	—
Proceeds received from option exercises	—	—	108	—	—	—	—	205	313
Issuance of shares for acquisition	—	—	212	—	—	—	—	400	612
Repurchase of Class A shares for employee tax withholding	—	—	(234)	—	—	—	—	(446)	(680)
Deferred tax adjustment related to exercise of options and vesting of restricted stock	—	—	286	—	—	—	—	—	286
Dividends declared	—	—	—	(6,339)	—	—	—	—	(6,339)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	(2,022)	—	(2,022)
Member distributions	—	—	—	—	—	—	—	(23,164)	(23,164)
Equity reallocation between controlling and non-controlling interests	—	—	98	—	—	—	—	(98)	—
Balance at September 30, 2017	$19	$28	$61,174	$4,425	$—	$—	$8,861	$28,828	$103,335
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2017	2016
Operating activities:
Net income	$43,846	$40,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	910	973
Change in deferred income taxes	2,913	—
Change in payable to related parties pursuant to tax receivable agreement	(112)	—
Amortization of deferred financing costs	139	429
Write off of deferred financing costs	1,657	—
Equity-based compensation	2,988	2,337
Equity in income of investees	(10,171)	(5,797)
Proceeds received from investments	8,025	3,120
Other	1,028	—
Changes in operating assets and liabilities:
Fees receivable	(3,942)	(5,141)
Prepaid expenses	465	(85)
Due from related parties	588	(90)
Other assets	(831)	(4,199)
Accounts payable	(583)	(151)
Accrued compensation and benefits	17,122	14,173
Other liabilities	(1,251)	(1,581)
Net cash provided by operating activities	62,791	44,737
Investing activities:
Purchase of furniture, fixtures and equipment	$(719)	$(583)
Cash paid for acquisition of business	(5,414)	—
Distributions received from investments	7,151	5,615
Contributions to investments	(11,910)	(14,814)
Net cash (used in) investing activities	(10,892)	(9,782)
Financing activities:
Repayments of debt	$(86,100)	$(1,300)
Borrowings of debt, net of deferred financing costs	85,066	—
Contributions from non-controlling interest in general partnerships	213	453
Distributions to non-controlling interest in general partnerships	(2,235)	(1,708)
Sale of membership interests	—	4,668
Repurchase of Class A shares for employee tax withholding	(680)	—
Purchase of membership interests	—	(6,059)
Proceeds received from option exercises	313	879
Dividends paid	(6,339)	—
Members’ distributions	(25,549)	(42,261)
Net cash (used in) financing activities	(35,311)	(45,328)
Increase (decrease) in cash, cash equivalents, and restricted cash	16,588	(10,373)
Cash, cash equivalents, and restricted cash at beginning of the period	34,135	70,382
Cash, cash equivalents, and restricted cash at end of the period	$50,723	$60,009
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007. As of March 6, 2017, following its initial public offering (“IPO”) and related transactions (the “Reorganization”), the Company became a publicly-traded entity, and both the holding company for and sole managing member of Hamilton Lane Advisors, L.L.C. (“HLA”). Unless otherwise specified, “the Company” refers to the consolidated group of HLI and HLA and its subsidiaries throughout the remainder of these notes.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services, primarily to institutional investors, to design, build and manage private markets portfolios. HLA generates revenues primarily from management fees, by managing assets on behalf of customized separate accounts, specialized fund products and distribution management accounts, and advisory fees, by providing asset supervisory and reporting services. HLA sponsors the formation, and serves as the general partner or managing member, of various limited partnerships or limited liability companies consisting of specialized funds and certain single client separate account entities (“Partnerships”) that acquire interests in third-party managed investment funds that make private equity and equity-related investments. The Partnerships may also make direct co-investments, including investments in debt, equity, and other equity-based instruments. HLA, which includes certain subsidiaries that serve as the general partner or managing member of the Partnerships, may invest its own capital in the Partnerships and generally makes all investment and operating decisions for the Partnerships. HLA operates several wholly- or majority-owned entities through which it conducts its foreign operations.

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

•
HLI entered into an exchange agreement with the direct owners of HLA pursuant to which they will be entitled to exchange HLA units for shares of HLI’s Class A common stock on a one-for-one basis (the “Exchange Agreement”).

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

Subsequent to the IPO and Reorganization transactions, HLI is a holding company whose principal asset is a controlling equity interest in HLA. As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities and payable to related parties pursuant to a tax receivable agreement. As of September 30, 2017 and March 31, 2017, HLI held approximately 34.5% and 34.2%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur, the economic interest in HLA held by HLI will increase.

The Reorganization is considered a transaction between entities under common control.  As a result, the condensed consolidated financial statements for periods prior to the IPO and the Reorganization are the condensed consolidated financial statements of HLA as the predecessor to HLI for accounting and reporting purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of March 31, 2017.

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

The carrying amount of cash and cash equivalents, fees receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments.

Distributions and Dividends

Distributions and dividends are reflected in the condensed consolidated financial statements when declared. Distributions to members represent amounts paid to the non-controlling interest holders of HLA. All distributions received by HLI from HLA are eliminated in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. The new standards will be effective for the Company on April 1, 2018. The standard permits the use of either a full retrospective or modified retrospective approach. The Company currently recognizes incentive fee revenue when required return levels are met and all contingencies have been resolved. Under the new standard, the Company will recognize incentive fee revenue when it concludes that it is probable that a significant reversal in the cumulative amount of incentive fee revenue will not occur. The Company is continuing to assess the impact of adoption of the new standard on other revenue-related items, including evaluating the impact of certain revenue related costs, gross versus net reporting issues, as well as the additional disclosures required by the new standard.

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Payments” (ASU 2016-15). ASU 2016-15 clarifies cash flow classification of several discrete cash flows issues including debt prepayment costs and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt ASU 2016-15 on April 1, 2018 and the adoption will not have a material impact on its consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Investments

Investments consist of the following:

	September 30,	March 31,
	2017	2017
Equity method investments in Partnerships	$110,373	$103,141
Other equity method investments	958	661
Investments carried at cost	15,759	16,345
Total Investments	$127,090	$120,147

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company generally has a 1% interest in each of the Partnerships, although the Company has interests in certain Partnerships ranging from 0-7%. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $4,252 and $10,171 for the three and six months ended September 30, 2017, respectively, and $3,831 and $5,797 for the three and six months ended September 30, 2016, respectively.

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of September 30, 2017 and March 31, 2017, no individual equity method investment held by the Company met the significance criteria, and as a result,

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

the Company is not required to present separate financial statements for any of its equity method investments.

The Company’s investments carried at cost include other proprietary investments that are not consolidated, over which the Company does not exert significant influence and for which fair value is not readily determinable. The Company has determined in accordance with the applicable guidance that it is impracticable to estimate the fair value of the investments carried at cost due to limited information available. As of September 30, 2017 and March 31, 2017, the Company did not identify any significant events or changes in circumstances that have a significant adverse effect on the carrying value of these investments carried at cost.

4. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $17,643 and $19,653 as of September 30, 2017 and March 31, 2017, respectively, and are recorded in Investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of September 30, 2017 and March 31, 2017. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of September 30, 2017, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $12,024,533 and $4,633,997, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30,	March 31,
	2017	2017
Investments	$67,476	$60,597
Fees receivable	732	430
Due from related parties	454	1,742
Total VIE Assets	68,662	62,769
Deferred incentive fee revenue	45,166	45,166
Non-controlling interests	(8,861)	(9,901)
Maximum Exposure to Loss	$104,967	$98,034

5. Acquisition

On August 11, 2017, HLA acquired substantially all the assets of Real Asset Portfolio Management LLC (“RAPM”) for a total aggregate purchase price of approximately $6,026, of which $5,414 was paid in cash at closing, subject to a working capital adjustment, with the remainder settled in 27,240 shares of Class A common stock valued at approximately $612. An additional amount based upon an agreed upon multiple of earnings, which is currently estimated at approximately $3,485, could be payable to the principals of RAPM who are now employees of HLA if they remain employed by HLA through the expected payment date in October 2018. As the amount is contingent upon future employment, the amount will be recognized as compensation expense over the required performance period. The Company recorded approximately $2,948 of intangible assets related to the acquired investment management contracts, which assets will be amortized over eight years, and $2,874 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed were not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of RAPM were not material for the three and six months ended September 30, 2017, and pro forma information related to this acquisition is not included because the impact on the Company’s Condensed Consolidated Statements of Income is not considered to be material.

6. Debt

On August 23, 2017, HLA entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) and a Revolving Loan and Security Agreement (the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the “Loan Agreements”) with First Republic Bank (“First Republic”) for $75,000 and $10,450, respectively. After expenses, the net amount of cash received was $85,066 and was utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility. The previous unamortized deferred financing costs of $1,657 were written off and are included in interest expense in the Condensed Consolidated Statements of Income.

The Term Loan Agreement provides for a term loan facility in an aggregate principal amount of $75,000 and also contains an accordion feature that allows HLA to increase the commitment under the facility by up to $25,000 under certain conditions (the “Term Loan Facility”). Borrowings under the Term Loan Facility accrue interest at a floating per annum rate equal to the prime rate minus 1.25%, subject to a floor of 2.75%. The Term Loan Facility matures on November 1, 2024.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Revolving Loan Agreement provides for a revolving credit facility up to an aggregate principal amount of $25,000 (the “Revolving Loan Facility”). Borrowings under the Revolving Loan Facility accrue interest at a floating per annum rate equal to the prime rate minus 1.50%, subject to a floor of 2.50%. The Revolving Loan Facility matures on August 21, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA, as defined in the Term Loan Agreement, less dividend distributions on a trailing six-month basis of $12,500 or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all of the assets of HLA.

The fair value of the outstanding balance of the Term Loan at September 30, 2017 and predecessor credit facility at March 31, 2017 approximated par value based on then-current market rates for similar debt instruments and is classified as Level II within the fair value hierarchy.

In July 2015, the Company purchased interest rate caps through June 30, 2020 to limit exposure to fluctuations in LIBOR above 2.5% on a portion of the Company’s predecessor credit facility. In October 2016, the Company de-designated its remaining interest rate caps as cash flow hedges and discontinued hedge accounting. In August 2017, in connection with the payoff of the predecessor credit facility with the proceeds from the Loan Agreements, which accrue interest indexed to the prime rate, the amount accumulated in other comprehensive income (loss) was reclassified into earnings through interest expense in the Condensed Consolidated Statements of Income because the cash flows of future interest payments indexed to LIBOR will no longer occur. The changes in the fair value of these interest rate caps are recorded in other non-operating income in the Condensed Consolidated Statements of Income. The fair value of the interest rate caps was $63 and $194 as of September 30, 2017 and March 31, 2017, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. The fair value of the interest rate caps is determined utilizing quoted prices in active markets for the same or similar instruments and is classified as Level II within the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2017:

	Class A Common Stock	Class B Common Stock
March 31, 2017	19,036,504	27,935,255
Restricted stock granted	40,427	—
Shares issued due to option exercise, net	200,244	—
Shares issued in connection with RAPM acquisition	27,240	—
Shares repurchased for employee tax withholdings	(744)	—
Forfeitures of restricted stock	(18,051)	—
September 30, 2017	19,285,620	27,935,255

During the six months ended September 30, 2017, the Company retired 114,529 shares of Class A common stock held as treasury stock (that were outstanding as of March 31, 2017) at a total cost of $2,151 and 33,995 shares of Class A common stock at a total cost of $680, which were purchased from employees to meet statutory tax withholding requirements.

8. Equity-Based Compensation

Summary of Option Activity

A summary of option activity for the six months ended September 30, 2017 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding at March 31, 2017	233,495	$1.34
Options exercised	(233,495)	$1.34
Options outstanding at September 30, 2017	—	$—

The intrinsic value of options exercised during the six months ended September 30, 2017 was $4,350.

Restricted Stock

A summary of restricted stock activity for the six months ended September 30, 2017 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2017	1,138,521	$14.49
Granted	40,427	$19.28
Vested	(1,792)	$13.95
Forfeited	(18,051)	$15.24
September 30, 2017	1,159,105	$14.65

As of September 30, 2017, total unrecognized compensation expense related to restricted stock was $13,728.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

9. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Base compensation and benefits	$17,677	$18,103	$35,969	$32,449
Incentive fee compensation	603	1,140	857	1,636
Equity-based compensation	1,572	1,243	2,988	2,337
Contingent compensation related to acquisition	427	—	427	—
Total compensation and benefits	$20,279	$20,486	$40,241	$36,422

10. Income Taxes

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

The Company’s effective tax rate was 12.8% and 12.7% for the three and six months ended September 30, 2017, respectively, and 0.1% and (0.9)% for the three and six months ended September 30, 2016, respectively. These rates were less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities, which are not subject to federal income tax at the HLA level.

The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.

As of September 30, 2017, the Company had no unrecognized tax positions.

Tax Receivable Agreement

HLI’s purchase of HLA Class A units in connection with the IPO, and the subsequent and future exchanges by holders of HLA units for shares of HLI’s Class A common stock pursuant to the Exchange Agreement, are expected to result in increases in HLI’s share of the tax basis of the tangible and intangible assets of HLA. This will increase the tax depreciation and amortization deductions that otherwise would not have been available to HLI. These increases in tax basis and tax depreciation and amortization deductions are

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

expected to reduce the amount of cash taxes that HLI would otherwise be required to pay in the future. On March 6, 2017, HLI entered into a tax receivable agreement (“TRA”) with the other members of HLA that requires HLI to pay exchanging HLA unitholders (the “TRA Recipients”) 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that HLI actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA. The payable to related parties pursuant to the tax receivable agreement decreased to $10,622 as of September 30, 2017 from $10,734 as of March 31, 2017, due to changes in the estimated tax benefits expected to be realized from HLI’s purchase of HLA Class A units in connection with the IPO. No amounts were paid to TRA Recipients during the six months ended September 30, 2017.

11. Earnings per Share

There were no shares of Class A common stock outstanding during the three and six months ended September 30, 2016. Therefore, no earnings per share information has been presented for that period.

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to HLI, and therefore, are not participating securities. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included. Shares of the Company’s Class B common stock are, however, considered potentially dilutive to the Class A common stock because each share of Class B common stock, together with a corresponding Class B unit, is exchangeable for a share of Class A common stock on a one-for-one basis.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$4,688	18,113,781	$0.26	$10,152	18,049,146	$0.56
Adjustment to net income:
Assumed exercise and vesting of employee awards	89			187
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		533,085			510,437
Diluted EPS of Class A common stock	$4,777	18,646,866	$0.26	$10,339	18,559,583	$0.56

The calculations of diluted earnings per share exclude 34,438,669 outstanding Class B and C Units of HLA, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

12. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and incentive fees from Partnerships of $27,852 and $61,317 for the three and six months ended September 30, 2017, respectively, and $34,259 and $56,705 for the three and six months ended September 30, 2016, respectively.

The Company has a service agreement with a joint venture pursuant to which it had expenses of $1,047 and $1,363 for the three and six months ended September 30, 2017, respectively, which are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $345 as of September 30, 2017, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

Due from related parties in the Condensed Consolidated Balance Sheets consists primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses for which the Company is subsequently reimbursed and refundable tax distributions made to members.

Fees receivable from the Partnerships were $2,080 and $918 as of September 30, 2017 and March 31, 2017, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

13. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2017	2016
Non-cash investing activities:
Shares issued for acquisition of business	$612	$—

14. Commitments and Contingencies

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

Incentive Fees

In connection with carried interest from the Partnerships, the Company only recognizes its allocable share of the Partnerships’ earnings to the extent that this income is not subject to continuing contingencies. Carried Interest allocated to the Company from the Partnerships that is subject to continuing contingencies is not recognized in the accompanying Condensed Consolidated Balance Sheets. The Partnerships have allocated Carried Interest still subject to contingencies in the amounts of $300,359 and $236,857 at September 30, 2017 and March 31, 2017, respectively, of which $45,166 and $45,166 at September 30, 2017 and March 31, 2017, respectively, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized Carried Interest, a total of $64,724 and $48,849 as of September 30, 2017 and March 31, 2017, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $78,734 and $76,908 as of September 30, 2017 and March 31, 2017, respectively.

15. Management and Advisory Fees

The following presents management and advisory fee revenues by product offering:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Customized separate accounts	$19,609	$17,464	$38,393	$34,968
Specialized funds	19,244	22,531	44,450	36,283
Advisory and reporting	6,829	5,892	13,479	11,659
Distribution management	616	794	1,660	1,354
Total management and advisory fees	$46,298	$46,681	$97,982	$84,264

16. Subsequent Events

On November 7, 2017, the Company declared a quarterly dividend of $0.175 per share of Class A common stock to record holders at the close of business on December 15, 2017. The payment date will be January 5, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K for a more complete understanding of our financial position and results of operations. The historical consolidated financial data discussed below reflect the historical results of operations and financial condition of HLA prior to our IPO in February 2017. The consolidated financial statements of HLA, our predecessor for accounting purposes, are our historical financial statements for this Form 10-Q.
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
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $38 billion of our assets under management (“AUM”) as of September 30, 2017.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $9 billion of our AUM as of September 30, 2017.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $357 billion of assets under advisement (“AUA”) as of September 30, 2017.

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

Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Europe, the Middle East, Asia, Australia and Latin America. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Recent Transactions
New Term Loan and Revolving Credit Facility

On August 23, 2017, we entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) and a Revolving Loan and Security Agreement (the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the “Loan Agreements”) with First Republic Bank (“First Republic”) for $75.0 million and $10.5 million, respectively. After expenses, the net amount of cash received was $85.1 million and was utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility.

Acquisition

On August 11, 2017, we acquired substantially all of the assets of Real Asset Portfolio Management LLC (“RAPM”), headquartered in Portland, Oregon, for a total aggregate purchase price of approximately $6.0 million, of which $5.4 million was paid in cash at closing, subject to a working capital adjustment, with the remainder settled in 27,240 shares of Class A common stock valued at approximately $0.6 million. An additional amount of up to approximately $3.5 million related to compensation is payable to the principals of RAPM who are now employees and is contingent upon those individuals remaining employed through the expected payment date in October 2018.

Reorganization and Initial Public Offering

On March 6, 2017, we completed an initial public offering (“IPO”) pursuant to which we sold an aggregate of 13,656,250 shares of Class A common stock at a public offering price of $16.00 per share, receiving $203.2 million in net proceeds. We used $37.2 million of the net proceeds from our IPO to purchase membership units in Hamilton Lane Advisors, L.L.C. (“HLA”) from certain of its existing owners. We used $160.0 million of the net proceeds from the IPO to repay principal on our then-current credit facility and the remaining $6.0 million for IPO transaction expenses and general corporate purposes.

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

•
the limited liability company agreement of HLA was amended and restated to, among other things, (i) appoint Hamilton Lane Incorporated (“HLI”) as the sole managing member of HLA and (ii) classify the interests that were acquired by HLI as Class A Units, the voting interests held by the continuing members of HLA as Class B Units and the non-voting interests held by the continuing members of HLA as Class C Units;

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
Interest expense includes interest paid and accrued on our Term Loan Agreement and Revolving Loan Agreement and our predecessor senior secured credit facility, amortization of deferred financing costs and original issue discount, the write-down of deferred financing costs and the reclassification of unrealized loss on interest rate caps to realized loss.
Interest income is income earned on cash and cash equivalents.
Other non-operating income (loss) consists primarily of gains and losses on certain investments, changes in liability under the tax receivable agreement and other non-recurring or non-cash items.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2017 and 2016. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Revenues
Management and advisory fees	$46,298	$46,681	$97,982	$84,264
Incentive fees	2,411	4,563	3,428	6,546
Total revenues	48,709	51,244	101,410	90,810
Expenses
Compensation and benefits	20,279	20,486	40,241	36,422
General, administrative and other	8,424	7,315	16,882	14,085
Total expenses	28,703	27,801	57,123	50,507
Other income (expense)
Equity in income of investees	4,252	3,831	10,171	5,797
Interest expense	(3,512)	(2,954)	(4,618)	(5,856)
Interest income	89	54	405	120
Other non-operating income (loss)	87	10	(19)	10
Total other income (expense)	916	941	5,939	71
Income before income taxes	20,922	24,384	50,226	40,374
Income tax expense (benefit)	2,688	26	6,380	(375)
Net income	18,234	24,358	43,846	40,749
Less: Income attributable to non-controlling interests in general partnerships	84	415	982	960
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	13,462	23,943	32,712	39,789
Net income attributable to Hamilton Lane Incorporated	$4,688	$—	$10,152	$—

Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Management and advisory fees
Customized separate accounts	$19,609	$17,464	$38,393	$34,968
Specialized funds	19,244	22,531	44,450	36,283
Advisory and reporting	6,829	5,892	13,479	11,659
Distribution management	616	794	1,660	1,354
Total management and advisory fees	46,298	46,681	97,982	84,264
Incentive fees	2,411	4,563	3,428	6,546
Total revenues	$48,709	$51,244	$101,410	$90,810

Three months ended September 30, 2017 compared to three months ended September 30, 2016
Total revenues decreased $2.5 million, or 5%, to $48.7 million, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to lower specialized funds revenue and incentive fees partially offset by an increase in customized separate accounts revenue.

Management and advisory fees decreased $0.4 million, or 1%, to $46.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. Specialized funds revenue decreased $3.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to $2.8 million in retroactive fees from our latest secondary fund in the prior year period and a $2.1 million one-time fee recovery from our latest primary fund product in the prior year period. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. The change in specialized funds revenue from retroactive fees was partially offset by $2.0 million in recurring revenue from our latest secondary fund, which added $0.8 billion in fee-earning AUM between periods. Customized separate accounts revenue increased $2.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Customized separate accounts revenue for the three months ended September 30, 2017 included $0.3 million from assets added in the RAPM acquisition. Advisory and reporting fees increased $0.9 million to $6.8 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to the addition of new accounts during the preceding 12 months. In addition, distribution management fees decreased $0.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to lower stock distribution activity and thus lower fees earned from this business.
Incentive fees decreased $2.2 million, or 47%, to $2.4 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to the receipt of carried interest from one of our primary funds in the prior year period, which included a partial return of the general partner catch-up.
Six months ended September 30, 2017 compared to six months ended September 30, 2016
Total revenues increased $10.6 million, or 12%, to $101.4 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, due primarily to higher specialized funds revenue.
Management and advisory fees increased $13.7 million, or 16%, to $98.0 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016. Specialized funds revenue increased $8.2 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, due primarily to a $7.8 million increase in revenues from our latest secondary fund, which added $0.5 billion in fee-earning AUM during the period and $0.8 billion in fee-earning AUM since September 30, 2016. Included in our latest secondary fund’s revenue for the period was $5.8 million in retroactive fees. Customized separate accounts revenue increased $3.4 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Customized separate accounts revenue for the six months ended September 30, 2017 included $0.3 million from assets added in the RAPM acquisition. Advisory and reporting fees increased

$1.8 million to $13.5 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, due primarily to $0.7 million in one-time reports and the addition of new accounts during the preceding 12 months. In addition, distribution management fees increased $0.3 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016 due to higher stock distribution activity and the related fees earned from this business.
Incentive fees decreased $3.1 million, or 48%, to $3.4 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, due primarily to the initial receipt of carried interest from one of our primary funds in the prior year period, which included a return of the general partner catch-up.
Expenses
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Total expenses increased $0.9 million, or 3%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 due to an increase in general, administrative and other expenses.
Compensation and benefits expenses decreased $0.2 million, or 1%, to $20.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to decreased incentive compensation and bonus expense. Base compensation decreased $0.4 million, or 2%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due primarily to decreased revenue, which generated a lower bonus expense. Incentive compensation decreased $0.5 million, or 47%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of the decrease in incentive fees. Equity-based compensation increased $0.3 million, or 26%, for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of the amortization of restricted equity awards from prior years. Contingent compensation related to acquisition was $0.4 million for the three months ended September 30, 2017 due to an earnout accrual related to the RAPM acquisition.
General, administrative and other expenses increased by $1.1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This change consisted primarily of a $1.2 million increase in consulting and professional fees, which included $1.0 million in fees related to our new joint venture, Private Market Connect, as well as increases in accounting, legal and recruiting fees.
Six months ended September 30, 2017 compared to six months ended September 30, 2016
Total expenses increased $6.6 million, or 13%, for the six months ended September 30, 2017 compared to the six months ended September 30, 2016 due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $3.8 million, or 10%, to $40.2 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, due primarily to higher base compensation. Base compensation increased $3.5 million, or 11%, for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Incentive compensation decreased $0.8 million, or 48%, for the six months ended September 30, 2017 compared to the six months ended September 30, 2016 as a result of the decrease in incentive fees. Equity-based compensation increased $0.7 million, or 28%, for the six months ended September 30, 2017 compared to the six months ended September 30, 2016 as a result of the amortization of restricted equity awards from prior years. Contingent compensation related to acquisition was $0.4 million for the six months ended September 30, 2017 due to an earnout accrual related to the RAPM acquisition.
General, administrative and other expenses increased by $2.8 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016. This change consisted primarily of a $2.5 million increase in consulting and professional fees, which included $1.4 million in fees related to our new joint venture, Private Market Connect, as well as increases in accounting, legal and recruiting fees.
Other Income (Expense)
The following shows the equity in income of investees included in other income (expense):

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Equity in income of investees
Primary funds	$201	$642	$1,052	$739
Direct/co-investment funds	1,746	1,567	4,838	2,867
Secondary funds	767	307	1,107	274
Customized separate accounts	1,756	1,315	3,514	1,917
Other equity method investments	(218)	—	(340)	—
Total equity in income of investees	$4,252	$3,831	$10,171	$5,797
Three months ended September 30, 2017 compared to three months ended September 30, 2016
Other income (expense) was flat at $0.9 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Interest expense increased $0.6 million to $3.5 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to a $1.7 million write-off of deferred financing costs and a $0.9 million reclassification of an unrealized loss on interest rate caps to a realized loss as part of the payoff of our predecessor credit facility during the quarter.
Equity in income of investees increased $0.4 million to $4.3 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016. This included a $0.5 million increase in gains from our secondary funds and a $0.4 million increase in gains from our customized separate accounts, partially offset by a $0.4 million decrease in gains from our primary funds.
Six months ended September 30, 2017 compared to six months ended September 30, 2016
Other income (expense) increased $5.9 million to $5.9 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, due primarily to an increase in gains from our investments and a decrease in interest expense.
Interest expense decreased $1.2 million to $4.6 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, due to a $162.0 million reduction in our debt balance between periods driven by the $160.0 million paydown from proceeds of our IPO. Included in the $4.6 million in interest expense for the six months ended September 30, 2017 is a $1.7 million write-off of deferred financing costs and a $0.9 million reclassification of an unrealized loss on interest rate caps to a realized loss as part of the payoff of our predecessor credit facility during the period.

Equity in income of investees increased $4.4 million to $10.2 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016. This included a $2.0 million increase in gains from our direct/co-investment funds, a $1.6 million increase in gains from our customized separate accounts and a $0.8 million increase in gains from our secondary funds.
Interest income increased by $0.3 million for the six months ended September 30, 2017 compared to the six months ended September 30, 2016, due primarily to late closing interest received from one of our funds.
Income Tax Expense
Income tax expense reflects U.S. federal and applicable state income taxes with respect to our allocable share of any taxable income from HLA subsequent to the Reorganization and foreign income taxes attributable to operations in foreign jurisdictions.
Our effective tax rate was 12.8% and 12.7% for the three and six months ended September 30, 2017, respectively, and 0.1% and (0.9)% for the three and six months ended September 30, 2016, respectively. The increase in the effective income tax rate for the three and six months ended September 30, 2017 was due primarily to U.S. federal and state corporate income tax expense related to HLI’s allocable share of taxable income from HLA.
Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2017			2017
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$18,186	$9,437	$27,623	$18,028	$8,793	$26,821
Contributions (1)	1,295	97	1,392	2,291	856	3,147
Distributions (2)	(229)	(98)	(327)	(982)	(211)	(1,193)
Foreign exchange, market value and other (3)	469	3	472	384	1	385
Balance, end of period	$19,721	$9,439	$29,160	$19,721	$9,439	$29,160

(1)
Contributions represent (i) new commitments from customized separate accounts and specialized funds that earn fees on a committed capital fee base and (ii) capital contributions to underlying investments from customized separate accounts and specialized funds that earn fees on a net invested capital or NAV fee base.

(2)
Distributions represent (i) returns of capital in customized separate accounts and specialized funds that earn fees on a net invested capital or NAV fee base, (ii) reductions in fee-earning AUM from separate accounts and specialized funds that moved from a committed capital to net invested capital fee base and (iii) reductions in fee-earning AUM from customized separate accounts and specialized funds that are no longer earning fees.

(3)
Foreign exchange, market value and other consists primarily of (i) the impact of foreign exchange rate fluctuations for customized separate accounts and specialized funds that earn fees on non-U.S. dollar denominated commitments, (ii) market value appreciation (depreciation) from customized separate accounts that earn fees on a NAV fee base and (iii) the addition of assets from the RAPM acquisition.

Three months ended September 30, 2017
Fee-earning AUM increased $1.5 billion, or 6%, to $29.2 billion during the three months ended September 30, 2017, due primarily to new customized separate accounts commitments.
Customized separate accounts fee-earning AUM increased $1.5 billion, or 8%, to $19.7 billion for the three months ended September 30, 2017. Customized separate accounts contributions were $1.3 billion for three months ended September 30, 2017, due to new allocations from existing clients and new clients. Distributions were $0.2 billion for the three months ended September 30, 2017 due to returns of capital in accounts earning fees on a net invested capital or NAV fee base. Included in foreign exchange, market value and other for the three months ended September 30, 2017 is a $0.4 billion increase in fee-earning AUM from the RAPM acquisition.
Specialized funds fee-earning AUM was flat at $9.4 billion for the three months ended September 30, 2017. Specialized fund contributions were $0.1 billion for the three months ended September 30, 2017, due primarily to contributions on existing funds. Distributions were $0.1 billion for the three months ended September 30, 2017, due primarily to returns of capital in funds earning fees on a net invested capital fee base.
Six Months Ended September 30, 2017
Fee-earning AUM increased $2.3 billion, or 9%, to $29.2 billion during the six months ended September 30, 2017, due primarily to new specialized funds and customized separate accounts commitments.
Customized separate accounts fee-earning AUM increased $1.7 billion, or 9%, to $19.7 billion for the six months ended September 30, 2017. Customized separate accounts contributions were $2.3 billion for the six months ended September 30, 2017, due to new allocations from existing clients and new clients. Distributions were $1.0 billion for the six months ended September 30, 2017 due to $0.2 billion from accounts reaching the end of their account term, $0.2 billion from a client moving to an advisory relationship, $0.2 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired and $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base. Included in foreign exchange, market value and other for the six months ended September 30, 2017 is a $0.4 billion increase in fee-earning AUM from the RAPM acquisition.
Specialized funds fee-earning AUM increased $0.6 billion, or 7%, to $9.4 billion during the six months ended September 30, 2017. Specialized fund contributions were $0.9 billion during the six months ended September 30, 2017, due primarily to $0.5 billion in new commitments to our latest secondary fund during the period. Distributions were $0.2 billion for the six months ended September 30, 2017, due primarily to returns of capital in funds earning fees on a net invested capital fee base.

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
Adjusted EBITDA
Adjusted EBITDA is our primary internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our Loan Agreements and predecessor credit facility, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) non-operating income (loss) and (f) certain other significant items that we believe are not indicative of our core performance.
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight our earnings from recurring management fees. FRE represents net income excluding (a) incentive fees and related compensation, (b) interest income and expense, (c) income tax expense, (d) equity in income of investees and (e) other non-operating income. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.

The following table shows a reconciliation of net income attributable to HLI to Fee Related Earnings and Adjusted EBITDA for the three and six months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2017	2016	2017	2016
Net income attributable to Hamilton Lane Incorporated (1)	$4,688	$—	$10,152	$—
Income attributable to non-controlling interests in general partnerships	84	415	982	960
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	13,462	23,943	32,712	39,789
Incentive fees	(2,411)	(4,563)	(3,428)	(6,546)
Incentive fee related compensation (2)	1,183	2,238	1,682	3,212
Interest income	(89)	(54)	(405)	(120)
Interest expense	3,512	2,954	4,618	5,856
Income tax expense (benefit)	2,688	26	6,380	(375)
Equity in income of investees	(4,252)	(3,831)	(10,171)	(5,797)
Contingent compensation related to acquisition	427	—	427	—
Other non-operating (income) loss	(87)	(10)	19	(10)
Fee Related Earnings	$19,205	$21,118	$42,968	$36,969
Depreciation and amortization	473	486	910	973
Equity-based compensation	1,572	1,243	2,988	2,337
Incentive fees	2,411	4,563	3,428	6,546
Incentive fee related compensation (2)	(1,183)	(2,238)	(1,682)	(3,212)
Interest income	89	54	405	120
Adjusted EBITDA	$22,567	$25,226	$49,017	$43,733

(1)	Prior to our IPO, HLI was a wholly-owned subsidiary of HLA with no operations or assets.

(2)	Incentive fee related compensation includes incentive fee compensation expense and bonus and other revenue sharing allocated to carried interest classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate. We believe non-GAAP earnings per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to HLI and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding. The three and six months ended September 30, 2016 are not presented below as there were no comparable diluted earnings per share of Class A common stock in those periods.

	Three Months Ended September 30,	Six Months Ended September 30,
	2017	2017

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$4,688	$10,152
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	13,462	32,712
Income tax expense	2,688	6,380
Write-off of deferred financing costs (1)	2,544	2,544
Contingent compensation related to acquisition	427	427
Adjusted pre-tax net income	23,809	52,215
Adjusted income taxes (2)	(9,304)	(20,735)
Adjusted net income	$14,505	$31,480

Weighted-average shares of Class A common stock outstanding - diluted	18,646,866	18,559,583
Exchange of Class B and Class C units in HLA (3)	34,438,669	34,438,669
Adjusted shares	53,085,535	52,998,252

Non-GAAP earnings per share	$0.27	$0.59

(1)	Represents write-off of debt issuance costs and realized loss on interest rate caps related to the payoff of our predecessor credit facility during the period.

(2)
Represents corporate income taxes at our estimated statutory tax rate of 39.71% for the six month period ended September 30, 2017 applied to adjusted pre-tax net income. The 39.71% is based on a federal tax statutory rate of 35.00% and a combined state income tax rate net of federal benefits of 4.71%. The three month period ended September 30, 2017 includes an adjustment for the difference between the 40.24% estimated statutory tax rate used for the three month period ended June 30, 2017 and the 39.71% estimated statutory tax rate used for the six month period ended September 30, 2017.

(3)	Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through June 30, 2017 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	271 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,117 bps
PEF V	2003	135	127	1.7	15.2%	959 bps	1,016 bps
PEF VI	2007	494	431	1.6	13.1%	256 bps	538 bps
PEF VII	2010	262	68	1.6	20.2%	452 bps	833 bps
PEF VIII	2012	427	—	—	—	—	—
PEF IX	2015	462	2	1.6	89.8%	7,311 bps	7,677 bps
Secondaries
Pre-Fund	—	—	363	1.5	17.1%	1,322 bps	1,129 bps
Secondary Fund I	2005	360	353	1.3	5.6%	146 bps	325 bps
Secondary Fund II	2008	591	507	1.6	23.0%	795 bps	1,148 bps
Secondary Fund III	2012	909	168	1.8	33.2%	1,714 bps	2,139 bps
Secondary Fund IV	2016	1,917	—	—	—	—	—
Co-investments
Pre-Fund	—	—	239	2.0	21.7%	1,716 bps	1,610 bps
Co-Investment Fund	2005	604	342	1.5	6.5%	75 bps	257 bps
Co-Investment Fund II	2008	1,195	654	2.4	21.9%	993 bps	1,320 bps
Co-Investment Fund III	2014	1,243	15	5.0	136.9%	12,944 bps	13,475 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	17	1.3	28.8%	1,738 bps	2,264 bps
Strat Opps 2016	2016	214	22	1.2	68.6%	5,355 bps	5,977 bps
Strat Opps 2017	2017	435	—	—	—	—	—

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	271 bps	(31) bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,117 bps	654 bps
PEF V	2003	135	132	1.7	1.6	14.7%	10.0%	886 bps	407 bps	941 bps	456 bps
PEF VI	2007	494	505	1.6	1.6	12.4%	9.6%	155 bps	(83) bps	439 bps	196 bps
PEF VII	2010	262	267	1.4	1.4	14.7%	10.2%	80 bps	(376) bps	430 bps	(35) bps
PEF VIII	2012	427	290	1.2	1.1	11.9%	7.5%	13 bps	(446) bps	275 bps	(193) bps
PEF IX	2015	462	217	1.2	1.1	20.3%	19.5%	535 bps	286 bps	644 bps	318 bps
Secondaries
Pre-Fund	—	—	363	1.5	N/A	17.1%	N/A	1,322 bps	N/A	1,129 bps	N/A
Secondary Fund I	2005	360	353	1.3	1.2	5.6%	4.0%	146 bps	(38) bps	325 bps	131 bps
Secondary Fund II	2008	591	569	1.6	1.5	20.7%	14.8%	539 bps	(61) bps	893 bps	282 bps
Secondary Fund III	2012	909	792	1.4	1.3	20.7%	16.9%	798 bps	384 bps	1,140 bps	728 bps
Secondary Fund IV	2016	1,917	374	1.3	2.0	45.6%	>100%	2,811 bps	12,067 bps	2,733 bps	11,997 bps
Co-investments
Pre-Fund	—	—	244	2.0	N/A	21.4%	N/A	1,652 bps	N/A	1,555 bps	N/A
Co-Investment Fund	2005	604	578	1.1	1.0	1.7%	0.3%	(430) bps	(600) bps	(230) bps	(405) bps
Co-Investment Fund II	2008	1,195	1,109	2.1	1.8	20.6%	16.7%	842 bps	433 bps	1,166 bps	753 bps
Co-Investment Fund III	2014	1,243	975	1.3	1.2	24.4%	18.6%	1,160 bps	595 bps	1,356 bps	755 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. ML HY II PME	Net Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.2	1.2	17.1%	13.4%	613 bps	244 bps	1,086 bps	710 bps
Strat Opps 2016	2016	214	203	1.1	1.1	19.4%	17.3%	768 bps	569 bps	1,295 bps	1,131 bps
Strat Opps 2017	2017	435	71	1.0	1.0	9.1%	4.7%	224 bps	(618) bps	654 bps	109 bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2017. The returns are net of management fees, carried interest and expenses charged by the underlying fund managers, but do not include our management fees, carried interest or expenses. Our IRR would decrease with the inclusion of our management fees, carried interest and expenses.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making distributions to holders of HLA units and dividend payments to our stockholders; and (5) borrowings, interest payments and repayments under our predecessor credit facility and Loan Agreements. As of September 30, 2017 and March 31, 2017, our cash and cash equivalents, including investments in money market funds, were $48.9 million and $32.3 million, respectively.
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

We previously utilized a $260.0 million term loan credit facility with Morgan Stanley Senior Funding, Inc. as administrative agent, which was executed in July 2015 and subsequently amended effective as of November 7, 2016. Loans under this predecessor credit facility bore interest at our option of either LIBOR subject to a floor of 0.75% plus 3.50% per annum, or base rate subject to a floor of 1.75% plus 2.50% per annum. This facility was guaranteed by all of our direct and indirect subsidiaries, with certain exceptions, and was secured by pledges of our and our guarantor subsidiaries’ personal property assets and material real property. The credit agreement governing the facility contained financial and operating covenants. We made quarterly amortization payments of principal and interest and were permitted to make voluntary prepayments. We used a portion of the proceeds of the IPO to make a voluntary principal prepayment of $160.0 million in March 2017. The outstanding balance of $85.5 million under the predecessor credit facility was refinanced by entry into the Term Loan Agreement and Revolving Loan Agreement described below. As of August 23, 2017, the predecessor term loan credit facility was paid off and terminated.

Term Loan and Revolving Credit Facility
In August 2017, we entered into the Term Loan Agreement and the Revolving Loan Agreement with First Republic Bank. Proceeds from the Loan Agreements were utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility.

The Term Loan Agreement provides for a term loan facility in an aggregate principal amount of $75.0 million and also contains an accordion feature that allows HLA to increase the commitment under the facility by up to $25.0 million under certain conditions (the “Term Loan Facility”). Borrowings under the Term Loan Facility accrue interest at a floating per annum rate equal to the greater of (i) the prime rate minus 1.25% and (ii) 2.75%. The Term Loan Facility matures on November 1, 2024.

The Revolving Loan Agreement provides for a revolving credit facility up to an aggregate principal amount of $25.0 million (the “Revolving Loan Facility”). The Revolving Loan Facility is for working capital and general corporate purposes. Borrowings under the Revolving Loan Facility accrue interest at a floating per annum rate equal to the greater of (i) the prime rate minus 1.50% and (ii) 2.50%. The Revolving Loan Facility matures on August 21, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing.

As of September 30, 2017 and March 31, 2017, the principal amount of debt outstanding equaled $85.5 million and $86.1 million, respectively. The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA.
Future Sources and Uses of Liquidity
We generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents and our ability to obtain future external financing.

We expect that our primary current and long-term liquidity needs will comprise cash to (1) provide capital to facilitate the growth of our business, (2) fund commitments to our investments, (3) pay operating expenses, including cash compensation to our employees, (4) make payments under the tax receivable agreement, (5) fund capital expenditures, (6) pay interest and principal due on our Loan Agreements, (7) pay income taxes, and (8) make distributions and dividend payments to our stockholders and holders of HLA units in accordance with our distribution policy.
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2017 and March 31, 2017, we were required to maintain approximately $1.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
Cash Flows
Six Months Ended September 30, 2017 and 2016

	Six Months Ended September 30,
($ in thousands)	2017	2016
Net cash provided by operating activities	$62,791	$44,737
Net cash (used in) investing activities	(10,892)	(9,782)
Net cash (used in) financing activities	(35,311)	(45,328)
Increase (decrease) in cash, cash equivalents and restricted cash	$16,588	$(10,373)
Operating Activities
Net cash provided by operating activities was $62.8 million and $44.7 million during the six months ended September 30, 2017 and 2016, respectively. These operating cash flows were driven primarily by:

•	net income of $43.8 million and $40.7 million during the six months ended September 30, 2017 and 2016, respectively, and changes in operating assets and liabilities; and

•
proceeds received from investments of $8.0 million and $3.1 million during the six months ended September 30, 2017 and 2016, respectively, which represent a return on investment from specialized funds and certain customized separate accounts.

Investing Activities
Our net cash flow (used in) investing activities was ($10.9) million and ($9.8) million during the six months ended September 30, 2017 and 2016, respectively. These amounts were driven primarily by:

•	net contributions to investments of ($4.8) million and ($9.2) million during the six months ended September 30, 2017 and 2016, respectively;

•	the cash purchase amount of ($5.4) million for the RAPM acquisition during the six months ended September 30, 2017; and

•
purchases of furniture, fixtures and equipment consisting primarily of computers and equipment of ($0.7) million and ($0.6) million during the six months ended September 30, 2017 and 2016, respectively.

Financing Activities
Our net cash flow (used in) financing activities was ($35.3) million and ($45.3) million during the six months ended September 30, 2017 and 2016, respectively. Cash used in financing activities was attributable primarily to:

•	debt issuance under the Loan Agreements net of deferred financing fees of $85.1 million during the six months ended September 30, 2017;

•	debt repayments of ($86.1) million and ($1.3) million during the six months ended September 30, 2017 and 2016, respectively;

•	distributions to non-controlling interest in general partnerships of ($2.2) million and ($1.7) million during the six months ended September 30, 2017 and 2016, respectively;

•
purchases of shares of Class A common stock for tax withholdings of ($0.7) million during the six months ended September 30, 2017 and purchases of membership interests of ($6.1) million during the six months ended September 30, 2016;

•	sales of membership interests of $4.7 million during the six months ended September 30, 2016;

•	dividends paid of ($6.3) million during the six months ended September 30, 2017; and

•	distributions to HLA members of ($25.5) million and ($42.3) million during the six months ended September 30, 2017 and 2016, respectively.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in our 2017 Form 10-K.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of September 30, 2017, aggregated by type.

	Contractual Obligations, Commitments and Contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$19,885	$4,888	$9,345	$4,782	$870
Debt obligations payable (1)	85,450	12,325	11,250	26,250	35,625
Interest on debt obligations payable (2)	11,099	2,529	4,183	2,998	1,389
Capital commitments to our investments (3)	78,734	78,734	—	—	—
Total	$195,168	$98,476	$24,778	$34,030	$37,884

(1)	Represents scheduled debt obligation payments under our Loan Agreements.

(2)
Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 3.00% on our Term Loan Agreement and 2.75% on our Revolving Loan Agreement in effect as of September 30, 2017.

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

•
Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $45.2 million of deferred incentive fee revenue on our balance sheet as of September 30, 2017. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback. In order for any amount of our deferred incentive fee revenue to have been subject to clawback, the NAV across our funds as of September 30, 2017 would have needed to decline by over 50%.
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
Interest Rate Risk
 As of September 30, 2017, we had $85.5 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 3.00% as of September 30, 2017. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.50%, was 2.75% as of September 30, 2017.
Based on the floating rate component of our Loan Agreements payable as of September 30, 2017, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.9 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at September 30, 2017 due to the existence of a previously reported material weakness in our internal control over financial reporting related to our calculation of deferred taxes and amounts payable under the tax receivable agreement we entered into in connection with our IPO. The material weakness was identified and discussed in Part II, Item 9A of our 2017 Form 10-K.
Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
We are continuing our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended September 30, 2017:

•	We continued to implement procedures intended to ensure that future calculations are performed correctly.

•	We are establishing additional monitoring and oversight controls designed to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we took considerable action to remediate the material weakness, such remediation has not been fully evidenced. Accordingly, we continue to test our controls implemented in the first quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2018.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

44

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities

On August 11, 2017, HLA acquired substantially all of the assets of Real Asset Portfolio Management LLC (“RAPM”). As partial consideration for the acquisition, we issued to the two principals of RAPM an aggregate of 27,240 shares of our Class A common stock valued at an aggregate of $611,538. This issuance did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2017	—	$—	—	—
August 1-31, 2017	744	$22.51	—	—
September 1-30, 2017	—	$—	—	—
Total	744	$22.51
(1) Includes shares of Class A common stock tendered by an employee as payment of taxes withheld on the vesting of restricted stock granted under HLI’s 2017 Equity Incentive Plan.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1*	Term Loan and Security Agreement dated August 23, 2017 by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	8/25/17	001-38021
10.2*	Revolving Loan and Security Agreement dated August 23, 2017 by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	8/25/17	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley					*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley					*
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*
101.LAB	XBRL Taxonomy Extension Label Linkbase					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase					*

* Confidential treatment has been granted for portions of this exhibit.
‡ Furnished herewith.

46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2017.

HAMILTON LANE INCORPORATED

By:	/s/ Randy M. Stilman
Name: Randy M. Stilman
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller