Form 10-Q
period 2017-12-31
Hamilton Lane INC
filed 2018-02-09
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
or
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 5, 2018, there were 19,281,837 shares of the registrant’s Class A common stock, par value $0.001, and 27,935,255 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes certain information regarding the historical performance of our specialized funds and customized separate accounts. An investment in shares of our Class A common stock is not an investment in our specialized funds or customized separate accounts. In considering the performance information relating to our specialized funds and customized separate accounts contained herein, current and prospective Class A common stockholders should bear in mind that the performance of our specialized funds and customized separate accounts is not indicative of the possible performance of shares of our Class A common stock and is also not necessarily indicative of the future results of our specialized funds or customized separate accounts, even if fund investments were in fact liquidated on the dates indicated, and there can be no assurance that our specialized funds or customized separate accounts will continue to achieve, or that future specialized funds and customized separate accounts will achieve, comparable results.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2017	2017
Assets
Cash and cash equivalents	$68,677	$32,286
Restricted cash	1,787	1,849
Fees receivable	13,287	12,113
Prepaid expenses	1,584	2,593
Due from related parties	4,275	3,313
Furniture, fixtures and equipment, net	4,061	4,063
Investments	130,765	120,147
Deferred income taxes	39,766	61,223
Other assets	8,844	3,030
Total assets	$273,046	$240,617
Liabilities and Equity
Accounts payable	$1,080	$1,366
Accrued compensation and benefits	28,051	3,417
Deferred incentive fee revenue	31,422	45,166
Debt	84,617	84,310
Accrued members’ distributions	4,520	2,385
Dividends payable	3,172	—
Payable to related parties pursuant to tax receivable agreement	6,436	10,734
Other liabilities	5,730	6,612
Total liabilities	165,028	153,990

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 19,287,882 and 19,151,033 issued and 19,287,882 and 19,036,504 outstanding as of December 31, 2017 and March 31, 2017, respectively	19	19
Class B common stock, $0.001 par value, 50,000,000 authorized; 27,935,255 issued and outstanding as of December 31, 2017 and March 31, 2017	28	28
Additional paid-in-capital	62,853	61,845
Accumulated other comprehensive loss	—	(311)
(Accumulated deficit) retained earnings	(5,057)	612
Less: Treasury stock, at cost, 114,529 shares of Class A common stock as of March 31, 2017	—	(2,151)
Total Hamilton Lane Incorporated stockholders’ equity	57,843	60,042
Non-controlling interests in general partnerships	8,363	9,901
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	41,812	16,684
Total equity	108,018	86,627
Total liabilities and equity	$273,046	$240,617
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Revenues
Management and advisory fees	$48,344	$42,009	$146,326	$126,273
Incentive fees	16,670	322	20,098	6,868
Total revenues	65,014	42,331	166,424	133,141
Expenses
Compensation and benefits	20,006	16,739	60,247	53,161
General, administrative and other	10,704	8,840	27,586	22,925
Total expenses	30,710	25,579	87,833	76,086
Other income (expense)
Equity in income of investees	2,895	3,085	13,066	8,882
Interest expense	(664)	(2,924)	(5,282)	(8,780)
Interest income	67	39	472	159
Other non-operating income	4,188	222	4,169	232
Total other income	6,486	422	12,425	493
Income before income taxes	40,790	17,174	91,016	57,548
Income tax expense (benefit)	22,957	111	29,337	(264)
Net income	17,833	17,063	61,679	57,812
Less: Income attributable to non-controlling interests in general partnerships	768	64	1,750	1,024
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,374	16,999	56,086	56,788
Net (loss) income attributable to Hamilton Lane Incorporated	$(6,309)	$—	$3,843	$—

Basic (loss) earnings per share of Class A common stock (1)	$(0.35)	—	$0.21	—
Diluted (loss) earnings per share of Class A common stock (1)	$(0.35)	—	$0.21	—
Dividends declared per share of Class A common stock (1)	$0.175	—	$0.525	—

(1)	There were no shares of Class A common stock outstanding prior to March 6, 2017, therefore no per-share information has been presented for any period prior to that date.
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net income	$17,833	$17,063	$61,679	$57,812
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	—	—	—	(142)
Amounts reclassified to net income:
Realized loss on cash flow hedge	—	2	922	2
Total other comprehensive income (loss), net of tax	—	2	922	(140)
Comprehensive income	17,833	17,065	62,601	57,672
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	768	64	1,750	1,024
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,374	17,001	56,697	56,648
Total comprehensive (loss) income attributable to Hamilton Lane Incorporated	$(6,309)	$—	$4,154	$—
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non- Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2017	$19	$28	$61,845	$612	$(2,151)	$(311)	$9,901	$16,684	$86,627
Net income	—	—	—	3,843	—	—	1,750	56,086	61,679
Other comprehensive loss	—	—	—	—	—	311	—	611	922
Equity-based compensation	—	—	1,519	—	—	—	—	2,825	4,344
Retirement of treasury stock	—	—	(2,151)	—	2,151	—	—	—	—
Proceeds received from option exercises	—	—	108	—	—	—	—	205	313
Issuance of shares for acquisition	—	—	212	—	—	—	—	400	612
Repurchase of Class A shares for employee tax withholding	—	—	(234)	—	—	—	—	(446)	(680)
Deferred tax adjustment	—	—	1,456	—	—	—	—	—	1,456
Dividends declared	—	—	—	(9,512)	—	—	—	—	(9,512)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	(3,288)	—	(3,288)
Member distributions	—	—	—	—	—	—	—	(34,455)	(34,455)
Equity reallocation between controlling and non-controlling interests	—	—	98	—	—	—	—	(98)	—
Balance at December 31, 2017	$19	$28	$62,853	$(5,057)	$—	$—	$8,363	$41,812	$108,018
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2017	2016
Operating activities:
Net income	$61,679	$57,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,396	1,440
Change in deferred income taxes	22,913	—
Change in payable to related parties pursuant to tax receivable agreement	(4,298)	—
Amortization of deferred financing costs	153	661
Write-off of deferred financing costs	1,657	—
Equity-based compensation	4,272	3,506
Equity in income of investees	(13,066)	(8,882)
Proceeds received from investments	11,337	6,825
Other	1,029	—
Changes in operating assets and liabilities:
Fees receivable	(987)	1,033
Prepaid expenses	1,016	(222)
Due from related parties	(962)	(353)
Other assets	(311)	(5,132)
Accounts payable	(286)	981
Accrued compensation and benefits	24,634	20,736
Deferred incentive fees	(13,744)	—
Other liabilities	(1,089)	(778)
Net cash provided by operating activities	95,343	77,627
Investing activities:
Purchase of furniture, fixtures and equipment	(1,152)	(719)
Cash paid for acquisition of business	(5,227)	—
Distributions received from investments	10,792	6,991
Contributions to investments	(19,609)	(20,622)
Net cash used in investing activities	(15,196)	(14,350)
Financing activities:
Repayments of debt	(86,569)	(1,950)
Borrowings of debt, net of deferred financing costs	85,066	—
Contributions from non-controlling interest in general partnerships	231	489
Distributions to non-controlling interest in general partnerships	(3,519)	(2,372)
Sale of membership interests	—	4,668
Repurchase of Class A shares for employee tax withholding	(680)	—
Purchase of membership interests	—	(6,059)
Proceeds received from option exercises	313	879
Dividends paid	(6,340)	—
Members’ distributions	(32,320)	(72,467)
Other	—	(611)
Net cash used in financing activities	(43,818)	(77,423)
Increase (decrease) in cash, cash equivalents, and restricted cash	36,329	(14,146)
Cash, cash equivalents, and restricted cash at beginning of the period	34,135	70,382
Cash, cash equivalents, and restricted cash at end of the period	$70,464	$56,236
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

•
certain Class B unitholders of HLA entered into a stockholders agreement pursuant to which they agreed to vote all their shares of voting stock in accordance with the instructions of HLA Investments, LLC; and

•
HLI entered into an exchange agreement with the direct owners of HLA pursuant to which they will be entitled to exchange HLA units for shares of HLI’s Class A common stock on a one-for-one basis (the “Exchange Agreement”).

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Initial Public Offering

On March 6, 2017, HLI issued 13,656,250 shares of Class A common stock in the IPO at a price of $16.00 per share. The net proceeds totaled $203,205 after deducting underwriting commissions of $15,295 and before offering costs of $5,844 that were incurred by HLA. The net proceeds were used to purchase 11,156,250 newly issued Class A units in HLA for $166,005 and 2,500,000 Class A units from existing HLA owners for $37,200.

Subsequent to the IPO and Reorganization transactions, HLI is a holding company whose principal asset is a controlling equity interest in HLA. As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. As of December 31, 2017 and March 31, 2017, HLI held approximately 34.5% and 34.2%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur, the economic interest in HLA held by HLI will increase.

The Reorganization is considered a transaction between entities under common control.  As a result, the condensed consolidated financial statements for periods prior to the IPO and the Reorganization are the condensed consolidated financial statements of HLA as the predecessor to HLI for accounting and reporting purposes.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending March 31, 2018. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of March 31, 2017.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. The new standards will be effective for the Company on April 1, 2018. The standard permits the use of either a full retrospective or modified retrospective approach. The Company plans to adopt the guidance using the modified retrospective approach. The Company currently recognizes incentive fee revenue when required return levels are met and all contingencies have been resolved. Under the new standard, the Company will recognize incentive fee revenue when it concludes that it is probable that a significant reversal in the cumulative amount of incentive fee revenue will not occur. The Company is continuing to assess the impact of adoption of the new standard on other revenue-related items, including evaluating the impact of certain revenue related costs, principal versus agent reporting considerations that would affect whether certain transactions are reported gross or net in the consolidated statement of operations, as well as the additional disclosures required by the new standard.

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

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Payments” (ASU 2016-15). ASU 2016-15 clarifies cash flow classification of several discrete cash flows issues including debt prepayment costs and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company will adopt ASU 2016-15 on April 1, 2018 and the adoption is not expected to have a material impact on its consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Investments

Investments consist of the following:

	December 31,	March 31,
	2017	2017
Equity method investments in Partnerships	$113,485	$103,141
Other equity method investments	994	661
Investments carried at cost	16,286	16,345
Total Investments	$130,765	$120,147

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company generally has a 1% interest in each of the Partnerships, although the Company has interests in certain Partnerships ranging from 0%-7%. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture, Private Market Connect (“PMC”), that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $2,895 and $13,066 for the three and nine months ended December 31, 2017, respectively, and $3,085 and $8,882 for the three and nine months ended December 31, 2016, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of December 31, 2017 and March 31, 2017, no individual equity method investment held by the Company met the significance criteria, and as a result, the Company is not required to present separate financial statements for any of its equity method investments.

The Company’s investments carried at cost include other proprietary investments that are not consolidated, over which the Company does not exert significant influence and for which fair value is not readily determinable. The Company has determined in accordance with the applicable guidance that it is impracticable to estimate the fair value of the investments carried at cost due to limited information available. As of December 31, 2017 and March 31, 2017, the Company did not identify any significant events or changes in circumstances that have a significant adverse effect on the carrying value of these investments carried at cost.

4. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $16,710 and $19,653 as of December 31, 2017 and March 31, 2017, respectively, and are recorded in Investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities other than deferred incentive fee revenue of $31,422 and $45,166 as of December 31, 2017 and March 31, 2017. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of December 31, 2017, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $12,591,114 and $4,744,430, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,	March 31,
	2017	2017
Investments	$70,559	$60,597
Fees receivable	2,212	430
Due from related parties	2,792	1,742
Total VIE Assets	75,563	62,769
Deferred incentive fee revenue	31,422	45,166
Non-controlling interests	(8,363)	(9,901)
Maximum Exposure to Loss	$98,622	$98,034

5. Acquisition

On August 11, 2017, HLA acquired substantially all the assets of Real Asset Portfolio Management LLC (“RAPM”) for a total aggregate purchase price of approximately $5,839, of which $5,227 was paid in cash with the remainder settled in 27,240 shares of Class A common stock valued at approximately $612. An additional amount based upon an agreed upon multiple of earnings, which is currently estimated at approximately $3,485, could be payable to the principals of RAPM who are now employees of HLA if they remain employed by HLA through the expected payment date in October 2018. As the amount is contingent upon future employment, the amount will be recognized as compensation expense over the required performance period. The Company recorded approximately $2,948 of intangible assets related to the acquired investment management contracts, which assets will be amortized over eight years, and $2,874 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed were not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of RAPM were not material for the three and nine months ended December 31, 2017, and pro forma information related to this acquisition is not included because the impact on the Company’s Condensed Consolidated Statements of Income is not considered to be material.

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

The Term Loan Agreement provides for a term loan facility in an aggregate principal amount of $75,000 and also contains an accordion feature that allows HLA to increase the commitment under the facility by up to $25,000 under certain conditions (the “Term Loan Facility”). Borrowings under the Term Loan Facility accrue interest at a floating per annum rate equal to the prime rate minus 1.25%, subject to a floor of 2.75%. The Term Loan Facility matures on November 1, 2024. At December 31, 2017, the Company had an outstanding balance net of deferred financing costs on the Term Loan Facility of

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

$74,167.

The Revolving Loan Agreement provides for a revolving credit facility up to an aggregate principal amount of $25,000 (the “Revolving Loan Facility”). Borrowings under the Revolving Loan Facility accrue interest at a floating per annum rate equal to the prime rate minus 1.50%, subject to a floor of 2.50%. The Revolving Loan Facility matures on August 21, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing. At December 31, 2017, the Company had an outstanding balance on the Revolving Loan Facility of $10,450.

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

The fair value of the outstanding balance of the Term Loan at December 31, 2017 and predecessor credit facility at March 31, 2017 approximated par value based on then-current market rates for similar debt instruments and is classified as Level II within the fair value hierarchy.

In July 2015, the Company purchased interest rate caps through June 30, 2020 to limit exposure to fluctuations in LIBOR above 2.5% on a portion of the Company’s predecessor credit facility. In October 2016, the Company de-designated its remaining interest rate caps as cash flow hedges and discontinued hedge accounting. In August 2017, in connection with the payoff of the predecessor credit facility with the proceeds from the Loan Agreements, which accrue interest indexed to the prime rate, the amount accumulated in other comprehensive income (loss) was reclassified into earnings through interest expense in the Condensed Consolidated Statements of Income because the cash flows of future interest payments indexed to LIBOR will no longer occur. The changes in the fair value of these interest rate caps are recorded in other non-operating income in the Condensed Consolidated Statements of Income. The fair value of the interest rate caps was $84 and $194 as of December 31, 2017 and March 31, 2017, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. The fair value of the interest rate caps is determined utilizing quoted prices in active markets for the same or similar instruments and is classified as Level II within the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2017:

	Class A Common Stock	Class B Common Stock
March 31, 2017	19,036,504	27,935,255
Restricted stock granted	49,357	—
Shares issued due to option exercise, net	200,244	—
Shares issued in connection with RAPM acquisition	27,240	—
Shares repurchased for employee tax withholdings	(757)	—
Forfeitures of restricted stock	(24,706)	—
December 31, 2017	19,287,882	27,935,255

During the nine months ended December 31, 2017, the Company retired 114,529 shares of Class A common stock held as treasury stock (that were outstanding as of March 31, 2017) at a total cost of $2,151 and 34,008 shares of Class A common stock at a total cost of $680, which were purchased from employees to fund statutory tax withholding requirements.

8. Equity-Based Compensation

Summary of Option Activity

A summary of option activity for the nine months ended December 31, 2017 is presented below:

	Number of Options	Weighted- Average Exercise Price
Options outstanding at March 31, 2017	233,495	$1.34
Options exercised	(233,495)	$1.34
Options outstanding at December 31, 2017	—	$—

The intrinsic value of options exercised during the nine months ended December 31, 2017 was $4,350.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Restricted Stock

A summary of restricted stock activity for the nine months ended December 31, 2017 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2017	1,138,521	$14.49
Granted	49,357	$19.68
Vested	(1,835)	$13.76
Forfeited	(24,706)	$13.91
December 31, 2017	1,161,337	$14.72

As of December 31, 2017, total unrecognized compensation expense related to restricted stock was $11,463.

9. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Base compensation and benefits	$17,428	$15,489	$53,397	$47,938
Incentive fee compensation	523	81	1,380	1,717
Equity-based compensation	1,284	1,169	4,272	3,506
Contingent compensation related to acquisition	771	—	1,198	—
Total compensation and benefits	$20,006	$16,739	$60,247	$53,161

10. Income Taxes

As a result of the Reorganization and IPO, HLI became the sole managing member of HLA, which is organized as a limited liability company and treated as a “flow-through” entity for income tax purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from certain local taxes assessed at the limited liability company level and foreign taxes attributable to its operations in foreign jurisdictions. Any taxable income or loss generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI following the Reorganization and IPO, on a pro rata basis. As a result, the Company does not record income taxes on pre-tax income or loss attributable to the non-controlling interests in the general partnerships and HLA, except for certain local and foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income from HLA following the Reorganization and IPO.

The Company’s effective tax rate used for interim periods is based on an estimated annual effective tax rate including the tax effect of items required to be recorded discretely in the interim period in which those items occur. The effective tax rate is dependent on many factors, including the estimated amount of income

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

subject to income tax; therefore, the effective tax rate can vary from period to period.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law, which enacts significant changes to U.S. federal income tax laws, including a reduction of the corporate income tax rate from 35% to 21%, limitation of the tax deduction for interest expense, expensing the cost of acquired qualified property, and a one-time transition tax on accumulated, undistributed foreign earnings.

As a result of the Tax Act, the estimated annual effective tax rate was revised to reflect the change in the federal statutory rate from 35% to 21% effective January 1, 2018. Consequently, the blended federal statutory tax rate for the Company’s 2018 fiscal year is 31.55% based on the weighted average of a 35% rate for 275 days and 21% for 90 days.

The Company’s effective tax rate was 56.3% and 32.2% for the three and nine months ended December 31, 2017, respectively, and 0.6% and (0.5)% for the three and nine months ended December 31, 2016, respectively. The increase in the effective income tax rate for the three and nine months ended December 31, 2017 was due to U.S. federal and state corporate income tax expense related to HLI’s allocable share of taxable income from HLA and a provisional discrete tax expense of $21,200 related to the re-measurement of estimated deferred tax assets as of December 31, 2017 due to the tax rate change pursuant to enactment of the Tax Act.

The Tax Act also requires taxpayers to pay a one-time transition tax on accumulated, undistributed earnings of certain foreign subsidiaries. The Company recorded a provisional tax liability of $442 for certain of its foreign subsidiaries based on estimated accumulated, undistributed earnings. As a result of the transition tax estimate, the Company reversed $1,100 of a previously recorded deferred tax liability on unremitted earnings of foreign subsidiaries.

The Company has not completed its analysis of the new Global Intangible Low-Taxed Income (“GILTI”) tax law, and as a result, is not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, the Company has not yet included any potential GILTI tax in its condensed consolidated financial statements and has not elected the related accounting policy.

The Company will continue to analyze the effects of the Tax Act on its consolidated financial statements. Any additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period.

The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.

As of December 31, 2017, the Company had no unrecognized tax positions.

Tax Receivable Agreement

HLI’s purchase of HLA Class A units in connection with the IPO, and the subsequent and future exchanges by holders of HLA units for shares of HLI’s Class A common stock pursuant to the Exchange Agreement, are expected to result in increases in HLI’s share of the tax basis of the tangible and intangible assets of HLA. This will increase the tax depreciation and amortization deductions that otherwise would not have been available to HLI. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that HLI would otherwise be required to pay in the future. On

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

March 6, 2017, HLI entered into a tax receivable agreement (“TRA”) with the other members of HLA that requires HLI to pay exchanging HLA unitholders (the “TRA Recipients”) 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that HLI actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA. The payable to related parties pursuant to the TRA decreased to $6,436 as of December 31, 2017 from $10,734 as of March 31, 2017 as a result of being re-measured due to the tax rate change enacted by the Tax Act. The change in liability was recorded to other non-operating income in the Condensed Consolidated Statements of Income. No amounts were paid to TRA Recipients during the nine months ended December 31, 2017.

11. Earnings per Share

There were no shares of Class A common stock outstanding during the three and nine months ended December 31, 2016. Therefore, no earnings per share information has been presented for that period.

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to HLI, and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included. Shares of the Company’s Class B common stock are, however, considered potentially dilutive to the Class A common stock because each share of Class B common stock, together with a corresponding Class B unit, is exchangeable for a share of Class A common stock on a one-for-one basis.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended			Nine Months Ended
	December 31, 2017			December 31, 2017
	Net loss attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$(6,309)	18,126,532	$(0.35)	$3,843	18,075,035	$0.21
Adjustment to net income:
Assumed exercise and vesting of employee awards	—			87
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		—			628,615
Diluted EPS of Class A common stock	$(6,309)	18,126,532	$(0.35)	$3,930	18,703,650	$0.21

The calculation of diluted earnings per share for the three months ended December 31, 2017 excludes 1,161,337 shares of restricted stock under the treasury stock method, and the calculations of diluted earnings per share for the three and nine months ended December 31, 2017 excludes 34,438,669 outstanding Class B and C Units of HLA, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

12. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and incentive fees from Partnerships of $43,649 and $104,966 for the three and nine months ended December 31, 2017, respectively, and $25,503 and $82,208 for the three and nine months ended December 31, 2016, respectively.

The Company entered into a service agreement on June 1, 2017 with PMC pursuant to which it had expenses of $1,115 and $2,478 for the three and nine months ended December 31, 2017, respectively, which are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $372 as of December 31, 2017, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

Due from related parties in the Condensed Consolidated Balance Sheets consists primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses for which the Company is subsequently reimbursed and refundable tax distributions made to members.

Fees receivable from the Partnerships were $3,412 and $918 as of December 31, 2017 and March 31, 2017, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

13. Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2017	2016
Non-cash investing activities:
Shares issued for acquisition of business	$(612)	$—

14. Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may be subject to various legal, regulatory, and/or administrative proceedings from time to time. Although there can be no assurance of the outcome of such proceedings, in the opinion of management, the Company does not believe it is probable that any pending or, to its knowledge, threatened legal proceeding or claim would individually or in the aggregate materially affect its condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Incentive Fees

In connection with carried interest from the Partnerships, the Company only recognizes its allocable share of the Partnerships’ earnings to the extent that this income is not subject to continuing contingencies. Carried interest allocated to the Company from the Partnerships that is subject to continuing contingencies is not recognized in the accompanying Condensed Consolidated Balance Sheets. The Partnerships have allocated carried interest still subject to contingencies in the amounts of $300,527 and $236,857, net of amounts attributable to non-controlling interests, at December 31, 2017 and March 31, 2017, respectively, of which $31,422 and $45,166 at December 31, 2017 and March 31, 2017, respectively, has been received and deferred by the Company. The Company recognized $13,744 of incentive fee revenue during the three and nine months ended December 31, 2017 that was received and deferred in fiscal 2016. The Company previously recognized incentive fee compensation expense related to the receipts of these carried interest distributions in fiscal 2016.

If the Company ultimately receives the unrecognized carried interest, a total of $68,202 and $48,849 as of December 31, 2017 and March 31, 2017, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $86,942 and $76,908 as of December 31, 2017 and March 31, 2017, respectively.

15. Management and Advisory Fees

The following presents management and advisory fee revenues by product offering:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Customized separate accounts	$19,860	$17,826	$58,253	$52,794
Specialized funds	19,132	17,124	63,582	53,407
Advisory and reporting	7,479	6,021	20,958	17,680
Distribution management	1,873	1,038	3,533	2,392
Total management and advisory fees	$48,344	$42,009	$146,326	$126,273

16. Subsequent Events

On February 6, 2018, the Company declared a quarterly dividend of $0.175 per share of Class A common stock to record holders at the close of business on March 15, 2018. The payment date will be April 5, 2018.

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
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $41 billion of our assets under management (“AUM”) as of December 31, 2017.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $10 billion of our AUM as of December 31, 2017.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $374 billion of assets under advisement (“AUA”) as of December 31, 2017.

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
Key Transactions in Calendar 2017
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

Acquisition

On August 11, 2017, we acquired substantially all of the assets of Real Asset Portfolio Management LLC (“RAPM”), a Portland, Oregon-based investment management firm focused exclusively on real assets, for a total aggregate purchase price of approximately $5.8 million, of which $5.2 million was paid in cash with the remainder settled in 27,240 shares of Class A common stock valued at approximately $0.6 million. An additional amount of up to approximately $3.5 million related to compensation is payable to the principals of RAPM who are now employees and is contingent upon those individuals remaining employed through the expected payment date in October 2018.

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

•
certain Class B unitholders of HLA entered into a stockholders agreement pursuant to which they agreed to vote all their shares of voting stock in accordance with the instructions of HLA Investments, LLC; and

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
Fee-Earning AUM
We view fee-earning AUM as a metric to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and net asset value (“NAV”) of our customized separate accounts and specialized funds depending on the fee terms. Substantially all of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
Our calculations of fee-earning AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of fee-earning AUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended December 31, 2017 and 2016. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2017	2016	2017	2016
Revenues
Management and advisory fees	$48,344	$42,009	$146,326	$126,273
Incentive fees	16,670	322	20,098	6,868
Total revenues	65,014	42,331	166,424	133,141
Expenses
Compensation and benefits	20,006	16,739	60,247	53,161
General, administrative and other	10,704	8,840	27,586	22,925
Total expenses	30,710	25,579	87,833	76,086
Other income (expense)
Equity in income of investees	2,895	3,085	13,066	8,882
Interest expense	(664)	(2,924)	(5,282)	(8,780)
Interest income	67	39	472	159
Other non-operating income	4,188	222	4,169	232
Total other income	6,486	422	12,425	493
Income before income taxes	40,790	17,174	91,016	57,548
Income tax expense (benefit)	22,957	111	29,337	(264)
Net income	17,833	17,063	61,679	57,812
Less: Income attributable to non-controlling interests in general partnerships	768	64	1,750	1,024
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,374	16,999	56,086	56,788
Net (loss) income attributable to Hamilton Lane Incorporated	$(6,309)	$—	$3,843	$—

Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2017	2016	2017	2016
Management and advisory fees
Customized separate accounts	$19,860	$17,826	$58,253	$52,794
Specialized funds	19,132	17,124	63,582	53,407
Advisory and reporting	7,479	6,021	20,958	17,680
Distribution management	1,873	1,038	3,533	2,392
Total management and advisory fees	48,344	42,009	146,326	126,273
Incentive fees	16,670	322	20,098	6,868
Total revenues	$65,014	$42,331	$166,424	$133,141

Three months ended December 31, 2017 compared to three months ended December 31, 2016
Total revenues increased $22.7 million, or 54%, to $65.0 million, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due to an increase in both management and advisory fees and incentive fees.
Management and advisory fees increased $6.3 million, or 15%, to $48.3 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. Specialized funds revenue increased $2.0 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due primarily to a $2.0 million increase from our latest secondary fund, which added $0.8 billion in fee-earning AUM between periods. Customized separate accounts revenue increased $2.0 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Customized separate accounts revenue for the three months ended December 31, 2017 included $0.5 million from accounts added in the RAPM acquisition. Advisory and reporting fees increased $1.5 million to $7.5 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due primarily to the addition of new accounts during the preceding 12 months. In addition, distribution management fees increased $0.8 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 due to higher stock distribution activity and stock valuations.
Incentive fees increased $16.3 million to $16.7 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due primarily to $14.6 million recognized from one of our co-investment funds in the period. The $14.6 million recognition of carried interest did not result in cash incentive fee payments for the period as $0.8 million was attributable to non-controlling interests and $13.7 million was related to the $41.5 million of incentive fee payments that were received in fiscal 2016 but were not recognized as revenue in that period.
Nine months ended December 31, 2017 compared to nine months ended December 31, 2016
Total revenues increased $33.3 million, or 25%, to $166.4 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due primarily to higher specialized funds revenue and incentive fees.
Management and advisory fees increased $20.1 million, or 16%, to $146.3 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. Specialized funds revenue increased $10.2 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due primarily to a $9.8 million increase in revenues from our latest secondary fund, which added $0.8 billion in fee-earning AUM since December 31, 2016. Included in our latest secondary fund’s revenue for the period was $5.8 million in retroactive fees compared to $1.9 million in retroactive fees in the prior year period. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $5.5 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Customized separate accounts revenue for the nine months ended December 31, 2017 included $0.8 million from accounts added in the RAPM acquisition. Advisory and reporting fees increased $3.3 million to $21.0 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due primarily to the addition of new accounts during the preceding 12 months. In addition, distribution management fees increased $1.1 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 due to higher stock distribution activity and stock valuations.
Incentive fees increased $13.2 million to $20.1 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due primarily to $14.6 million recognized from the co-investment fund discussed above in the results for the quarter.
Expenses
Three months ended December 31, 2017 compared to three months ended December 31, 2016
Total expenses increased $5.1 million, or 20%, to $30.7 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016 due to increases in base compensation and general, administrative and other expenses.
Compensation and benefits expenses increased $3.3 million, or 20%, to $20.0 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due primarily to increased base compensation. Base compensation increased $1.9 million, or 13%, for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. This was partially offset by a $0.7 million reduction in expense due to the impact of tax rate changes on the $1.9 million expense accrued in fiscal 2017 to induce members of HLA to exchange their HLA units for HLI common stock in the Reorganization. This amount is expected to be paid during the third quarter of fiscal year 2019. Contingent compensation related to the RAPM acquisition was $0.8 million for the three months ended December 31, 2017. The $20.0 million of compensation expense reported above excludes compensation expense related to the $14.6 million recognition of incentive fees from one of our co-investment funds. The compensation expense related to these incentive fees was recognized in fiscal 2016 when the incentive fee payments were received. Of the $10.4 million of incentive fee compensation and the $9.9 million of base compensation and benefits recognized in advance of the associated revenue in fiscal 2016, $3.4 million and $3.3 million, respectively, was related to the $14.6 million of incentive fees recognized in this period.
General, administrative and other expenses increased by $1.9 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. This change consisted primarily of a $1.4 million increase in consulting and professional fees, which included $1.1 million in fees related to PMC, our new joint venture, as well as increases in accounting and legal fees.
Nine months ended December 31, 2017 compared to nine months ended December 31, 2016
Total expenses increased $11.7 million, or 15%, to $87.8 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016 due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $7.1 million, or 13%, to $60.2 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due primarily to higher base compensation. Base compensation increased $5.5 million, or 11%, for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. This was partially offset by a $0.7 million reduction in expense due to the impact of tax rate changes on the $1.9 million expense accrued in fiscal 2017 to induce members of HLA to exchange their HLA units for HLI common stock in the Reorganization. Contingent compensation related to the RAPM acquisition was $1.2 million for the nine months ended December 31, 2017. The $60.2 million of compensation expense reported above excludes compensation expense related to the $14.6 million recognition of incentive fees from the co-investment fund discussed above in the results for the quarter.
General, administrative and other expenses increased by $4.7 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. This change consisted primarily of a $5.0 million increase in consulting and professional fees, which included $2.5 million in fees related to PMC, our new joint venture, as well as increases in accounting, legal and recruiting fees.
Other Income (Expense)
The following shows the equity in income of investees included in other income (expense):

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2017	2016	2017	2016
Equity in income of investees
Primary funds	$727	$560	$1,779	$1,299
Direct/co-investment funds	261	713	5,099	3,580
Secondary funds	320	212	1,428	486
Customized separate accounts	1,585	1,759	5,098	3,676
Other equity method investments	2	(159)	(338)	(159)
Total equity in income of investees	$2,895	$3,085	$13,066	$8,882

Three months ended December 31, 2017 compared to three months ended December 31, 2016
Other income increased $6.1 million to $6.5 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due primarily to an increase in other non-operating income and a decrease in interest expense.
Interest expense decreased $2.3 million to $0.7 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due to a $161.8 million reduction in our debt balance between periods driven by the $160.0 million paydown using proceeds of our IPO as well as an interest rate reduction from our debt refinancing in the prior quarter.
Equity in income of investees decreased $0.2 million to $2.9 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. This included a $0.5 million decrease in gains from our direct/co-investment funds and a $0.2 million decrease in gains from our customized separate accounts, partially offset by a $0.2 million increase in gains from our primary funds and a $0.2 million increase in gains from other equity method investments.
Other non-operating income increased $4.0 million to $4.2 million for the three months ended December 31, 2017 compared to the three months ended December 31, 2016, due primarily to a $4.2 million decrease to the TRA liability due to the re-measurement related to changes in tax rates enacted by the Tax Act.

Nine months ended December 31, 2017 compared to nine months ended December 31, 2016
Other income increased $11.9 million to $12.4 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due primarily to an increase in gains from our investments, an increase in other non-operating income and a decrease in interest expense.
Interest expense decreased $3.5 million to $5.3 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due to a $161.8 million reduction in our debt balance between periods driven by the $160.0 million paydown using proceeds of our IPO. Included in the $5.3 million in interest expense for the nine months ended December 31, 2017 is a $1.7 million write-off of deferred financing costs and a $0.9 million reclassification of an unrealized loss on interest rate caps to a realized loss as part of the payoff of our predecessor credit facility during the period.
Equity in income of investees increased $4.2 million to $13.1 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016. This included a $1.5 million increase in gains from our direct/co-investment funds, a $1.4 million increase in gains from our customized separate accounts, a $0.9 million increase in gains from our secondary funds and a $0.5 million increase in gains from our primary funds.
Interest income increased by $0.3 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due primarily to late closing interest received from one of our funds.
Other non-operating income increased $3.9 million to $4.2 million for the nine months ended December 31, 2017 compared to the nine months ended December 31, 2016, due primarily to a $4.2 million TRA liability re-measurement related to changes in tax rates enacted by the Tax Act.
Income Tax Expense
On December 22, 2017, the Tax Act was signed into law, which enacts significant changes to U.S federal income tax laws, including, but not limited to, a reduction of the corporate income tax rate from 35% to 21%, limitation of the tax deduction for interest expense, expensing the cost of acquired qualified property, and a one-time transition tax on accumulated, undistributed foreign earnings.

As a result of the Tax Act, the estimated annual effective tax rate was revised to reflect the change in the federal statutory rate from 35% to 21% effective January 1, 2018. Consequently, the blended federal statutory tax rate for our 2018 fiscal year is 31.55%.

Our effective tax rate was 56.3% and 32.2% for the three and nine months ended December 31, 2017, respectively, and 0.6% and (0.5)% for the three and nine months ended December 31, 2016, respectively. The increase in the effective income tax rate for the three and nine months ended December 31, 2017 was due to U.S. federal and state corporate income tax expense related to HLI’s allocable share of taxable income from HLA and a provisional discrete tax expense of $21,200 related to the re-measurement of deferred tax assets due to the tax rate change pursuant to enactment of the Tax Act.

The Tax Act also requires taxpayers to pay a one-time transition tax on accumulated, undistributed earnings of certain foreign subsidiaries. We recorded a provisional tax liability of $442 for certain of our foreign subsidiaries based on estimated accumulated, undistributed earnings. As a result of the transition tax estimate, we reversed $1,100 of a previously recorded deferred tax liability on unremitted earnings of foreign subsidiaries.

We have not completed our analysis of the new GILTI tax law, and as a result, are not yet able to reasonably estimate the effect of this provision of the Tax Act. Therefore, we have not yet included any potential GILTI tax in our condensed consolidated financial statements and have not elected the related accounting policy.

While we are continuing to analyze the effects of the Tax Act on our consolidated financial statements, we generally expect it to have a net positive impact on our profitability and cash flows as a result of a reduction in the federal corporate income tax rate. Any additional impacts from the enactment of the Tax Act will be recorded as they are identified during the measurement period.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2017			2017
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$19,721	$9,439	$29,160	$18,028	$8,793	$26,821
Contributions (1)	783	240	1,023	3,075	1,096	4,171
Distributions (2)	(443)	(401)	(844)	(1,426)	(612)	(2,038)
Foreign exchange, market value and other (3)	322	(4)	318	706	(3)	703
Balance, end of period	$20,383	$9,274	$29,657	$20,383	$9,274	$29,657

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

Three months ended December 31, 2017
Fee-earning AUM increased $0.5 billion, or 2%, to $29.7 billion during the three months ended December 31, 2017, due primarily to new customized separate accounts commitments.
Customized separate accounts fee-earning AUM increased $0.7 billion, or 3%, to $20.4 billion for the three months ended December 31, 2017. Customized separate accounts contributions were $0.8 billion for three months ended December 31, 2017, due to new allocations from existing clients and new clients. Distributions were $0.4 billion for the three months ended December 31, 2017, due primarily to returns of capital in accounts earning fees on a net invested capital or NAV fee base. Included in foreign exchange, market value and other for the three months ended December 31, 2017 is a $0.3 billion increase in fee-earning AUM from the RAPM acquisition.

Specialized funds fee-earning AUM decreased $0.2 billion, or 2%, to $9.3 billion for the three months ended December 31, 2017. Specialized fund contributions were $0.2 billion for the three months ended December 31, 2017, due primarily to contributions from accounts earning fees on a net invested capital fee base. Distributions were $0.4 billion for the three months ended December 31, 2017, due to $0.2 billion from accounts reaching the end of their term and $0.2 billion from returns of capital in funds earning fees on a net invested capital fee base.
Nine Months Ended December 31, 2017
Fee-earning AUM increased $2.8 billion, or 11%, to $29.7 billion during the nine months ended December 31, 2017, due primarily to new specialized funds and customized separate accounts commitments.
Customized separate accounts fee-earning AUM increased $2.4 billion, or 13%, to $20.4 billion for the nine months ended December 31, 2017. Customized separate accounts contributions were $3.1 billion for the nine months ended December 31, 2017, due to new allocations from existing clients and new clients. Distributions were $1.4 billion for the nine months ended December 31, 2017 due to $0.2 billion from accounts reaching the end of their account term, $0.2 billion from a client moving to an advisory relationship, $0.4 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired and $0.6 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base. Included in foreign exchange, market value and other for the nine months ended December 31, 2017 is a $0.7 billion increase in fee-earning AUM from the RAPM acquisition.
Specialized funds fee-earning AUM increased $0.5 billion, or 5%, to $9.3 billion during the nine months ended December 31, 2017. Specialized fund contributions were $1.1 billion during the nine months ended December 31, 2017, due primarily to $0.5 billion in new commitments to our latest secondary fund during the period and contributions from accounts earning fees on a net invested capital fee base. Distributions were $0.6 billion for the nine months ended December 31, 2017, due primarily to returns of capital in funds earning fees on a net invested capital fee base.
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

Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight our earnings from recurring management fees. FRE represents net income excluding (a) incentive fees and related compensation, (b) interest income and expense, (c) income tax expense, (d) equity in income of investees, (e) other non-operating income and (f) certain other significant items that we believe are not indicative of our core performance. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.
The following table shows a reconciliation of net (loss) income attributable to HLI to Fee Related Earnings and Adjusted EBITDA for the three and nine months ended December 31, 2017 and 2016:

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2017	2016	2017	2016
Net (loss) income attributable to Hamilton Lane Incorporated (1)	$(6,309)	$—	$3,843	$—
Income attributable to non-controlling interests in general partnerships	768	64	1,750	1,024
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,374	16,999	56,086	56,788
Incentive fees (2)	(16,670)	(322)	(20,098)	(6,868)
Incentive fee related compensation (3)	1,027	158	2,709	3,370
Interest income	(67)	(39)	(472)	(159)
Interest expense	664	2,924	5,282	8,780
Income tax expense (benefit)	22,957	111	29,337	(264)
Equity in income of investees	(2,895)	(3,085)	(13,066)	(8,882)
Contingent compensation related to acquisition	771	—	1,198	—
Other non-operating income	(4,188)	(222)	(4,169)	(232)
Fee Related Earnings	$19,432	$16,588	$62,400	$53,557
Depreciation and amortization	486	467	1,396	1,440
Equity-based compensation	1,284	1,169	4,272	3,506
Incentive fees (2)	16,670	322	20,098	6,868
Incentive fees attributable to non-controlling interests (2)	(834)	—	(834)	—
Incentive fee related compensation (3)	(1,027)	(158)	(2,709)	(3,370)
Interest income	67	39	472	159
Adjusted EBITDA	$36,078	$18,427	$85,095	$62,160

(1)	Prior to our IPO, HLI was a wholly-owned subsidiary of HLA with no operations or assets.

(2)
Incentive fees for the three and nine months ended December 31, 2017 include $14.6 million of non-cash carry related to the $41.5 million of incentive fee payments received in fiscal 2016. Of the $14.6 million, $13.7 million is included in net income and $0.8 million is attributable to non-controlling interests.

(3)
Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation. Incentive fee related compensation for the three and nine months ended December 31, 2017 excludes compensation expense related to the $13.7 million recognition of incentive fees included in net income from one of our co-investment funds during the period as the related incentive fee compensation was recognized in fiscal 2016.

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
The following table shows a reconciliation of adjusted net income to net (loss) income attributable to HLI and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding. The three and nine months ended December 31, 2016 are not presented below as there were no comparable diluted earnings per share of Class A common stock in those periods.

	Three Months Ended December 31,	Nine Months Ended December 31,
	2017	2017

(in thousands, except share and per-share amounts)
Net (loss) income attributable to Hamilton Lane Incorporated	$(6,309)	$3,843
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,374	56,086
Income tax expense	22,957	29,337
Write-off of deferred financing costs (1)	—	2,544
Impact of Tax Act on TRA liability(2)	(4,186)	(4,186)
Impact of Tax Act on IPO related compensation(3)	(669)	(669)
Contingent compensation related to acquisition	771	1,198
Adjusted pre-tax net income	35,938	88,153
Adjusted income taxes (4)	(11,450)	(32,185)
Adjusted net income	$24,488	$55,968

Weighted-average shares of Class A common stock outstanding - diluted	18,126,532	18,703,650
Exchange of Class B and Class C units in HLA (5)	34,438,669	34,438,669
Assumed exercise and vesting of employee awards (6)	751,764	—
Adjusted shares	53,316,965	53,142,319

Non-GAAP earnings per share	$0.46	$1.05

(1)	Represents write-off of debt issuance costs and realized loss on interest rate caps related to the payoff of our predecessor credit facility during the nine months ended December 31, 2017.

(2)
Represents change in payable to related parties pursuant to the TRA related to changes in tax rates enacted by the Tax Act. The change in liability was recorded to other non-operating income in the Condensed Consolidated Statements of Income.

(3)
Represents reduction in expense due to the impact of tax rate changes on the $1.9 million expense accrued in fiscal 2017 to induce members of HLA to exchange their HLA units for HLI common stock in the Reorganization.

(4)
Represents corporate income taxes at our estimated statutory tax rate of 36.51% for the nine month period ended December 31, 2017 applied to adjusted pre-tax net income. The 36.51% is based on a blended federal tax statutory rate of 35.00% for 275 days and 21.00% for 90 days and a combined state income tax rate net of federal benefits of 4.96%. The three month period ended December 31, 2017 includes an adjustment for the difference between the 39.71% estimated statutory tax rate used for the six month period ended September 30, 2017 and the 36.51% estimated statutory tax rate used for the nine month period ended December 31, 2017.

(5)	Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

(6)
Assumed exercise and vesting of employee awards includes 1,161,337 shares of restricted stock net of assumed vesting under the treasury stock method for the three months ended December 31, 2017. Since the inclusion of such shares would be antidilutive, they were excluded from the calculation of GAAP dilutive earnings per share of Class A common stock for the three months ended December 31, 2017.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through September 30, 2017 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,171 bps
PEF V	2003	135	127	1.7	15.2%	958 bps	1,072 bps
PEF VI	2007	494	452	1.6	12.9%	217 bps	552 bps
PEF VII	2010	262	88	1.5	17.6%	212 bps	644 bps
PEF VIII	2012	427	5	1.7	19.3%	921 bps	1,289 bps
PEF IX	2015	517	5	1.3	58.1%	4,086 bps	4,181 bps
Secondaries
Pre-Fund	—	—	363	1.5	17.1%	1,321 bps	1,167 bps
Secondary Fund I	2005	360	353	1.3	5.5%	138 bps	367 bps
Secondary Fund II	2008	591	523	1.6	22.6%	747 bps	1,155 bps
Secondary Fund III	2012	909	185	1.8	31.1%	1,557 bps	2,023 bps
Secondary Fund IV	2016	1,917	—	—	—	—	—
Co-investments
Pre-Fund	—	—	239	2.0	21.7%	1,716 bps	1,658 bps
Co-Investment Fund	2005	604	342	1.5	6.5%	74 bps	311 bps
Co-Investment Fund II	2008	1,195	765	2.6	23.2%	1,083 bps	1,456 bps
Co-Investment Fund III	2014	1,243	15	5.0	136.8%	12,937 bps	13,523 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	27	1.3	24.7%	1,425 bps	1,882 bps
Strat Opps 2016	2016	214	22	1.2	68.6%	5,355 bps	5,977 bps
Strat Opps 2017	2017	435	—	—	—	—	—

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,171 bps	708 bps
PEF V	2003	135	132	1.7	1.6	14.7%	10.1%	884 bps	407 bps	996 bps	513 bps
PEF VI	2007	494	507	1.6	1.6	12.3%	9.5%	140 bps	(98) bps	474 bps	230 bps
PEF VII	2010	262	269	1.4	1.4	14.5%	10.1%	38 bps	(407) bps	430 bps	(23) bps
PEF VIII	2012	427	305	1.2	1.2	11.3%	7.3%	(113) bps	(537) bps	163 bps	(268) bps
PEF IX	2015	517	236	1.2	1.2	21.2%	20.8%	555 bps	354 bps	668 bps	399 bps
Secondaries
Pre-Fund	—	—	363	1.5	N/A	17.1%	N/A	1,321 bps	N/A	1,167 bps	N/A
Secondary Fund I	2005	360	353	1.3	1.2	5.5%	4.2%	138 bps	(32) bps	367 bps	189 bps
Secondary Fund II	2008	591	570	1.6	1.5	20.7%	14.7%	533 bps	(68) bps	946 bps	334 bps
Secondary Fund III	2012	909	794	1.4	1.3	20.3%	16.6%	726 bps	313 bps	1,097 bps	685 bps
Secondary Fund IV	2016	1,917	418	1.3	1.6	44.1%	>100%	2,627 bps	8,932 bps	2,580 bps	8,833 bps
Co-investments
Pre-Fund	—	—	244	2.0	N/A	21.4%	N/A	1,651 bps	N/A	1,602 bps	N/A
Co-Investment Fund	2005	604	577	1.1	1.0	1.5%	0.1%	(457) bps	(626) bps	(204) bps	(378) bps
Co-Investment Fund II	2008	1,195	1,127	2.1	1.8	20.5%	16.6%	824 bps	418 bps	1,197 bps	787 bps
Co-Investment Fund III	2014	1,243	1,092	1.4	1.3	26.9%	21.4%	1,319 bps	775 bps	1,512 bps	936 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. ML HY II PME	Net Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.2	1.2	16.6%	12.9%	589 bps	219 bps	1,054 bps	679 bps
Strat Opps 2016	2016	214	211	1.1	1.1	18.0%	15.5%	712 bps	482 bps	1,206 bps	998 bps
Strat Opps 2017	2017	435	130	1.0	1.0	7.2%	6.5%	(30) bps	(241) bps	377 bps	239 bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to September 30, 2017. The returns are net of management fees, carried interest and expenses charged by the underlying fund managers, but do not include our management fees, carried interest or expenses. Our IRR would decrease with the inclusion of our management fees, carried interest and expenses.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making distributions to holders of HLA units and dividend payments to our stockholders; and (5) borrowings, interest payments and repayments under our predecessor credit facility and Loan Agreements. As of December 31, 2017 and March 31, 2017, our cash and cash equivalents, including investments in money market funds, were $68.7 million and $32.3 million, respectively.
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

We previously utilized a $260.0 million term loan credit facility with Morgan Stanley Senior Funding, Inc. as administrative agent, which was executed in July 2015 and subsequently amended effective in November 2016. Loans under this predecessor credit facility bore interest at our option of either LIBOR subject to a floor of 0.75% plus 3.50% per annum, or base rate subject to a floor of 1.75% plus 2.50% per annum. This facility was guaranteed by all of our direct and indirect subsidiaries, with certain exceptions, and was secured by pledges of our and our guarantor subsidiaries’ personal property assets and material real property. The credit agreement governing the facility contained financial and operating covenants. We made quarterly amortization payments of principal and interest and were permitted to make voluntary prepayments. We used a portion of the proceeds of the IPO to make a voluntary principal prepayment of $160.0 million in March 2017. The outstanding balance of $85.5 million under the predecessor credit facility was refinanced using proceeds of the Term Loan Agreement and Revolving Loan Agreement described below. As of August 23, 2017, the predecessor term loan credit facility was paid off and terminated.

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

As of December 31, 2017 and March 31, 2017, the principal amount of debt outstanding equaled $85.0 million and $86.1 million, respectively. The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2017 and March 31, 2017, we were required to maintain approximately $1.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
Cash Flows
Nine Months Ended December 31, 2017 and 2016

	Nine Months Ended December 31,
($ in thousands)	2017	2016
Net cash provided by operating activities	$95,343	$77,627
Net cash used in investing activities	(15,196)	(14,350)
Net cash used in financing activities	(43,818)	(77,423)
Increase (decrease) in cash, cash equivalents and restricted cash	$36,329	$(14,146)
Operating Activities
Net cash provided by operating activities was $95.3 million and $77.6 million during the nine months ended December 31, 2017 and 2016, respectively. These operating cash flows were driven primarily by:

•	net income of $61.7 million and $57.8 million during the nine months ended December 31, 2017 and 2016, respectively;

•
proceeds received from investments of $11.3 million and $6.8 million during the nine months ended December 31, 2017 and 2016, respectively, which represent a return on investment from specialized funds and certain customized separate accounts;

•
net change in operating assets and liabilities of $8.3 million and $16.3 million during the nine months ended December 31, 2017 and 2016, respectively, primarily for the accrual related to our annual bonus program that is paid in March, which was partially offset during the nine months ended December 31, 2017 by the deferred incentive fee recognized from one of our co-investment funds.

Investing Activities
Our net cash flow (used in) investing activities was ($15.2) million and ($14.4) million during the nine months ended December 31, 2017 and 2016, respectively. These amounts were driven primarily by:

•	net contributions to investments of ($8.8) million and ($13.6) million during the nine months ended December 31, 2017 and 2016, respectively;

•	the cash purchase amount of ($5.2) million for the RAPM acquisition during the nine months ended December 31, 2017; and

•
purchases of furniture, fixtures and equipment consisting primarily of computers and equipment of ($1.2) million and ($0.7) million during the nine months ended December 31, 2017 and 2016, respectively.

Financing Activities
Our net cash flow (used in) financing activities was ($43.8) million and ($77.4) million during the nine months ended December 31, 2017 and 2016, respectively. Cash used in financing activities was attributable primarily to:

•	debt issuance under the Loan Agreements net of deferred financing fees of $85.1 million during the nine months ended December 31, 2017;

•	debt repayments of ($86.6) million and ($2.0) million during the nine months ended December 31, 2017 and 2016, respectively;

•	distributions to non-controlling interest in general partnerships of ($3.5) million and ($2.4) million during the nine months ended December 31, 2017 and 2016, respectively;

•
purchases of shares of Class A common stock for tax withholdings of ($0.7) million during the nine months ended December 31, 2017 and purchases of membership interests of ($6.1) million during the nine months ended December 31, 2016;

•	sales of membership interests of $4.7 million during the nine months ended December 31, 2016;

•	dividends paid of ($6.3) million during the nine months ended December 31, 2017; and

•	distributions to HLA members of ($32.3) million and ($72.5) million during the nine months ended December 31, 2017 and 2016, respectively.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in our 2017 Form 10-K.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of December 31, 2017, aggregated by type.

	Contractual Obligations, Commitments and Contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$18,679	$4,896	$9,056	$3,987	$740
Debt obligations payable (1)	84,981	12,794	13,594	27,188	31,405
Interest on debt obligations payable (2)	11,134	2,717	4,432	2,940	1,045
Capital commitments to our investments (3)	86,942	86,942	—	—	—
Total	$201,736	$107,349	$27,082	$34,115	$33,190

(1)	Represents scheduled debt obligation payments under our Loan Agreements.

(2)
Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 3.25% on our Term Loan Agreement and 3.00% on our Revolving Loan Agreement in effect as of December 31, 2017.

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

•
Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $31.4 million of deferred incentive fee revenue on our balance sheet as of December 31, 2017. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback. In order for any amount of our deferred incentive fee revenue to have been subject to clawback, the NAV across our funds as of December 31, 2017 would have needed to decline by over 50%.

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
Interest Rate Risk
 As of December 31, 2017, we had $85.0 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 3.25% as of December 31, 2017. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.50%, was 3.00% as of December 31, 2017.
Based on the floating rate component of our Loan Agreements payable as of December 31, 2017, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.9 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at December 31, 2017 due to the existence of a previously reported material weakness in our internal control over financial reporting related to our calculation of deferred taxes and amounts payable under the tax receivable agreement we entered into in connection with our IPO. The material weakness was identified and discussed in Part II, Item 9A of our 2017 Form 10-K.
Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
We are continuing our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended December 31, 2017:

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
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

47

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we may be subject to various legal, regulatory and/or administrative proceedings from time to time. Currently, there are no material proceedings pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2017 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2017	—	$—	—	—
November 1-30, 2017	13	$27.49	—	—
December 1-31, 2017	—	$—	—	—
Total	13	$27.49
(1) Includes shares of Class A common stock tendered by an employee as payment of taxes withheld on the vesting of restricted stock granted under HLI’s 2017 Equity Incentive Plan.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan					*
10.2	Amendment No. 1 to the Hamilton Lane Incorporated 2017 Equity Incentive Plan					*
10.3	Amendment No. 1 to the Exchange Agreement					*
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley					*
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley					*
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					*
101.LAB	XBRL Taxonomy Extension Label Linkbase					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase					*

‡ Furnished herewith.

49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February, 2018.

HAMILTON LANE INCORPORATED

By:	/s/ Randy M. Stilman
Name: Randy M. Stilman
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller