Form 10-K
period 2018-03-31
Hamilton Lane INC
filed 2018-06-14
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2018
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

Registrant’s telephone number, including area code: (610) 934-2222
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 29, 2017, based on the closing price of $26.85 for shares of the registrant’s Class A common stock as reported by the Nasdaq Stock Market, was approximately $410.6 million.
As of June 11, 2018, there were 23,131,428 shares of the registrant’s Class A common stock and 25,700,068 shares of the registrant’s Class B common stock outstanding.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “believe” and similar expressions are used to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to our ability to manage growth, fund performance, risk, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to us; our ability to comply with investment guidelines set by our clients; our ability to consummate planned acquisitions and successfully integrate the acquired businesses with ours; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to Part I, Item 1A of this Form 10-K under the heading “Risk Factors” and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-K are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider with approximately $54 billion of assets under management (“AUM”), and approximately $397 billion of assets under advisement (“AUA”). We work with our clients to conceive, structure, build out, manage and monitor portfolios of private markets funds and direct investments, and we help them access a diversified set of such investment opportunities worldwide. Our clients are principally large, sophisticated, global investors that rely on our private markets expertise, deep industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the increasing complexity and opacity of private markets investing. While some maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. We were founded in 1991 and have been dedicated to private markets investing for more than two decades. We currently have approximately 340 employees, including over 110 investment professionals, operating throughout the United States and in London, Hong Kong, Munich, Rio de Janeiro, Seoul, Sydney, Tel Aviv and Tokyo. A significant majority of our employees have equity interests in our Company.
We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $43 billion of our AUM as of March 31, 2018.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $11 billion of our AUM as of March 31, 2018.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $397 billion of AUA as of March 31, 2018.

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

Our client and investor base included over 450 institutions and intermediaries as of March 31, 2018, and is broadly diversified by type, size and geography. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth, and U.S. state pension funds. In addition, we believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 5% of management and advisory fee revenues. For the year ended March 31, 2018, our top 10 clients generated approximately 23% of management and advisory fee revenues, and our top 20 clients generated approximately 36% of management and advisory fee revenues with 95% of our top 20 clients having multiple allocations, products or services with us. A significant portion of our revenue base is recurring and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients, providing highly predictable cash flows. Refer to Note 2, “Summary of Significant Accounting Policies” in the notes to the consolidated financial statements in Part II, Item 8 for further detail on our total revenues by geographic regions.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2018, we had AUM of approximately $54 billion, reflecting a 17% compound annual growth rate (“CAGR”) from March 31, 2014, and our AUM increased in each fiscal year during this timeframe. We had approximately $397 billion of AUA as of March 31, 2018, reflecting a 26% CAGR from March 31, 2014, and our AUA increased in each fiscal year during this timeframe.
Finally, we believe that our strong culture is a key factor driving our success in developing and maintaining high quality relationships with clients, prospects, other business partners and current/potential employees. We are proud that this culture has been recognized by several prominent trade organizations and publications through numerous awards. For example, we were one of a select group of companies named as a “Best Place to Work in Money Management” in 2017 by Pensions & Investments. Our firm is the only firm in the “Alternatives Manager” category that has appeared on this list every year since Pensions & Investments initiated this category in 2012. Additionally, the firm has received accolades from publications and organizations including Inc. (Hire Power Award: 2013; Fastest-Growing Private Companies in America: 2012 and 2017), Best Companies Group (Best Places to Work in PA: 2012-17) and the Philadelphia Business Journal (Advancing Women Company Award: 2014). Additionally, the strong representation of women in our workforce led the Forum of Executive Women to recognize us as a Top Global Company for the Professional Advancement of Women in 2014. As of March 31, 2018, approximately 40% of our employees were women, including over 30% of employees serving in senior roles. We believe that our culture will continue to play an important role in supporting our future growth.
Below are highlights of our key accomplishments during fiscal 2018, illustrating the execution of our strategic objectives.

•
We continued to selectively expand our team of professionals worldwide, as well as our global footprint with the addition of three new offices in Sydney, Australia; Munich, Germany; and Portland, Oregon. We believe these new offices further enhance our reach as an organization and position us well to capture new business opportunities and higher investment deal flow driven by increased proximity to local markets.

•
We completed fundraising on our latest flagship secondary fund, Hamilton Lane Secondary Fund IV, L.P., on $1.9 billion in commitments, which is more than twice the size of its predecessor fund. We also completed fundraising on our credit-focused annual series fund, Hamilton Lane Strategic Opportunities Fund 2017, on $435 million in commitments, which is also more than twice the size of the prior year’s fund.

•
Our fee earning AUM increased each quarter, growing by approximately 14% during fiscal 2018. As a consequence of our increased fee earning AUM, our management and advisory fee revenues for fiscal 2018 grew to $195 million, 13% higher than in fiscal 2017.

•
In August 2017, we closed the acquisition of Real Asset Portfolio Management, LLC (“RAPM”), which we believe significantly expanded our resources and footprint in the real asset space and broadened our private market real asset investment capabilities, a fast-growing vertical within the alternative asset management space.

•
We maintained our efforts to make the private markets a more transparent and efficient asset class. We partnered with Ipreo to form our joint venture Private Market Connect (“PMC”), which helps address the existing data challenges faced by limited partners and the information inefficiencies that exist throughout the private markets globally. PMC focuses on scaling, automating and normalizing the information flow between general partners and limited partners.

Organizational Structure

Initial Public Offering and Reorganization

HLI was incorporated in the State of Delaware on December 31, 2007. As of March 6, 2017, following our initial public offering (“IPO”) and related transactions, it became a publicly traded entity. HLI is a holding company with no direct operations. Its principal asset is an equity interest in HLA. It serves as the managing member of HLA and operates and controls all of HLA’s business and affairs.

In connection with the IPO, we completed a series of transactions in order to effect a corporate reorganization, including the following:

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

•	HLA effectuated a reverse unit split of 0.68-for-1 for each unit class;

•	certain HLA members exchanged their HLA units for 3,899,169 shares of Class A common stock of HLI;

•	HLI issued to the Class B Holders of HLA one share of Class B common stock for each Class B unit that they owned, in exchange for a payment of its par value;

•
certain Class B Holders of HLA entered into a stockholders agreement pursuant to which they agreed to vote all their shares of voting stock in accordance with the instructions of HLA Investments, LLC (“HLAI”), our controlling stockholder; and

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

2018 Offering

In March 2018, we and certain selling stockholders completed a registered offering of an aggregate of 4,531,001 shares of Class A common stock at a price of $34.25 per share (the “2018 Offering”). The purpose of the 2018 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 696,315 shares held by the selling stockholders and (ii) 3,834,686 newly issued shares by us. We received approximately $125.2 million in proceeds from the sale of our shares, net of underwriting discounts and commissions and estimated offering expenses, and used all of the net proceeds to settle in cash exchanges by certain members of HLA of a total of 2,235,187 Class B units and 1,599,499 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. See “—HLA Operating Agreement,” “—Exchange Agreement” and “—2018 Offering” under the heading “Related-Party Transactions” included in Part III, Item 13.

Structure Chart

Our structure reflects what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the legacy owners (through the tax receivable agreement) when they ultimately exchange their pass-through interests for shares of Class A common stock. The below chart summarizes our current organizational structure.

Class B Holders(1)
Public Investors / Direct HLI Stockholders
Class B common stock
91.7% voting interest
de minimis economic interest
Class A common stock
100% economic interest
8.3% voting interest
Hamilton Lane Incorporated
Class A units(2)
Sole Managing Member
42.1% economic interest
Class B units(1)
48.6% economic interest
Class C Holders(1)
Class C units(1)
9.3% economic interest
Hamilton Lane Advisors, L.L.C.

(1)
The Class B Holders, who hold Class B units, and Class C Holders, who hold Class C units, are pre-IPO owners of our business who continue to hold their interests directly in HLA. Class B units and Class C units may be exchanged for shares of Class A common stock or, at our election, for cash, pursuant to and subject to the restrictions set forth in the exchange agreement.

(2)
We hold all of the Class A units of HLA, representing the right to receive approximately 42.1% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.

Class A and Class B Common Stock
Our Class A common stock is our publicly traded stock and is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “HLNE”. Our Class B common stock was issued as part of the Reorganization to the holders of our Class B units, who are certain significant outside investors, members of management and significant employee owners. There is no trading market for our Class B common stock.
Economic Rights
Holders of Class A common stock are entitled to full economic rights, including the right to receive dividends when and if declared by our board of directors, subject to any statutory or contractual restrictions on the payment of dividends and to any restrictions on the payment of dividends imposed by the terms of any outstanding preferred stock.
Holders of Class B common stock are entitled to receive only the par value of the Class B common stock upon exchange of the corresponding Class B unit pursuant to the exchange agreement. The exchange of a Class B unit will result in the redemption and cancellation of the corresponding share of Class B common stock. See “Related-Party Transactions—Exchange Agreement” and “Related-Party Transactions—HLA Operating Agreement” in Part III, Item 13 for additional information.
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

Our Class B common stockholders collectively hold approximately 91.7% of the combined voting power of our common stock. As described in “Related-Party Transactions” in Part III, Item 13, certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLAI, our controlling stockholder. The parties to the stockholders agreement control over 90% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

When a Class B Holder exchanges Class B units pursuant to the exchange agreement, it will result in the redemption and cancellation of the corresponding number of shares of our Class B common stock in exchange for a cash payment of the par value of such shares and, therefore, will decrease the aggregate voting power of our Class B Holders.
Business Strategy
The alternative investment industry has experienced significant and consistent growth, which we expect to continue and contribute to our future growth. Given our leading market position and strong reputation in investing and client service, our objective is to continue to leverage the following strategic advantages to exceed the industry growth rate.
Develop innovative private markets solutions. Many of our clients engage us because of our ability to create customized programs that meet their particular investment needs and provide access to a broad spectrum of private markets investment opportunities. We believe that a broad range of solutions across almost every private markets asset class enables us to remain a leader in structuring private markets investment portfolios and to continue to provide the best solutions for our existing and future clients. We intend to continue to meet our clients’ demands for alternative investments via primary, secondary and direct/co-investment opportunities, which provide attractive return characteristics, as well as innovative specialized fund products, while at the same time allowing us to benefit from economies of scale. In addition, we intend to expand into adjacent asset classes, which will allow us to further broaden our solutions capabilities, diversify our business mix and allow us to benefit from growth in private markets asset classes, such as private debt.
Expand distribution channels. We continue to build a scalable, cost-effective global institutional sales organization, which provides us with a strong local presence in several markets. Our sales organization comprises a 48-person team across our business development and product groups dedicated to marketing our services and products globally. In addition, we intend to increase our profile with influential intermediaries that advise individual and institutional clients, particularly small and medium-sized institutions and high-net-worth families and family offices. We may also enter into strategic distribution partnerships with financial institutions in certain geographical regions and market sectors to gain access to their captive client bases. As we continue to explore different ways to access alternative distribution channels, we are also acting as “sub-advisor” for financial intermediaries with significant distribution strength. In this role, we perform a range of investment services from portfolio construction to investment management, while the distribution partner focuses on product distribution and client service. In the context of these partnerships, the distribution partner often aims to provide its clients with products under its own brand, which we achieve by rebranding our existing offerings or by creating customized offerings carrying the distribution partner’s name. We anticipate increasing sub-advisory opportunities as we continue to target high-net-worth individuals and families.
Diversify and grow client base. We aim to continue to expand our relationships with existing clients and intend to capitalize on significant opportunities in new client segments globally, such as smaller institutions and high-net-worth investors. We believe these investors offer an attractive opportunity to further diversify and grow our client base because many of them only recently have begun to invest in, or increase their allocations to, alternative investments.
Expand private markets solutions and products to defined contribution, retail and similar pools of investable assets. We believe we are pioneers in the creation, distribution, and management of products such as specialized secondaries, direct/co-investments and specialty credit strategies that are designed to serve defined contribution retirement plans and similar entities. Many of our defined contribution retirement plan clients are based outside of the United States, ranging across Australia, Europe, and Latin America, among other geographies. While these clients tend to have lower private markets allocations than those of defined benefit pension plans, their comfort with, interest in and allocations to private markets alternative investments have tended to increase over time, due in part to significant advancements in the areas of private markets data and benchmarking, where we believe we play a leading role. Therefore, we intend to continue to develop, market and manage investment solutions and products specifically aimed at helping these investors create appropriately structured private markets alternatives programs.
Expand globally. Over the past 16 years, we have substantially grown our global presence, both in terms of clients and investments, by expanding our international offices as well as our client presence. We have built a significant presence to serve clients in Europe, Latin America, the Middle East, Asia and Australia, and we have offices in London, Munich, Rio de Janeiro, Tel Aviv, Hong Kong, Seoul, Tokyo and Sydney. In each of these places, we serve major institutional clients, and we review and commit capital to established local private markets funds on behalf of our clients. Our aim is to continue expanding our global presence through further direct investment in personnel, development of client relationships and increased investments with, and direct and co-investments alongside, established private markets fund managers.
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
Leverage proprietary databases and analytics to enhance our existing service offerings and develop new products and services. When compared to more liquid investment areas, the private markets industry is characterized by the limited availability and inconsistency of quality information. We believe that the general trend toward transparency and consistency in private markets reporting will create new opportunities for us. We intend to use the advantages afforded to us by our proprietary databases, analytical tools and deep industry knowledge to drive our performance and provide our clients with customized solutions across private markets asset classes. We expect that our data and analytical capabilities will play an important role in continuing to differentiate our products and services from those of our competitors.

In addition to continually expanding our own database, we develop strategic partnerships with, and opportunistically seek minority stakes in, innovative solutions providers such as iLevel (data collection and reporting), Private Market Connect (data collection and management), DealCloud (investment workflow management), Black Mountain (allocation software) and Bison Cobalt (benchmarking and diligence).
Investment Types
We provide our clients access to private markets investment opportunities diversified across financing stages, geographic regions and industries through the investment types described below.

•
Primary Investments. Primary investments are investments in private markets funds at the time the funds are initially launched. At the time we commit capital to a fund on behalf of our specialized funds or customized separate accounts, the investments that the fund will make are generally not known and investors typically have very little or no ability to influence the investments that are made during the fund’s investment period. Primary funds usually have a contractual duration of between 10 and 15 years, with the capital deployed over a period of typically four to six years. For advisory and customized separate account clients, our investment recommendations and decisions are designed to achieve specific portfolio construction and return objectives mutually developed by us and the clients. Subject to specific client investment guidelines, we rarely invest in “first time” funds unless the management team has previously worked successfully together and built a credible and impressive track record.

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

Investment Process and Monitoring
Our investment team includes over 110 investment professionals and is divided into five dedicated teams for primary investments, secondary investments, direct/co-investments, real assets and research. Primary investments, secondary, direct/co-investments and real assets have their own discrete investment committees, although there is significant overlap among committee members.
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

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through December 31, 2017 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.

When considering the data presented below, you should note that the historical results of our discretionary investments are not indicative of the future results you should expect from such investments, from any future investment funds we may raise or from an investment in our Class A common stock, in part because:

•	market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;

•	the performance of our funds is generally calculated on the basis of the net asset value (“NAV”) of the funds’ investments, including unrealized gains, which may never be realized;

•	our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;

•	our newly established funds may generate lower returns during the period that they initially deploy their capital;

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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,171 bps
PEF V	2003	135	127	1.7	15.2%	952 bps	1,066 bps
PEF VI	2007	494	453	1.6	12.8%	200 bps	535 bps
PEF VII	2010	262	117	1.6	19.0%	354 bps	773 bps
PEF VIII	2012	427	5	1.7	19.3%	901 bps	1,270 bps
PEF IX	2015	517	14	1.5	50.3%	3,030 bps	3,145 bps
Secondaries
Pre-Fund	—	—	363	1.5	17.1%	1,320 bps	1,166 bps
Secondary Fund I	2005	360	353	1.2	5.2%	114 bps	341 bps
Secondary Fund II	2008	591	534	1.6	22.1%	687 bps	1,096 bps
Secondary Fund III	2012	909	207	1.7	30.2%	1,472 bps	1,941 bps
Secondary Fund IV	2016	1,917	45	1.4	37.9%	1,672 bps	1,751 bps
Co-investments
Pre-Fund	—	—	239	2.0	21.7%	1,716 bps	1,658 bps
Co-Investment Fund	2005	604	375	1.4	5.3%	(48) bps	196 bps
Co-Investment Fund II	2008	1,195	765	2.5	22.8%	1,035 bps	1,408 bps
Co-Investment Fund III	2014	1,243	15	5.1	136.9%	12,944 bps	13,530 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	27	1.3	24.5%	1,419 bps	1,871 bps
Strat Opps 2016	2016	214	32	1.2	44.9%	3,285 bps	3,804 bps
Strat Opps 2017	2017	435	—	—	—	—	—

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,171 bps	707 bps
PEF V	2003	135	132	1.7	1.6	14.7%	10.0%	875 bps	400 bps	987 bps	506 bps
PEF VI	2007	494	507	1.6	1.6	12.3%	9.5%	122 bps	(116) bps	456 bps	213 bps
PEF VII	2010	262	273	1.5	1.5	14.6%	10.2%	(2) bps	(439) bps	394 bps	(51) bps
PEF VIII	2012	427	318	1.2	1.2	11.8%	7.9%	(204) bps	(608) bps	90 bps	(318) bps
PEF IX	2015	517	263	1.2	1.2	20.1%	19.6%	247 bps	26 bps	422 bps	152 bps
Secondaries
Pre-Fund	—	—	363	1.5	N/A	17.1%	N/A	1,320 bps	N/A	1,166 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	114 bps	(58) bps	341 bps	161 bps
Secondary Fund II	2008	591	571	1.6	1.5	20.6%	14.6%	517 bps	(85) bps	931 bps	317 bps
Secondary Fund III	2012	909	797	1.4	1.3	19.9%	16.2%	601 bps	185 bps	979 bps	566 bps
Secondary Fund IV	2016	1,917	559	1.2	1.3	35.6%	70.5%	1,519 bps	4,905 bps	1,608 bps	4,905 bps
Co-investments
Pre-Fund	—	—	244	2.0	N/A	21.4%	N/A	1,650 bps	N/A	1,601 bps	N/A
Co-Investment Fund	2005	604	577	1.1	1.0	1.4%	0.0%	(472) bps	(641) bps	(220) bps	(394) bps
Co-Investment Fund II	2008	1,195	1,129	2.1	1.8	20.2%	16.3%	762 bps	361 bps	1,136 bps	730 bps
Co-Investment Fund III	2014	1,243	1,173	1.3	1.3	22.9%	18.0%	715 bps	219 bps	951 bps	430 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. ML HY II PME	Net Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.2	1.2	16.2%	12.6%	599 bps	240 bps	1,021 bps	657 bps
Strat Opps 2016	2016	214	213	1.2	1.1	16.9%	14.5%	776 bps	557 bps	1,122 bps	913 bps
Strat Opps 2017	2017	435	271	1.0	1.0	8.9%	9.1%	429 bps	315 bps	486 bps	476 bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to December 31, 2017. The returns are net of management fees, carried interest and expenses charged by the underlying fund managers, but do not include our management fees, carried interest or expenses. Our IRR would decrease with the inclusion of our management fees, carried interest and expenses.
The “Realized IRR” represents the pooled IRR for those discretionary investments that we consider realized for purposes of our track record, which are investments where the underlying investment fund has been fully liquidated, has generated a distributions to paid-in capital ratio (“DPI”) greater than or equal to 1.0, or is older than six years and has a residual value to paid-in capital ratio (“RVPI”) less than or equal to 0.2. Hamilton Lane Secondary Realized includes investments that have been fully liquidated, have a DPI greater than or equal to 1.0, or a RVPI less than or equal to 0.2. Hamilton Lane Realized Co-Investment and Hamilton Lane Realized Strategic Opportunities include investments that have been fully liquidated or have a DPI greater than or equal to 1.0. “Unrealized” includes all investments that do not meet the aforementioned criteria. DPI represents total distributions divided by total invested capital. RVPI represents the remaining market value divided by total invested capital. “Capital Invested” refers to the total amount of all investments made by a fund, including commitment-reducing and non-commitment-reducing capital calls. “Multiple” represents total distributions from underlying investments to the fund plus the fund’s market value divided by total contributed capital. “Gross Multiple” is presented net of management fees, carried interest and expenses charged by the fund managers of the underlying investments.
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

Assets Under Management and Advisement
As of March 31, 2018, we had total AUA and AUM of approximately $451 billion, of which $54 billion represents AUM from our customized separate accounts and specialized funds, and $397 billion represents AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
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
Our AUM has grown from approximately $29 billion as of March 31, 2014 to approximately $54 billion as of March 31, 2018, representing a CAGR of 17%. The following chart summarizes this growth.
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
Assets related to our advisory accounts have increased from approximately $157 billion as of March 31, 2014, to approximately $397 billion as of March 31, 2018, representing a CAGR of 26%. Our AUA clients are predominately large institutional investors with 48% of AUA related to public pension funds and 38% related to sovereign wealth funds. Our AUA is diversified across geographies with nearly 50% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2014.
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
As of March 31, 2018, our fee-earning AUM was approximately $31 billion compared to $54 billion in AUM. The difference is due primarily to $18 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by $3 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $8 billion is non fee-earning AUM.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2014.
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
As of March 31, 2018, our client and investor base included over 450 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 5% of management and advisory fee revenues. Approximately 42% of our fiscal 2018 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our revenue base is recurring and, based on the long-term nature of our funds as well as long-term relationships with many of our clients, provides highly predictable cash flows. For the year ended March 31, 2018, our top 10 clients generated approximately 23% of management and advisory fee revenues, and our top 20 clients generated approximately 36% of management and advisory fee revenues.
Sales and Marketing
Our business development group consists of 21 employees around the world, including in the United States, United Kingdom, Hong Kong, Japan, South Korea, Brazil, Israel and Australia. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in less developed private equity markets such as Asia and Australia. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we use third-party distributors in Asia and Latin America (other than Brazil).
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
Client Service
Our client service group includes 79 employees located in the United States, United Kingdom, Japan, Hong Kong, Brazil, Israel and South Korea. At the beginning of the engagement for each advisory account and customized separate account, a member of the relationship management group is assigned as the principal contact person with that client. The relationship managers take primary responsibility for working with the clients to design their strategic plans and to implement those plans in accordance with investment guidelines agreed to by us and the clients. The relationship managers work directly with our allocation committee to ensure that all investment opportunities that are appropriate for their clients are considered. The relationship managers communicate and meet regularly with their clients to discuss potential investments that we are currently considering, funds expected to be raised in the next 12 months, the current status of the clients’ portfolios, investment strategies and overall market conditions.
Within the client service group, our portfolio management services group is dedicated to tracking and reporting on primary investments, secondary investments and direct/co-investments that we manage for our clients. This group also uses the services of third-party administrators and analysts, particularly with respect to specialized funds. We maintain a disciplined investment monitoring process designed to adapt portfolio allocation to enhance returns in our advisory and customized separate account portfolios, as well as in our specialized funds. Once a primary or secondary investment is closed, we have frequent conversations with private markets fund managers, hold periodic in-person meetings and attend annual meetings and advisory board meetings. This process generally is led by members of the investment team but also includes members of the relationship management team as well as other members of the senior management team. We have active advisory board seats on behalf of our clients and participate on numerous valuation committees.
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
Specialized Funds
Since 1997, we have sponsored 18 primary funds, four secondary funds, five direct/co-investment funds, four Strategic Opportunities funds and one Small Business Investment Company fund. The terms of each fund vary. We have described below the key terms of these funds.
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

Legal and Compliance
Our legal team includes 11 attorneys located primarily in our corporate headquarters in Bala Cynwyd, Pennsylvania. Most of our customized separate account clients and certain of our advisory clients rely on us to review, analyze and negotiate the terms of the documents relating to primary, secondary and direct/co-investments. Working together with our investment teams, our attorneys negotiate directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct/co-investments. Our attorneys also review and make recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our legal team is responsible for preparing, reviewing and negotiating all documents relating to the formation and operation of our funds. We utilize the services of outside counsel as we deem necessary.
Our compliance team consists of eight employees, and our chief compliance officer reports to our general counsel. Our chief compliance officer has day-to-day management responsibility for the compliance team. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton Lane Securities, LLC, our SEC- and FINRA-registered broker-dealer affiliate through which we offer interests in our specialized funds.
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
Employees
We currently have approximately 340 employees. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Available Information
Our website is located at www.hamiltonlane.com, and our investor relations website is located at http://ir.hamiltonlane.com. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on our investor relations website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by subscribing to email alerts. We also make certain corporate governance documents available on our investor relations website, including board committee charters and our code of conduct and ethics.
The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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
We have a Term Loan and Security Agreement (the “Term Loan Agreement”) and a Revolving Loan and Security Agreement (the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the “Loan Agreements”) with First Republic Bank (“First Republic”). The Term Loan Agreement provides for a term loan facility in an aggregate principal amount of $75 million and also contains an accordion feature that allows us to increase the commitment under the facility by up to $25 million under certain conditions (the “Term Loan Facility”). At March 31, 2018, approximately $74.0 million remained outstanding under the Term Loan Facility. The Revolving Loan Agreement provides for a revolving credit facility up to an aggregate principal amount of $25 million (the “Revolving Loan Facility”). At March 31, 2018, we had an outstanding balance on the Revolving Loan Facility of approximately $10.5 million.
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
We may be unable to remain in compliance with the financial or other covenants contained in the Loan Agreements.
The Loan Agreements contain financial and other covenants that impose requirements on us and limit our ability to engage in certain transactions or activities. There can be no assurance that we will be able to maintain leverage levels in compliance with the financial covenants included in the Loan Agreements. Any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default under the Loan Agreements. If such a failure were to occur, there can be no assurance that we would be able to obtain a waiver, refinance or obtain a replacement for such facility on favorable terms, or at all.
Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business.
The terms of certain of our indebtedness, including pursuant to the Loan Agreements, contain, and any future debt instruments may contain, various provisions that limit our and our subsidiaries’ ability to, among other things:

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

These restrictions may limit our flexibility in operating our business. Furthermore, any violation of these or other covenants in the Loan Agreements could result in a default or event of default. Our obligations under the Loan Agreements are secured by substantially all of our assets. In the case of an event of default, creditors may exercise rights and remedies, including the rights and remedies of a secured party, under such agreements and applicable law. See “—We may be unable to remain in compliance with the financial or other covenants contained in the Loan Agreements.”
Dependence on leverage by certain funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized funds and customized separate accounts to achieve attractive rates of return on those investments.
Certain of the specialized funds we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on leverage. Fourteen of our specialized funds have an aggregate of $1.2 billion of credit lines that are available for cash flow management in funding select investment opportunities for those vehicles. As of March 31, 2018, these funds had an aggregate outstanding balance of approximately $395 million on those credit lines. The total capital committed for the 14 funds to which the credit lines are linked is approximately $7.3 billion. If our specialized funds or the companies in which our specialized funds or customized separate accounts invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.
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
In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political developments. In addition, during periods of difficult market conditions or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation may result in lower investment returns for the private markets funds or portfolio companies in which our specialized funds and customized separate accounts invest, which consequently would materially and adversely affect investment returns for our specialized funds and customized separate accounts. Furthermore, if the portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm.
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
Before making or recommending investments for our clients, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts or issues (including fraud) that are necessary or helpful in evaluating such investment opportunity, and we may not identify or foresee future developments that could have a material adverse effect on an investment. Moreover, such an investigation will not necessarily result in the investment ultimately being successful. In addition, a substantial portion of our specialized funds are funds-of-funds, and therefore we are dependent on the due diligence investigation of the general partner or co-investment partner leading such investment. We have little or no control over their due diligence process, and any shortcomings in their due diligence could be reflected in the performance of the investment we make with them on behalf of our clients. Poor investment performance could lead clients to terminate their agreements with us and/or result in negative reputational effects, either of which could materially and adversely affect our business, financial condition and results of operations.
In addition, we may also be adversely affected if there is misconduct by personnel at companies in which our specialized funds, customized separate accounts or advisory accounts invest. For example, financial fraud or other deceptive practices, or failures by personnel at such companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements, could cause significant reputational and business harm to us. Such misconduct may undermine our due diligence efforts with respect to such companies and could negatively affect the valuations of investments in such companies.
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
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof, including with respect to the U.S. federal income tax reform legislation known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Act”) and resulted in fundamental changes to the Code. Changes resulting from the Tax Act include a reduction to the federal corporate income tax rate, partial limitation on the deductibility of business interest expense, a longer three-year holding period requirement for carried interest to be treated as long-term capital gain, limitations on the use, carryback and carryforward of net operating losses and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. The exact impact of the Tax Act is still unclear and difficult to quantify, but these changes could materially and adversely affect our investors, the companies in which our funds invest, or us. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition.

Our advisory and investment management businesses are subject to regulation in the United States, including by the Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act of 1940 (the “Investment Advisers Act”), the Securities Act, the Code, the Commodity Exchange Act, and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In the wake of highly publicized financial scandals, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of new and proposed regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular has increased its regulation of the asset management and private equity industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our specialized funds or customized separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The pending exit of the United Kingdom from the European Union (“EU”) may subject us to new and increased regulations if we can no longer rely on “passporting” privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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
In the EU, the Markets in Financial Instruments Directive II (“MiFID II”), which came became effective on January 3, 2018, requires, among other things, all MiFID investment firms to comply with more prescriptive disclosure, transparency, reporting and recordkeeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID, we have implemented revised policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II will result in greater overall complexity, higher compliance and administration and operational costs and less overall flexibility.
In addition, the EU General Data Protection Regulation (“GDPR”) replaced a pre-existing data protection directive and, as a regulation, had direct effect in all EU member states beginning May 25, 2018. The GDPR introduces new obligations and expands its territorial reach. It applies to all organizations processing or holding personal data of EU ‘data subjects’ (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Personal data is information that can be used to identify a natural person, including a name, a photo, an email address, or a computer IP address. Compliance with the GDPR requires companies to analyze and evaluate how they handle data in the ordinary course of their business, from processes to technology. It imposes a prescriptive approach to compliance requiring organizations to demonstrate and record compliance and to provide much more detailed information to data subjects regarding processing. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. As with any other organization that holds personal data of EU data subjects, we have to comply with the GDPR because, among other things, we process European individuals’ personal data in the U.S. via our global technology systems. Financial regulators and data protection authorities throughout the EU have significantly increased audit and investigatory powers under GDPR to probe how personal data is being used and processed. Penalties for non-compliance are material. Serious breaches of GDPR include fines on companies of up to the greater of €20 million or 4% of global group turnover in the preceding year, regulatory action and reputational risk.
Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The

FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.
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
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the EU, the EEA, the individual member states of each of the EU and EEA, Hong Kong, Korea, Brazil and Japan, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.

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
Risks Related to Our Organizational Structure
We have incurred and will continue to incur increased costs as a result of becoming a public company and in the administration of our organizational structure.
As a public company, we incur significant legal, accounting, insurance and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the SEC. We also incur ongoing periodic expenses in connection with the administration of our organizational structure.

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
We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance on desired terms. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors or our board committees or to serve as executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. As an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.
To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal controls can divert our management’s attention from other matters that are important to the operation of our business. A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. In the future when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources and could lead to a decline in our stock price.
We are a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, qualify for, and intend to continue to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Holders of our Class B common stock, which is not publicly traded, control a majority of the voting power of our outstanding common stock. As a result, we qualify as a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board by independent directors and (iii) we have a compensation committee that is composed entirely of independent directors.
We have elected to rely on these exemptions and expect to continue to do so. As a result, we do not have a majority of independent directors, our compensation committee does not consist entirely of independent directors and our directors are not nominated or selected by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
The IRS might challenge the tax basis step-up we received in connection with our IPO and the related transactions and in connection with subsequent acquisitions of membership units in HLA.
We used a portion of the proceeds from our IPO to purchase membership units in HLA from certain of the legacy direct or indirect members of HLA, which resulted in an increase in our share of the tax basis of the assets of HLA that otherwise would not have been available. The HLA membership units held directly or indirectly by the members of HLA other than HLI, including members of our senior management team, may in the future be exchanged for shares of our Class A common stock or, at our election, for cash. Similar to our initial purchase of membership units, those exchanges are also likely to result in increases in our share of the tax basis of the assets of HLA that otherwise would not have been available. The increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although it is possible that the IRS might challenge all or part of that tax basis increase, and a court might sustain such a challenge. Our ability to achieve benefits from any tax basis increase will depend upon a number of factors, as discussed below, including the timing and amount of our future income.
We are required to pay over to legacy direct or indirect members of HLA most of the tax benefits we receive from tax basis step-ups attributable to our acquisition of membership units of HLA, and the amount of those payments could be substantial.
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
The actual increase in tax basis, as well as the amount and timing of any payments under the tax receivable agreement, will vary depending on a number of factors, including, but not limited to, the price of our Class A common stock at the time of the purchase or exchange, the timing of any future exchanges, the extent to which exchanges are taxable, the amount and timing of our income and the tax rates then applicable. We expect that, as a result of the increases in the tax basis of the tangible and intangible assets of HLA attributable to the exchanged HLA interests, the payments that we may make to the legacy direct or indirect members of HLA could be substantial. There may be a material negative effect on our liquidity if, as described below, the payments under the tax receivable agreement exceed the actual benefits we receive in respect of the tax attributes subject to the tax receivable agreement and/or distributions to us by HLA are not sufficient to permit us to make payments under the tax receivable agreement.

In certain circumstances, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual tax benefits we realize.
The tax receivable agreement provides that if we exercise our right to early termination of the tax receivable agreement, in whole or in part, we experience a change in control, or we materially breach our obligations under the tax receivable agreement, we will be obligated to make an early termination payment to the legacy direct or indirect members of HLA equal to the net present value of all payments that would be required to be paid by us under the tax receivable agreement. The amount of such payments will be determined on the basis of certain assumptions in the tax receivable agreement, including (i) the assumption (except in the case of a partial termination) that we would have enough taxable income in the future to fully utilize the tax benefit resulting from any increased tax basis that results from an exchange and (ii) the assumption that any units (other than those held by Hamilton Lane Incorporated) outstanding on the termination date are deemed to be exchanged for shares of Class A common stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
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
In certain circumstances, HLA is required to make distributions to us and the direct and indirect owners of HLA, and the distributions that HLA will be required to make may be substantial.
HLA is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including us. Pursuant to the HLA Operating Agreement, HLA makes pro rata cash distributions, or tax distributions, to the members, including us, calculated using an assumed tax rate, to help each of the members to pay taxes on such member’s allocable share of the cumulative taxable income, reduced by cumulative taxable losses. Under applicable tax rules, HLA is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions are determined based on the member who is allocated the largest amount of taxable income on a per unit basis and on an assumed tax rate that is the highest possible rate applicable to any member, but are made pro rata based on ownership, HLA is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that HLA would have paid if it were taxed on its net income at the assumed rate. The pro rata distribution amounts will also be increased if and to the extent necessary to ensure that the amount distributed to HLI is sufficient to enable HLI to pay its actual tax liabilities and its other expenses and costs (including amounts payable under the tax receivable agreement).
Funds used by HLA to satisfy its tax distribution obligations are not available for reinvestment in our business. Moreover, the tax distributions HLA is required to make may be substantial, and may exceed (as a percentage of HLA’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments are calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments will likely significantly exceed the actual tax liability for many of the legacy owners of HLA.
As a result of (i) potential differences in the amount of net taxable income allocable to us and to the direct and indirect owners of HLA, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating HLA’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the tax receivable agreement. If we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to HLA, the existing owners of HLA would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their Class B units or Class C units.
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

We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either Hamilton Lane Incorporated or HLA is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. HLA does not have significant assets other than its equity interests in certain wholly owned subsidiaries, which in turn have no significant assets other than general partner interests in the specialized funds we sponsor. These wholly owned subsidiaries are the sole general partners of the funds and are vested with all management and control over the funds. We do not believe the equity interests of HLA in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the funds are investment securities. Hamilton Lane Incorporated’s unconsolidated assets consist primarily of cash, a deferred tax asset and Class A units of HLA, which represent the managing member interest in HLA. Hamilton Lane Incorporated is the sole managing member of HLA and holds an approximately 42.1% economic interest in HLA. As managing member, Hamilton Lane Incorporated exercises complete control over HLA. As such, we do not believe Hamilton Lane Incorporated’s managing member interest in HLA is an investment security. Therefore, we believe that less than 40% of Hamilton Lane Incorporated’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe Hamilton Lane Incorporated is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that Hamilton Lane Incorporated will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause Hamilton Lane Incorporated to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among HLA, us or our senior management team, or any combination thereof and materially and adversely affect our business, financial condition and results of operations.
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
Members of our senior management team beneficially own approximately 46% of the outstanding units in HLA. Because they hold their economic interest in HLA directly through existing holding companies rather than through ownership of shares of our Class A common stock, the members of our senior management team may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior management team have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
Holders of our Class A common stock and Class B common stock vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and

Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to ten votes until a Sunset becomes effective. See “Organizational Structure—Class A and Class B Common Stock.” After a Sunset becomes effective, each share of our Class B common stock will entitle its holder to one vote. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have agreed to vote all of their shares in accordance with the instructions of HLA Investments, LLC (“HLAI”), and will therefore be able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions. See “Stockholders Agreement” in Part III, Item 13. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our Company views, the superior voting rights and implicit control of the Class B common stock to have value.
The historical financial information in this Form 10-K may not permit you to assess our future performance, including our costs of operations.
The historical financial information in this Form 10-K for periods before our IPO does not reflect the added costs we incur as a public company or the resulting changes that have occurred or will occur in our capital structure and operations. For more information on our historical financial information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the historical consolidated financial statements in Part II, Item 8 of this Form 10-K.
We are an emerging growth company, and reduced reporting and disclosure requirements applicable to emerging growth companies could make our Class A common stock less attractive to investors.
We are an “emerging growth company” under applicable securities laws and, for as long as we continue to be an emerging growth company, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of our IPO, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our Class A common stock held by non-affiliates is at least $700 million as of the end of the second quarter of that fiscal year. We cannot predict if investors will find our Class A common stock less attractive due to our decision to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.
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
The approximately 30.6 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders, respectively, will be eligible for resale from time to time, subject to certain contractual, exchange timing and volume, and Securities Act restrictions.
We have entered into a registration rights agreement with certain Class B Holders who are significant outside investors, members of management and significant employee owners. Under that agreement, subject to certain limitations, these persons have the ability to cause us to register the resale of shares of our Class A common stock that they acquire upon exchange of their Class B units and Class C units in HLA.
We expect to continue to pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware and Pennsylvania law.
Since our IPO, our board of directors has declared regular quarterly dividends on our Class A common stock. Although we expect to continue to pay cash dividends to our stockholders, our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of HLA to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the tax receivable agreement) and pay dividends to our stockholders. We expect to cause HLA to make distributions to its members, including us. However, the ability of HLA to make such distributions will be subject to its operating results, cash requirements and financial condition and applicable Pennsylvania law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
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
The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If securities or industry analysts stop their coverage of us or additional securities and industry analysts fail to cover us in the future, the trading price for our Class A common stock would be negatively affected. If any analyst or analysts who cover us downgrade our Class A common stock, changes their opinion of us or publishes inaccurate or unfavorable research about our business, our stock price may decline. If any analyst or analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties
We lease our corporate headquarters and principal offices, which are located at One Presidential Boulevard, Bala Cynwyd, Pennsylvania 19004. We also lease additional office space in Bala Cynwyd, Pennsylvania, as well as Hong Kong, London, Miami, Munich, New York, Portland (Oregon), Rio de Janeiro, San Diego, San Francisco, Seoul, Sydney, Herzliya, Israel (a suburb of Tel Aviv) and Tokyo. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings
In the ordinary course of business, we may be subject to various legal, regulatory and/or administrative proceedings from time to time. Currently, there are no material proceedings pending or, to our knowledge, threatened against us.
Item 4: Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A common stock began trading on the Nasdaq Global Select Market under the symbol “HLNE” on March 1, 2017. Prior to that date, there was no public trading market for shares of our Class A common stock.

The table below shows the highest and lowest prices paid per share for our Class A common stock in the period since our IPO.

	Highest	Lowest
Fiscal 2017
Fourth quarter (from March 1)	$19.66	$17.74
Fiscal 2018
First quarter	$22.44	$17.32
Second quarter	$26.92	$21.36
Third quarter	$36.01	$25.50
Fourth quarter	$40.43	$30.52

There is no established public trading market for our Class B common stock. Class B common stock may not be transferred independently of the corresponding Class B units, which are subject to significant restrictions on transfer as set forth in the HLA Operating Agreement.

Holders of Record

As of June 11, 2018, there were 15 stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of June 11, 2018, there were 37 stockholders of record of our Class B common stock.

Dividend Policy

We declared and paid dividends of $0.175 per share of Class A common stock for each of our first four fiscal quarters as a public company. On June 7, 2018, we declared a quarterly dividend of $0.2125 per share of Class A common stock to record holders at the close of business on June 18, 2018. The payment date will be July 6, 2018. We do not pay dividends on our Class B common stock.
The declaration and payment by us of any future dividends to holders of our Class A common stock is at the sole discretion of our board of directors. Our board intends to cause us to continue to pay a comparable cash dividend on a quarterly basis. Subject to funds being legally available, we intend to cause HLA to make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement, and to pay our corporate and other overhead expenses, including dividend payments to our stockholders.

Equity Compensation Plan Information

The following table provides certain information with respect to the Hamilton Lane Incorporated 2017 Equity Incentive Plan, as amended (the “2017 Equity Plan”), the only equity compensation plan in effect as of March 31, 2018, which was approved by our sole stockholder prior to our IPO.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved By Stockholders	—	—	3,277,862	(1)
(1) Consists of shares of Class A common stock available for issuance.

Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on March 1, 2017 (the date our Class A common stock began trading on the Nasdaq Stock Market) through March 31, 2018, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 1, 2017, and dividends reinvested in the security or index.
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

	3/1/17	3/31/17	6/30/17	9/30/17	12/31/17	3/31/18
Hamilton Lane Incorporated	$100.00	$103.61	$123.02	$151.33	$200.50	$211.93
S&P 500	100.00	98.75	101.78	106.34	113.4	112.54
Dow Jones US Asset Managers Index	100.00	96.85	105.36	112.43	122.27	120.71

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2018	—	$—	—	—
February 1-28, 2018	—	$—	—	—
March 1-31, 2018	152,272	$38.07	—	—
Total	152,272	$38.07
(1) Includes shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under the Company’s 2017 Equity Plan.

Item 6. Selected Financial Data

The following selected consolidated income statement data for the years ended March 31, 2018, 2017, and 2016 and the selected consolidated balance sheet data as of March 31, 2018 and 2017 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated income statement data for the years ended March 31, 2015 and 2014, and the selected consolidated balance sheet data as of March 31, 2016, 2015 and 2014 are derived from our audited consolidated financial statements not included in this Form 10-K. This information should be read in conjunction with, and is qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended March 31,
	2018	2017		2016	2015	2014
Income Statement Data	(in thousands, except per share amounts)
Revenues
Management and advisory fees	$195,030	$172,674		$157,630	$145,876	$130,455
Incentive fees	49,003	7,146		23,167	9,509	9,309
Total revenues	244,033	179,820		180,797	155,385	139,764
Total expenses	121,080	103,705		118,963	87,022	80,710
Total other income (expense)	16,677	(1,361)		(5,113)	3,622	7,845
Income before income taxes	139,630	74,754		56,721	71,985	66,899
Income tax expense (benefit)	33,333	316		869	483	(128)
Net income	106,297	74,438		55,852	71,502	67,027
Less: Income attributable to non-controlling interests	88,956	73,826		55,852	71,502	67,027
Net income attributable to Hamilton Lane Incorporated	$17,341	$612		$—	$—	$—
Earnings per share of Class A common stock:
Basic	$0.94	$0.03	(1)
Diluted	$0.93	$0.03	(1)
Dividends declared per share of Class A common stock	$0.70	$—
Non-GAAP Financial Measures
Fee Related Earnings(2)	81,223	72,252		70,381	63,396	54,256
Adjusted EBITDA(2)	132,586	83,031		67,785	73,707	64,119
Other Data
Compensation expense on deferred incentive fee revenue(3)	—	—		20,348	—	—
Balance Sheet Data
Cash and cash equivalents	$47,596	$32,286		$68,584	$67,089	$75,818
Investments	137,253	120,147		102,749	103,360	92,123
Total assets	293,795	240,617		196,636	201,500	195,231

Deferred incentive fee revenue	6,245	45,166		45,166	1,960	—
Debt	84,162	84,310		243,317	107,719	122,426
Total liabilities	157,721	153,990		308,574	127,810	138,119

Total equity (deficit)	136,074	86,627		(111,938)	73,690	57,112
Total liabilities and equity	293,795	240,617		196,636	201,500	195,231

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

(3)
In accordance with our accounting policy with respect to the recognition of incentive fee income, we did not recognize $41.5 million in carried interest distributions received from specialized funds in fiscal 2016, as all contingencies had not been resolved. However, incentive fee compensation expense of $20.3 million related to the receipt of this carried interest was recognized in fiscal 2016 as we believe it is probable that we will incur the expenses. We reduced the deferred incentive fee revenue balance in fiscal 2018 by $38.9 million from the recognition of the deferred carried interest in that period.

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
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2018, fiscal 2017 and fiscal 2016 are to our fiscal years ended March 31, 2018, 2017 and 2016, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $43 billion of our AUM as of March 31, 2018.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $11 billion of our AUM as of March 31, 2018.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $397 billion of AUA as of March 31, 2018.

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

Key Transactions
2018 Offering

In March 2018, we and certain selling stockholders completed a registered offering of an aggregate of 4,531,001 shares of Class A common stock at a price of $34.25 per share (the “2018 Offering”). The purpose of the 2018 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 696,315 shares held by the selling stockholders and (ii) 3,834,686 newly issued shares by us. We received approximately $125.2 million in proceeds from the sale of our shares, net of underwriting discounts and commissions and estimated offering expenses, and used all of the net proceeds to settle in cash exchanges by certain members of HLA of a total of 2,235,187 Class B units and 1,599,499 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholders. See “—HLA Operating Agreement,” “—Exchange Agreement” and “—2018 Offering” under the heading “Related-Party Transactions” included in Part III, Item 13.

New Term Loan and Revolving Credit Facility

In August 2017, we entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) and a Revolving Loan and Security Agreement (the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the “Loan Agreements”) with First Republic Bank (“First Republic”) for $75.0 million and total availability of $25.0 million, respectively. At closing, we borrowed $85.5 million under the Loan Agreements, which was utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility.

Acquisition

In August 2017, we acquired substantially all of the assets of Real Asset Portfolio Management LLC (“RAPM”), a Portland, Oregon-based investment management firm focused exclusively on real assets, for a total aggregate purchase price of approximately $5.8 million, of which $5.2 million was paid in cash with the remainder settled in 27,240 shares of Class A common stock valued at approximately $0.6 million. An additional amount, currently estimated at approximately $6.1 million, is payable as compensation to the principals of RAPM who are now employees and is contingent upon those individuals remaining employed through the expected payment date in October 2018.

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

Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs, amortization of original issue discount and the write-off of deferred financing costs due to the repayment of previously outstanding debt.
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

Annual Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for each of the years in the three-year period ended March 31, 2018. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Year Ended March 31,
	2018	2017	2016

	(in thousands)
Revenues
Management and advisory fees	$195,030	$172,674	$157,630
Incentive fees	49,003	7,146	23,167
Total revenues	244,033	179,820	180,797
Expenses
Compensation and benefits	82,868	72,116	92,065
General, administrative and other	38,212	31,589	26,898
Total expenses	121,080	103,705	118,963
Other income (expense)
Equity in income of investees	17,102	12,801	1,518
Interest expense	(5,989)	(14,565)	(12,641)
Interest income	528	320	194
Other non-operating income	5,036	83	5,816
Total other income (expense)	16,677	(1,361)	(5,113)
Income before income taxes	139,630	74,754	56,721
Income tax expense	33,333	316	869
Net income	106,297	74,438	55,852
Less: Income (loss) attributable to non-controlling interests in general partnerships	2,448	1,192	(1,255)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	86,508	72,634	57,107
Net income attributable to Hamilton Lane Incorporated	$17,341	$612	$—

Revenues

	Year Ended March 31,
	2018	2017	2016

	(in thousands)
Management and advisory fees
Customized separate accounts	$79,144	$71,261	$67,879
Specialized funds	83,151	74,675	62,340
Advisory and reporting	28,359	23,798	22,536
Distribution management	4,376	2,940	4,875
Total management and advisory fees	195,030	172,674	157,630
Incentive fees	49,003	7,146	23,167
Total revenues	$244,033	$179,820	$180,797

Year ended March 31, 2018 compared to year ended March 31, 2017
Total revenues increased $64.2 million, or 36%, to $244.0 million, for fiscal 2018 compared to fiscal 2017, due to higher incentive fees and management and advisory fees.
Management and advisory fees increased $22.4 million, or 13%, to $195.0 million for fiscal 2018 compared to fiscal 2017. This increase was driven by specialized funds revenue, which increased by $8.5 million compared to the prior year, due primarily to a $7.5 million increase in revenue from our latest secondary fund, which added $0.5 billion in fee-earning AUM in fiscal 2018. Included in our latest secondary fund’s revenue for the period was $5.8 million in retroactive fees compared to $2.9 million in retroactive fees in the prior year period. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $7.9 million in fiscal 2018 due to a $2.9 billion increase in fee-earning AUM from the addition of several new accounts and additional allocations from existing accounts during the fiscal year. Customized separate account revenue for fiscal 2018 included $1.4 million from accounts added in the RAPM acquisition. Advisory and reporting fees increased $4.6 million for fiscal 2018 compared to fiscal 2017 due primarily to the addition of new accounts as compared to the prior fiscal year. Distribution management revenue increased $1.4 million in fiscal 2018 compared to the prior year due to higher stock distribution activity and the related fees earned from this business.
Incentive fees increased $41.9 million to $49.0 million for fiscal 2018, due primarily to $40.6 million of deferred incentive fees recognized, which related to one of our co-investment funds in the period. The $40.6 million recognition of carried interest did not result in cash incentive fee payments for the period, as $1.7 million was attributable to non-controlling interests and $38.9 million was related to the $41.5 million of incentive fee payments that were received in fiscal 2016 but were not recognized as revenue in that period.
Year ended March 31, 2017 compared to year ended March 31, 2016
Total revenues decreased $1.0 million, or 1%, to $179.8 million, for fiscal 2017 compared to fiscal 2016, due primarily to lower incentive fees.
Management and advisory fees increased $15.0 million, or 10%, to $172.7 million for fiscal 2017 compared to fiscal 2016. This increase was driven by specialized funds revenue, which increased by $12.3 million compared to the prior year, due primarily to a $14.9 million increase in revenue from our latest secondary fund, including $2.9 million in retroactive fees. This fund added $1.2 billion in fee-earning AUM in fiscal 2017. The revenue increase from our latest secondary fund was partially offset by $3.7 million in retroactive fees from our latest direct/co-investment fund in the prior year period. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $3.4 million in fiscal 2017 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior fiscal year. Advisory and reporting fees increased $1.3 million for fiscal 2017 compared to fiscal 2016 due primarily to the addition of new reporting accounts. These increases were partially offset by a decrease in distribution management revenue of $1.9 million in fiscal 2017 compared to the prior year due to lower stock distribution activity and the related fees earned from this business.

Incentive fees decreased $16.0 million to $7.1 million for fiscal 2017, due primarily to the recognition of $15.7 million in carried interest from one of our secondary funds in the prior year period, which included the preferred return general partner catch-up.
Expenses
Year ended March 31, 2018 compared to year ended March 31, 2017
Total expenses increased $17.4 million, or 17%, for fiscal 2018 compared to fiscal 2017 due to increases in base compensation and general, administrative and other expenses.
Compensation and benefits expenses increased $10.8 million, or 15%, to $82.9 million for fiscal 2018 compared to fiscal 2017, due to increased base compensation and contingent compensation related to the acquisition of RAPM in fiscal 2018. Base compensation increased $6.2 million, or 9%, for fiscal 2018 compared to fiscal 2017, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Contingent compensation related to the RAPM acquisition was $3.4 million for fiscal 2018. Incentive compensation increased $0.3 million for fiscal 2017 compared to fiscal 2016 due to increased incentive fee revenue. Equity-based compensation increased $0.9 million, or 18%, for fiscal 2018 compared to fiscal 2017 as a result of the amortization of equity awards, which have increased in recent years. The $82.9 million of compensation expense reported above excludes compensation expense related to the $40.6 million recognition of incentive fees from one of our co-investment funds. The compensation expense related to these incentive fees was recognized in fiscal 2016 when the incentive fee payments were received. Of the $10.4 million of incentive fee compensation and the $9.9 million of base compensation and benefits recognized in advance of the associated revenue in fiscal 2016, $10.2 million and $9.8 million, respectively, was related to the $40.6 million of incentive fees recognized in this period.
General, administrative and other expenses increased $6.6 million for fiscal 2018 compared to fiscal 2017. This change consisted primarily of a $4.2 million increase in consulting and professional fees, which included $3.6 million in fees related to Private Market Connect (“PMC”), our new joint venture, as well as increases in legal and recruiting fees.
Year ended March 31, 2017 compared to year ended March 31, 2016
Total expenses decreased $15.3 million, or 13%, for fiscal 2017 compared to fiscal 2016 due primarily to decreased compensation and benefits expense.
Compensation and benefits expenses decreased $19.9 million, or 22%, to $72.1 million for fiscal 2017 compared to fiscal 2016, due primarily to decreased incentive plan and bonus expense. Base compensation decreased $6.2 million, or 9%, for fiscal 2017 compared to fiscal 2016 due primarily to the receipt of additional amounts of carried interest in the prior fiscal year, which generated higher bonus expense of $12.4 million. This was partially offset by increased salary expense due to additional headcount in fiscal 2017 compared to the prior fiscal year and a $1.9 million expense incurred to induce members of HLA to exchange their HLA units for HLI common stock in the Reorganization. Incentive compensation decreased $14.7 million for fiscal 2017 compared to fiscal 2016, due primarily to the $10.4 million of deferred incentive fee compensation in the prior fiscal year. Equity-based compensation increased $1.0 million, or 25%, for fiscal 2017 compared to fiscal 2016, as a result of the amortization of equity awards, which have increased in recent years.
General, administrative and other expenses increased $4.7 million for fiscal 2017 compared to fiscal 2016. This change consisted primarily of a $4.1 million increase in consulting and professional fees due to increased accounting and audit fees primarily related to the IPO.

Other Income (Expense)
The following shows the equity in income (loss) of investees included in other income (expense):

	Year Ended March 31,
	2018	2017	2016

	(in thousands)
Equity in income of investees
Primary funds	$2,516	$2,060	$609
Direct/co-investment funds	5,915	4,652	(1,455)
Secondary funds	2,088	1,275	222
Customized separate accounts	7,071	5,125	2,142
Other equity method investments	(488)	(311)	—
Total equity in income of investees	$17,102	$12,801	$1,518

Year ended March 31, 2018 compared to year ended March 31, 2017
Other income (expense) increased $18.0 million to $16.7 million for fiscal 2018 compared to fiscal 2017 due primarily to a decrease in interest expense, an increase in gains from our investments and an increase in other non-operating income.
Equity in income of investees increased $4.3 million to $17.1 million for fiscal 2018 compared to fiscal 2017 due to higher overall valuation gains compared to the prior year. This increase was due to a $1.9 million increase in gains across our customized separate accounts, a $1.3 million increase in gains in our direct/co-investment fund products and a $0.8 million increase in gains in our secondary fund products.
Interest expense decreased $8.6 million, or 59%, to $6.0 million for fiscal 2018 compared to fiscal 2017 due to a reduction in our debt balance between periods driven by the $160.0 million paydown using proceeds of our IPO. Included in the $6.0 million in interest expense for fiscal 2018 is a $1.7 million write-off of deferred financing costs and a $0.9 million reclassification of an unrealized loss on interest rate caps to a realized loss as part of the payoff of our predecessor credit facility during the period. This was offset by a $3.4 million write-off of deferred financing costs related to the $160.0 million paydown of the predecessor credit facility in the prior year.
Other non-operating income increased $5.0 million to $5.0 million for fiscal 2018 compared to fiscal 2017 due primarily to a $5.0 million TRA liability re-measurement related to changes in tax rates enacted by the Tax Act.
Year ended March 31, 2017 compared to year ended March 31, 2016
Other income (expense) increased $3.8 million, or 73%, to ($1.4) million for fiscal 2017 compared to fiscal 2016 due primarily to an increase in equity in income of investees, partially offset by a gain on the sale of a technology investment in the prior year.
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
Interest expense increased $1.9 million, or 15%, to $14.6 million for fiscal 2017 compared to fiscal 2016 due to a $3.4 million write-off of deferred financing costs related to the $160.0 million paydown of the predecessor credit facility, partially offset by a $2.4 million write-off of deferred financing costs in the prior year.
Other non-operating income decreased $5.7 million to $0.1 million for fiscal 2017 compared to fiscal 2016 due primarily to a gain on a technology investment in the prior year.
Income Tax Expense
Income tax expense reflects U.S. federal and applicable state income taxes with respect to our allocable share of any taxable income of HLA subsequent to the Reorganization.
Our effective income tax rate in fiscal 2018, 2017 and 2016 was 23.9%, 0.4%, and 1.6%, respectively. Prior to the Reorganization, our effective tax rate was primarily driven by foreign income taxes as HLA is treated as a “flow-through” entity and is not subject to income taxes apart from foreign taxes attributable to its operations in foreign jurisdictions.
Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Year Ended March 31,			Year Ended March 31,
	2018			2017

	(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$18,028	$8,793	$26,821	$16,976	$7,019	$23,995
Contributions (1)	5,341	2,021	7,362	3,214	1,949	5,163
Distributions (2)	(3,116)	(1,055)	(4,171)	(1,959)	(184)	(2,143)
Foreign exchange, market value and other (3)	678	(1)	677	(203)	9	(194)
Balance, end of period	$20,931	$9,758	$30,689	$18,028	$8,793	$26,821

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

Year ended March 31, 2018 compared to year ended March 31, 2017
Fee-earning AUM increased $3.9 billion, or 14%, to $30.7 billion for fiscal 2018, due primarily to new specialized funds and customized separate accounts commitments.

Customized separate accounts fee-earning AUM increased $2.9 billion, or 16%, to $20.9 billion for fiscal 2018. Customized separate accounts contributions were $5.3 billion for fiscal 2018 due to new allocations from existing clients and new clients. Distributions were $3.1 billion for fiscal 2018 due to $1.3 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired, $1.0 billion from accounts reaching the end of their account term and $0.8 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $1.0 billion, or 11%, to $9.8 billion for fiscal 2018. Specialized fund contributions were $2.0 billion for fiscal 2018 due primarily to $0.5 billion in new commitments to our secondary fund and $0.6 billion from our co-investment fund in market during the period. Distributions were $1.1 billion for fiscal 2018 due to $0.4 billion from returns of capital in accounts earning fees on a net invested capital fee base, $0.4 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired and $0.2 billion from accounts reaching the end of their account term.
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
Adjusted EBITDA
Adjusted EBITDA is our primary internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our outstanding debt, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) other non-operating income and (f) certain other significant items that we believe are not indicative of our core performance.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for fiscal 2018, 2017, 2016, 2015 and 2014:

	Year Ended March 31,
	2018	2017	2016	2015	2014

	(in thousands)
Net income attributable to Hamilton Lane Incorporated (1)	$17,341	$612	$—	$—	$—
Income (loss) attributable to non-controlling interests in general partnerships	2,448	1,192	(1,255)	2,242	4,565
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	86,508	72,634	57,107	69,260	62,462
Incentive fees (2)	(49,003)	(7,146)	(23,167)	(9,509)	(9,309)
Incentive fee related compensation (3)	3,874	3,283	31,714	4,542	4,511
Interest income	(528)	(320)	(194)	(87)	(142)
Interest expense	5,989	14,565	12,641	5,883	8,503
Income tax expense (benefit)	33,333	316	869	483	(128)
Equity in income of investees	(17,102)	(12,801)	(1,518)	(10,474)	(16,905)
Contingent compensation related to acquisition	3,399	—	—	—	—
Other non-operating (income) loss	(5,036)	(83)	(5,816)	1,056	699
Fee Related Earnings	$81,223	$72,252	$70,381	$63,396	$54,256
Depreciation and amortization	1,891	1,915	2,027	1,867	1,853
Equity-based compensation	5,544	4,681	3,730	3,390	3,070
Incentive fees (2)	49,003	7,146	23,167	9,509	9,309
Incentive fees attributable to non-controlling interests (2)	(1,729)	—	—	—	—
Incentive fee related compensation (3)	(3,874)	(3,283)	(31,714)	(4,542)	(4,511)
Interest income	528	320	194	87	142
Adjusted EBITDA	$132,586	$83,031	$67,785	$73,707	$64,119

(1)	Prior to our IPO, HLI was a wholly-owned subsidiary of HLA with no operations or assets.

(2)
Incentive fees for the year ended March 31, 2018 include $40.6 million of non-cash incentive fees related to the $41.5 million of incentive fee payments received in fiscal 2016. Of the $40.6 million, $38.9 million is included in net income and $1.7 million is attributable to non-controlling interests.

(3)
Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation. Incentive fee related compensation for the year ended March 31, 2018 excludes compensation expense related to the $40.6 million recognition of incentive fees included in net income from one of our specialized funds during the period as the related incentive fee compensation was recognized in fiscal 2016.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate. We believe Non-GAAP earnings per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2018 and 2017. The fiscal 2016 period is not presented below as there was no comparable earnings per share of Class A common stock outstanding - diluted in that period.

	Year Ended March 31,	Year Ended March 31,
	2018	2017

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$17,341	$612
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	86,508	72,634
Income tax expense	33,333	316
Write-off of deferred financing costs (1)	2,544	3,359
Impact of Tax Act on TRA liability(2)	(4,964)	—
IPO related compensation including impact of Tax Act(3)	(669)	1,935
Contingent compensation related to acquisition	3,399	—
Adjusted pre-tax net income	$137,492	$78,856
Adjusted income taxes (4)	(50,432)	(31,732)
Adjusted net income	$87,060	$47,124

Weighted-average shares of Class A common stock outstanding - diluted	18,990,369	18,341,079
Exchange of Class B and Class C units in HLA (5)	34,112,983	34,438,669
Adjusted shares outstanding	53,103,352	52,779,748

Non-GAAP earnings per share	$1.64	$0.89

(1)
Represents write-off of debt issuance costs and realized loss on interest rate caps related to the payoff of our predecessor credit facility during the year ended March 31, 2018 and write-down of amortized discount and debt issuance related to the $160 million paydown of outstanding indebtedness under the predecessor term loan during the year ended March 31, 2017.

(2)
Represents change in payable to related parties pursuant to the TRA related to changes in tax rates enacted by the Tax Act. The change in liability was recorded to other non-operating income in the Consolidated Statements of Income.

(3)
Represents accrual of one-time payments to induce members of HLA to exchange their HLA units for HLI common stock in the Reorganization during the year ended March 31, 2017 and the change in the expense accrual due to the impact of tax rate changes pursuant to enactment of the Tax Act during the year ended March 31, 2018.

(4)
Represents corporate income taxes at our estimated statutory tax rate of 36.68% for the year ended March 31, 2018 applied to adjusted pre-tax net income. The 36.68% is based on a blended federal tax statutory rate of 35.00% for 275 days and 21.00% for 90 days and a combined state income tax rate net of federal benefits of 5.13%. Represents corporate income taxes at assumed effective tax rate of 40.24% for the year ended March 31, 2017. The 40.24% is based on a federal tax statutory rate of 35.00% and a combined state income tax rate net of federal benefits of 5.24%.

(5)
Represents the weighted-average number of shares that would have been outstanding assuming the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making distributions to HLA unitholders; (5) paying dividends; and (6) borrowings, interest payments and repayments under our outstanding debt. As of March 31, 2018 and March 31, 2017, our cash and cash equivalents, including investments in money market funds, were $47.6 million and $32.3 million, respectively.
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

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA, as defined in the Loan Agreements, less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of March 31, 2018 and 2017, the principal amount of debt outstanding equaled $84.5 million and $86.1 million, respectively.
Predecessor Credit Facility
We previously utilized a $260.0 million term loan credit facility with Morgan Stanley Senior Funding, Inc. as administrative agent, which was executed in July 2015 and subsequently amended effective in November 2016. Loans under this predecessor credit facility bore interest at our option of either LIBOR subject to a floor of 0.75% plus 3.50% per annum, or base rate subject to a floor of 1.75% plus 2.50% per annum. This facility was guaranteed by all of our direct and indirect subsidiaries, with certain exceptions, and was secured by pledges of our and our guarantor subsidiaries’ personal property assets and material real property. The credit agreement governing the facility contained financial and operating covenants. We made quarterly amortization payments of principal and interest and were permitted to make voluntary prepayments. We used a portion of the proceeds of the IPO to make a voluntary principal prepayment of $160.0 million in March 2017. The outstanding balance of $85.5 million under the predecessor credit facility was refinanced using proceeds of the Term Loan Agreement and Revolving Loan Agreement described above. As of August 23, 2017, the predecessor term loan credit facility was paid off and terminated.
Cash Flows
Years ended March 31, 2018, 2017 and 2016

	Year Ended March 31,
	2018	2017	2016

	(in thousands)
Net cash provided by operating activities	$96,692	$81,679	$109,175
Net cash (used in) provided by investing activities	(21,773)	(16,715)	2,502
Net cash (used in) financing activities	(59,671)	(101,211)	(110,104)
Increase (decrease) in cash, cash equivalents and restricted cash	$15,248	$(36,247)	$1,573
Operating Activities
Net cash provided by operating activities was $96.7 million, $81.7 million and $109.2 million during fiscal 2018, 2017 and 2016, respectively. These operating cash flows were driven primarily by:

•	net income of $106.3 million, $74.4 million and $55.9 million during fiscal 2018, 2017 and 2016, respectively;

•	change in payable to related parties pursuant to tax receivable agreement of ($5.1) million during fiscal 2018 due to the additional deferred tax assets recorded related to the 2018 Offering.

•	equity in income of investees of ($17.1) million, ($12.8) million and ($1.5) million during fiscal 2018, 2017 and 2016, respectively, due to our share of the income of our equity method investments,

•
proceeds received from investments of $14.4 million, $10.8 million and $4.1 million during fiscal 2018, 2017 and 2016, respectively, which represent a return on investment from specialized funds and certain customized separate accounts;

•
change in deferred incentive fee revenue of ($38.9) million and $43.2 million during fiscal 2018 and 2016, respectively, due to the recognition of previously deferred incentive fee revenue during fiscal 2018 that was received and deferred during fiscal 2016 due to continuing contingencies; and

•	net change in operating assets and liabilities of $3.6 million, ($1.7) million and $3.1 million during fiscal 2018, 2017 and 2016, respectively.
Investing Activities
Our net cash flow provided by (used in) investing activities was ($21.8) million, ($16.7) million and $2.5 million during fiscal 2018, 2017 and 2016, respectively. These amounts were driven primarily by:

•	contributions to and distributions from investments that netted to ($14.3) million, ($15.4) million and $3.4 million during fiscal 2018, 2017 and 2016, respectively;

•	cash paid for the acquisition of a business of ($5.2) million during fiscal 2018; and

•
purchases of furniture, fixtures and equipment consisting primarily of computers and equipment and costs associated with the build out of office space totaling ($2.3) million, ($1.3) million and ($0.9) million during fiscal 2018, 2017 and 2016, respectively.

Financing Activities
Our net cash flow (used in) financing activities was ($59.7) million, ($101.2) million and ($110.1) million during fiscal 2018, 2017 and 2016, respectively. Cash used in financing activities was attributable primarily to:

•	debt repayments of ($87.0) million, ($162.6) million and ($121.7) million during fiscal 2018, 2017 and 2016, respectively;

•	debt issuances net of deferred financing costs of $85.1 million and $254.0 million during fiscal 2018 and 2016, respectively;

•	proceeds from our IPO, net of underwriting discount of $203.2 million, along with deferred offering costs of ($5.8) million in fiscal 2017;

•
purchases of equity interests and restricted stock of ($6.5) million and ($58.1) million in fiscal 2018 and 2017, respectively and the repurchase of equity due to the fiscal 2016 recapitalization of HLA and other purchases of equity interests totaling ($173.6) million during fiscal 2016; and

•	distributions to equity holders of ($36.9) million, ($80.5) million and ($67.8) million during the years ended March 31, 2018, 2017 and 2016, respectively.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2018, we were required to maintain approximately $1.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
Dividend Policy
The declaration and payment by us of any future dividends to holders of our Class A common stock is at the sole discretion of our board of directors. We intend to continue to pay a cash dividend on a quarterly basis. Subject to funds being legally available, we will cause HLA to make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement, and to pay our corporate and other overhead expenses.
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

Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2018, aggregated by type.

	Contractual Obligations, Commitments and Contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$18,345	$5,138	$9,067	$3,538	$602
Debt obligations payable (1)	84,513	13,263	15,938	28,125	27,187
Interest on debt obligations payable (2)	11,327	2,892	4,646	3,020	769
Capital commitments to our investments (3)	101,054	101,054	—	—	—
Total	$215,239	$122,347	$29,651	$34,683	$28,558

(1) Represents scheduled debt obligation payments under our Loan Agreements.

(2)
Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 3.50% on our Term Loan Agreement and 3.25% on our Revolving Loan Agreement in effect as of March 31, 2018.

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
Tax Receivable Agreement
Our purchase of HLA Class A units concurrent with the IPO, and periodic exchanges by holders of HLA units for shares of our Class A common stock pursuant to the exchange agreement, result in increases in our share of the tax basis of the tangible and intangible assets of HLA, which increases the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. We entered into a tax receivable agreement (“TRA”) with the other members of HLA that requires us to pay exchanging HLA unitholders (the “TRA Recipients”) 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA. Generally, if we do not generate sufficient cumulative taxable income in the future to utilize the tax benefits, then we will not be required to make the related TRA payments - the exception being that our obligation to make TRA payments may be accelerated if we elect to terminate the TRA, in whole or in part, or if a change in control of us, or a breach of the TRA by us, occurs. Therefore, we will generally only recognize a liability for TRA payments for financial reporting purposes to the extent we determine it is probable that we will generate sufficient future taxable income to utilize the related tax benefits. Estimating and projecting future taxable income is inherently uncertain and requires judgment. Actual taxable income may differ from estimates, which could significantly affect the liability under the tax benefit arrangements and our consolidated results of operations.

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

•
Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $6.2 million of deferred incentive fee revenue on our balance sheet as of March 31, 2018. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.

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
Interest Rate Risk
 As of March 31, 2018, we had $84.2 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 3.50% as of March 31, 2018. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.50%, was 3.25% as of March 31, 2018.
Based on the floating rate component of our Loan Agreements payable as of March 31, 2018, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.8 million over the next 12 months.
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
There have been no material changes in our market risk exposures since March 31, 2017.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Hamilton Lane Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the Company) as of March 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.
Philadelphia, Pennsylvania
June 14, 2018

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2018	2017
Assets
Cash and cash equivalents	$47,596	$32,286
Restricted cash	1,787	1,849
Fees receivable	14,924	12,113
Prepaid expenses	2,301	2,593
Due from related parties	3,236	3,313
Furniture, fixtures and equipment, net	4,782	4,063
Investments	137,253	120,147
Deferred income taxes	73,381	61,223
Other assets	8,535	3,030
Total assets	$293,795	$240,617

Liabilities and Equity
Accounts payable	$1,700	$1,366
Accrued compensation and benefits	8,092	3,417
Deferred incentive fee revenue	6,245	45,166
Debt	84,162	84,310
Accrued members’ distributions	11,837	2,385
Payable to related parties pursuant to tax receivable agreement	34,133	10,734
Accrued dividend	3,893	—
Other liabilities	7,659	6,612
Total liabilities	157,721	153,990

Commitments and Contingencies (Note 15)

Preferred stock, $0.001 par value, 10,000,000 authorized; none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 23,139,476 and 19,151,033 issued and 23,139,476 and 19,036,504 outstanding as of March 31, 2018 and 2017, respectively	22	19
Class B common stock, $0.001 par value, 50,000,000 authorized; 25,700,068 and 27,935,255 issued and outstanding as of March 31, 2018 and 2017, respectively	26	28
Additional paid-in-capital	73,829	61,845
Accumulated other comprehensive loss	—	(311)
Retained earnings	4,549	612
Less: Treasury stock, at cost, 0 and 114,529 held as of March 31, 2018 and 2017, respectively	—	(2,151)
Total Hamilton Lane Incorporated stockholders’ equity	78,426	60,042
Non-controlling interests in general partnerships	7,266	9,901
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	50,382	16,684
Total equity	136,074	86,627

Total liabilities and equity	$293,795	$240,617

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2018	2017		2016
Revenues
Management and advisory fees	$195,030	$172,674		$157,630
Incentive fees	49,003	7,146		23,167
Total revenues	244,033	179,820		180,797
Expenses
Compensation and benefits	82,868	72,116		92,065
General, administrative and other	38,212	31,589		26,898
Total expenses	121,080	103,705		118,963
Other income (expense)
Equity in income of investees	17,102	12,801		1,518
Interest expense	(5,989)	(14,565)		(12,641)
Interest income	528	320		194
Other non-operating income	5,036	83		5,816
Total other income (expense)	16,677	(1,361)		(5,113)
Income before income taxes	139,630	74,754		56,721
Income tax expense	33,333	316		869
Net income	106,297	74,438		55,852
Less: Income (loss) attributable to non-controlling interests in general partnerships	2,448	1,192		(1,255)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	86,508	72,634		57,107
Net income attributable to Hamilton Lane Incorporated	$17,341	$612		$—

Basic earnings per share of Class A common stock	$0.94	$0.03	(1)
Diluted earnings per share of Class A common stock	$0.93	$0.03	(1)
Dividends declared per share of Class A common stock	$0.70	$—

(1)
Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from March 6, 2017 through March 31, 2017, the period following the Reorganization and IPO, as defined in Note 1.

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended March 31,
	2018	2017	2016
Net income	$106,297	$74,438	$55,852
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	—	(142)	(823)
Amounts reclassified to net income:
Realized loss on cash flow hedge	922	44	—
Total other comprehensive income (loss), net of tax	922	(98)	(823)
Comprehensive income	$107,219	$74,340	$55,029
Less:
Comprehensive income (loss) attributable to non-controlling interests in general partnerships	2,448	1,192	(1,255)
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	87,119	72,522	56,284
Total comprehensive income attributable to Hamilton Lane Incorporated	$17,652	$626	$—

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Members’ Equity (Deficit)	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity (deficit)

Balance at March 31, 2015	$56,238	$—	$—	$—	$—	$—	$—	$17,452	$—	$73,690
Net income (loss)	57,107	—	—	—	—	—	—	(1,255)	—	55,852
Other comprehensive loss	—	—	—	—	—	—	(823)	—	—	(823)
Equity-based compensation	3,730	—	—	—	—	—	—	—	—	3,730
Purchase of membership interests	(173,622)	—	—	—	—	—	—	—	—	(173,622)
Sale of membership interests	3,268	—	—	—	—	—	—	—	—	3,268
Proceeds received from option exercises	586	—	—	—	—	—	—	—	—	586
Member distributions	(69,790)	—	—	—	—	—	—	—	—	(69,790)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	—	(4,829)	—	(4,829)
Balance at March 31, 2016	$(122,483)	$—	$—	$—	$—	$—	$(823)	$11,368	$—	$(111,938)
Net income prior to Reorganization and IPO	70,658	—	—	—	—	—	—	1,136	—	71,794
Other comprehensive loss prior to Reorganization and IPO	—	—	—	—	—	—	(140)	—	—	(140)
Equity-based compensation prior to Reorganization and IPO	4,363	—	—	—	—	—	—	—	—	4,363
Purchase of membership interests prior to Reorganization and IPO	(18,783)	—	—	—	—	—	—	—	—	(18,783)
Sale of membership interests prior to Reorganization and IPO	4,669	—	—	—	—	—	—	—	—	4,669
Proceeds received from option exercises prior to Reorganization and IPO	1,192	—	—	—	—	—	—	—	—	1,192
Member distributions prior to Reorganization and IPO	(71,083)	—	—	—	—	—	—	—	—	(71,083)
Capital contributions from (distributions to) non-controlling interests, net, prior to Reorganization and IPO	—	—	—	—	—	—	—	(2,659)	—	(2,659)
Issuance of Class A common stock sold in IPO, net of commissions	—	14	—	203,191	—	—	—	—	—	203,205
Issuance of Class B common stock to existing members	—	—	28	—	—	—	—	—	—	28
Effect of Reorganization transaction and purchase of HLA units	131,467	4	—	(187,681)	—	—	638	—	18,372	(37,200)
Deferred tax adjustments related to TRA and Unit exchanges	—	—	—	50,543	—	—	—	—	—	50,543
Deferred IPO costs	—	—	—	(5,844)	—	—	—	—	—	(5,844)
Issuance of restricted stock	—	1	—	(1)	—	—	—	—	—	—
Repurchase of Class A shares for employee tax withholding subsequent to Reorganization and IPO	—	—	—	1,415	—	(2,151)	—	—	(1,415)	(2,151)
Member distribution subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	(2,373)	(2,373)
Other comprehensive loss subsequent to Reorganization and IPO	—	—	—	—	—	—	14	—	28	42
Net income subsequent to Reorganization and IPO	—	—	—	—	612	—	—	56	1,976	2,644
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	107	—	—	—	—	211	318
Equity reallocation between controlling and non-controlling interests	—	—	—	115	—	—	—	—	(115)	—
Balance at March 31, 2017	$—	$19	$28	$61,845	$612	$(2,151)	$(311)	$9,901	$16,684	$86,627
Net income	—	—	—	—	17,341	—	—	2,448	86,508	106,297
Other comprehensive income	—	—	—	—	—	—	311	—	611	922
Equity-based compensation	—	—	—	1,980	—	—	—	—	3,668	5,648
Retirement of treasury stock	—	—	—	(2,151)	—	2,151	—	—	—	—
Proceeds received from option exercises	—	—	—	108	—	—	—	—	205	313
Issuance of shares for acquisition	—	—	—	212	—	—	—	—	400	612
Repurchase of Class A shares for employee tax withholding	—	(1)	—	(2,672)	—	—	—	—	(3,800)	(6,473)
Deferred tax adjustment	—	—	—	7,012	—	—	—	—	—	7,012
Dividends declared	—	—	—	—	(13,404)	—	—	—	—	(13,404)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	—	(5,083)	—	(5,083)
Member distributions	—	—	—	—	—	—	—	—	(46,395)	(46,395)
Offering adjustments	—	4	(2)	7,681	—	—	—	—	(7,685)	(2)
Equity reallocation between controlling and non-controlling interests	—	—	—	(186)	—	—	—	—	186	—
Balance at March 31, 2018	$—	$22	$26	$73,829	$4,549	$—	$—	$7,266	$50,382	$136,074
See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2018	2017	2016
Operating activities:
Net income	$106,297	$74,438	$55,852
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,891	1,915	2,027
Change in deferred income taxes	22,983	26	730
Change in payable to related parties pursuant to tax receivable agreement	(5,076)	—	—
Amortization of deferred financing costs	167	845	857
Write-off of deferred financing costs	1,657	3,359	2,408
Equity-based compensation	5,544	4,681	3,730
Gain on sale	—	—	(5,408)
Equity in income of investees	(17,102)	(12,801)	(1,518)
Proceeds received from investments	14,391	10,843	4,105
Other	1,244	77	117
Changes in operating assets and liabilities:
Fees receivable	(2,624)	(285)	4,041
Prepaid expenses	299	(1,038)	(49)
Due from related parties	77	(461)	101
Other assets	16	(610)	(1,009)
Accounts payable	334	725	(1,026)
Accrued compensation and benefits	4,675	(612)	(920)
Deferred incentive fee revenue	(38,921)	—	43,206
Other liabilities	840	577	1,931
Net cash provided by operating activities	$96,692	$81,679	$109,175

Investing activities:
Purchase of furniture, fixtures and equipment	$(2,254)	$(1,275)	$(921)
Cash paid for acquisition of business	(5,228)	—	—
Distributions received from investments	16,055	8,782	21,587
Contributions to investments	(30,346)	(24,222)	(18,164)
Net cash (used in) provided by investing activities	$(21,773)	$(16,715)	$2,502

Financing activities:
Repayments of debt	$(87,038)	$(162,600)	$(121,680)
Borrowings of debt, net of deferred financing costs	85,066	—	253,988
Contributions from non-controlling interest in Partnerships	276	532	629
Distributions to non-controlling interest in Partnerships	(5,359)	(3,191)	(5,458)
Proceeds from IPO, net of underwriting discount	—	203,205	—
Payment of deferred offering costs	—	(5,844)	—
(Repurchase) issuance of Class B common stock	(2)	28	—
Sale of membership interests	—	4,669	3,268
Purchase of restricted stock for tax withholdings	(6,473)	(2,151)	—
Purchase of membership interests	—	(55,983)	(173,622)
Proceeds received from option exercises	313	1,192	586
Dividends paid	(9,511)	—	—
Members’ distributions paid	(36,943)	(80,457)	(67,815)
Other	—	(611)	—
Net cash (used in) financing activities	$(59,671)	$(101,211)	$(110,104)
Increase (decrease) in cash, cash equivalents, and restricted cash	15,248	(36,247)	1,573
Cash, cash equivalents, and restricted cash at beginning of year	34,135	70,382	68,809
Cash, cash equivalents, and restricted cash at end of year	$49,383	$34,135	$70,382
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

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services, primarily to institutional investors, to design, build and manage private markets portfolios. HLA generates revenues primarily from management fees, by managing assets on behalf of customized separate accounts, specialized fund products and distribution management accounts, and advisory fees, by providing asset supervisory and reporting services. HLA sponsors the formation, and serves as the general partner or managing member, of various limited liability partnerships consisting of specialized funds and certain single client separate account entities (“Partnerships”) that acquire interests in third-party managed investment funds that make private equity and equity-related investments. The Partnerships may also make direct co-investments, including investments in debt, equity, and other equity-based instruments. The Company, which includes certain subsidiaries that serve as the general partner or managing member of the Partnerships, may invest its own capital in the Partnerships and generally makes all investment and operating decisions for the Partnerships. HLA operates several wholly owned entities through which it conducts its foreign operations.

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

Subsequent to the IPO and Reorganization transactions, HLI is a holding company whose principal asset is a controlling equity interest in HLA. As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities, accrued dividends, and amounts payable to related parties pursuant to a tax receivable agreement.

The Reorganization is considered a transaction between entities under common control.  As a result, the consolidated financial statements for periods prior to the IPO and the Reorganization are the consolidated financial statements of HLA as the predecessor to HLI for accounting and reporting purposes.

2018 Offering

In March 2018, HLI and certain selling stockholders completed a registered offering of an aggregate of 4,531,001 shares of Class A common stock at a price of $34.25 per share (the “2018 Offering”). The purpose of the 2018 offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 696,315 shares held by the selling stockholders and (ii) 3,834,686 newly issued shares by HLI. HLI received approximately $125,200 in proceeds from the sale of its shares, net of underwriting discounts and commissions, and used all of the net proceeds to settle in cash exchanges by certain members of HLA of a total of 2,235,187 Class B units and 1,599,499 Class C units. In connection with the exchange of the Class B units, HLI also repurchased for par value and canceled a corresponding number of shares of Class B common stock. HLI did not receive any proceeds from the sale of shares by the selling stockholders.

As of March 31, 2018 and 2017, HLI held approximately 42.1% and 34.2% of the economic interest in HLA. As future exchanges of HLA units occur, the economic interest in HLA held by HLI will increase.

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

Consolidation

The Company performs an analysis to determine whether it is required to consolidate entities, by determining if the Company has a variable interest in each entity and whether that entity is a variable interest entity (“VIE”). The Company performs the variable interest analysis for all entities in which it has a potential variable interest, which primarily consist of all Partnerships where the Company serves as the general partner or managing member, and general partner entities not wholly owned by the Company. If the Company has a variable interest in the entity and the entity is a VIE, it will also analyze whether the Company is the primary beneficiary of this entity and whether consolidation is required.

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

Foreign Currency

Foreign currency balances and transactions of the Company, including its foreign subsidiaries are translated into U.S. Dollars, which is the functional currency. Assets and liabilities relating to foreign subsidiaries are translated using the exchange rates prevailing at the end of each reporting period. Results of the Company’s foreign subsidiaries are translated using the weighted-average exchange rate for each reporting period. Foreign exchange (gains) losses related to the Company and its foreign subsidiaries are included in general, administrative and other expenses in the Consolidated Statements of Income and were ($92), $175, and $4 for the years ended March 31, 2018, 2017 and 2016, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash deposits in interest-bearing money market accounts and highly liquid investments, with an original maturity of three months or less, are classified as cash equivalents. Interest earned on cash and cash equivalents is recorded as interest income in the Consolidated Statements of Income.

Restricted cash at March 31, 2018 and 2017 was primarily cash held by the Company’s foreign subsidiaries to meet applicable government regulatory capital requirements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Fees Receivable

Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly no allowance for doubtful accounts has been established as of March 31, 2018 or 2017. If accounts become uncollectible, they will be expensed when that determination is made.

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

Intangibles and Goodwill

The Company’s intangible assets consist of customer relationship assets identified as part of previous acquisitions. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 7 to 10 years, reflecting the contractual lives of such assets. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recognized any impairment charges in any of the periods presented.

The carrying value of the intangible assets was $3,021 and $400, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2018 and 2017, respectively. The accumulated amortization of intangibles was $696 and $370 as of March 31, 2018 and 2017, respectively. Amortization of intangible assets was $326, $91, and $91 for each of the years in the three-year period ended March 31, 2018, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income. The estimated amortization expense for the next five fiscal years is $459, $455, $414, $414, and $410, respectively.

Goodwill of $3,943 and $1,069 as March 31, 2018 and 2017, respectively, is included in other assets in the Consolidated Balance Sheets and was recorded in conjunction with previous acquisitions. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

fair value, to measure an impairment loss. The Company performed the annual impairment assessment as of December 31, 2017 noting that no goodwill impairment existed.

Equity Method Investments

Investments over which the Company is deemed to exert significant influence but not control are accounted for using the equity method of accounting. For investments accounted for under the equity method of accounting, the Company’s share of income (losses) is included in equity in income of investees in the Consolidated Statements of Income. The Company’s equity in income of investees is generally comprised of realized and unrealized gains from the underlying funds and portfolio companies held by the Partnerships. The carrying amounts of equity method investments are reflected in investments in the Consolidated Balance Sheets.

Fair Value of Financial Instruments

The Company considers cash and cash equivalents, fees receivable, prepaid expenses, other assets, investments, accounts payable, accrued compensation and benefits, senior secured term loan, and other liabilities to be its financial instruments. The carrying amount reported in the Consolidated Balance Sheets for these financial instruments equals or closely approximates their fair values; except for investments carried at cost, which are discussed in Note 3, and senior secured term loan and interest rate caps, which are discussed in Note 7.

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

With respect to the Partnerships, incentive fees (“Carried Interest”) are allocated to the general partner/managing member based on cumulative fund performance to date, subject to a preferred return to limited partners/non-managing members. The Company has elected to adopt “Method 1” for revenue

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

recognition based on a formula. Under this method, incentive fees are recognized when fixed or determinable and all related contingencies have been resolved. Carried Interest received by the Company before the above criteria have been met are deferred and recorded as deferred incentive fee revenue in the Consolidated Balance Sheets. The Company may receive tax distributions related to taxable income allocated by the Partnerships, which are treated as advanced incentive fees and subject to the same recognition criteria. Tax distributions are subject to clawback unless the taxes are non-recoverable.

Compensation and Benefits

Compensation and Benefits consists of (a) base compensation comprising salary, bonuses, and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted stock awards to employees, and (c) incentive fee compensation which consists of Carried Interest and Performance Fee allocations as detailed below.

Equity-based awards issued are measured at fair value at the date of grant. The fair value of the restricted stock grant is based on the closing stock price on the trading day before the date of grant less the present value of expected dividends. Expenses related to employee equity-based compensation are recorded evenly over the vesting period using the straight-line method. See Note 9 for more information regarding accounting for equity-based awards.

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

Other Non-Operating Income

Other non-operating income for the year ended March 31, 2018 consisted primarily of a non-cash adjustment to payable to related parties pursuant to the tax receivable agreement. Other non-operating income for the year ended March 31, 2016 consisted primarily of a non-cash gain of $5,408 on the merger transaction of an entity in which the Company had an investment. The fair value of the consideration received, which consisted of equity in the acquiring company, was $10,798.

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

Tax Receivable Agreement

The Company’s purchase of HLA Class A units concurrent with the IPO, and periodic exchanges by holders of HLA units for shares of the Company’s Class A common stock pursuant to the Exchange Agreement, result in increases in its share of the tax basis of the tangible and intangible assets of HLA, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to HLI. These increases in tax basis and tax depreciation and amortization deductions reduce the amount of cash taxes that HLI would otherwise be required to pay in the future. HLI has entered into a tax receivable agreement (“TRA”) with the other members of HLA (the “TRA Recipients”) that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that HLI actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA.

Segments

The Company operates its business in a single segment, which is how the chief operating decision maker (who is the chief executive officer) reviews financial performance and allocates resources. Accordingly, the Company considers itself to be in a single operating and reportable segment structure.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and fees receivable. The majority of the Company’s cash, cash equivalents, and restricted cash are held with one major financial institution and expose the Company to a certain degree of credit risk. Substantially all cash amounts on deposit with major financial institutions exceed insured limits. The concentration of credit risk with respect to fees is generally limited due to the short payment terms extended to clients by the Company.

The Company derives revenues from clients located in the United States and other foreign countries.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The below table presents revenues by geographic location:

	Year Ended March 31,
	2018	2017	2016
United States	$130,737	99,098	$104,337
Israel	24,387	16,675	18,642
Other foreign countries	88,909	64,047	57,818
Total revenues(1)	$244,033	$179,820	$180,797
(1) Revenues are attributed to countries based on location of the client or investor.

The Company recognized approximately 17% of its total revenues for the year ended March 31, 2018 from previously deferred incentive fees from one of its co-investment funds.

Dividends and Distributions

Dividends and distributions are reflected in the consolidated financial statements when declared.

Related Parties

For purposes of classifying amounts, the Company considers its employees, directors, equity method investments, and the TRA Recipients to be related parties. Refer to Note 13 for details on transactions with related parties.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. The Company will adopt the new standard as of April 1, 2018 using the modified retrospective approach with the cumulative effect of initial application recognized at the date of initial application. The adoption of the new standard will not have a material impact to our consolidated financial position or results of operations. A summary of the changes that will be implemented upon adoption of the new standard are discussed below.

The Company currently recognizes incentive fee revenue when required return levels are met and all contingencies have been resolved. Under the new standard, the Company will recognize incentive fee revenue when it concludes that it is probable that a significant reversal in the cumulative amount of incentive fee revenue will not occur which may impact the timing of revenue recognition related to incentive fee revenue

The Company has evaluated the presentation of certain reimbursable costs on a gross versus net basis and anticipates recording these costs on a gross basis upon the adoption of the new standard. While these changes are not expected to have a material impact to consolidated operating income, they will impact the components of revenues and expenses.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Additionally, commissions paid that are directly associated with new separate account contracts will be capitalized and amortized over an estimated customer contract period. This change is not expected to have a material impact to the consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and entities may early adopt. The Company will adopt ASU 2016-01 on April 1, 2018 and the adoption is not expected to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company expects its total assets and total liabilities on its consolidated statements of financial condition to increase upon adoption of this guidance as a result of recording a lease asset and lease liability related to our operating leases. The Company is continuing to evaluate the impact that this guidance will have on its consolidated financial statements. The Company expects to adopt the new leasing guidance on April 1, 2019.

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

3. Investments

Investments consist of the following:

	March 31,
	2018	2017
Equity method investments in Partnerships	$105,389	$83,488
Equity method investments in Partnerships held by consolidated VIEs (See Note 4)	14,704	19,653
Other equity method investments	876	661
Investments carried at cost	16,284	16,345
Total Investments	$137,253	$120,147

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $17,102, $12,801, and $1,518 for the years ended March 31, 2018, 2017, and 2016, respectively.

The Company’ s equity method investments in Partnerships held by consolidated VIEs consisted of direct/co-investment funds. The Company’s equity method investments in Partnerships consist of the following types:

	March 31,
	2018	2017
Primary funds	$20,708	$18,741
Secondary funds	11,158	7,111
Direct/co-investment funds	29,469	15,202
Customized separate accounts	44,054	42,434
Total equity method investments in Partnerships	$105,389	$83,488

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for the years ended March 31, 2018 and 2017, no individual equity method investment held by the Company met the significance criteria, and as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The summarized financial information of the Company’s equity method investments in Partnerships is as follows:

	March 31,
	2018	2017
Assets
Investments	$12,002,005	$8,999,677
Other assets	412,766	282,380
Total assets	$12,414,771	$9,282,057
Liabilities and Partners’ Capital
Debt	$48,008	$71,876
Other liabilities	56,972	45,043
Total liabilities	104,980	116,919
Partners’ capital	12,309,791	9,165,138
Total liabilities and partners’ capital	$12,414,771	$9,282,057

	Year Ended March 31,
	2018	2017	2016
Investment income	$233,255	$93,470	$103,871
Expenses	130,771	109,648	96,352
Net investment income (loss)	102,484	(16,178)	7,519
Net realized and unrealized gain	1,647,977	1,121,595	184,831
Net income	$1,750,461	$1,105,417	$192,350

The Company’s investments carried at cost include other proprietary investments that are not consolidated, over which the Company does not exert significant influence and for which fair value is not readily determinable. The Company has determined in accordance with the applicable guidance that it is impracticable to estimate the fair value of the investments carried at cost due to limited information available. As of March 31, 2018 and 2017, the Company did not identify any significant events or changes in circumstances that have a significant adverse effect on the carrying value of these investments carried at cost.

4. Variable Interest Entities

The Company consolidates certain VIEs for which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of certain Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $14,704 and $19,653 as of March 31, 2018 and 2017, respectively and are recorded in Investments in the Consolidated Balance Sheets. The consolidated VIEs had no liabilities other than deferred incentive fee revenue of $6,245 and $45,166 as of March 31, 2018 and 2017, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Such Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

entity without cause, by simple majority vote (i.e. have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of March 31, 2018, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $13,878,761 and $5,155,715, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2018	2017
Investments	$77,016	$60,597
Fees receivable	517	430
Due from related parties	1,837	1,742
Total VIE assets	79,370	62,769
Deferred incentive fee revenue	6,245	45,166
Non-controlling interests	(7,266)	(9,901)
Maximum exposure to loss	$78,349	$98,034

5. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consist of the following:

	March 31,
	2018	2017
Computer equipment	$4,056	$5,598
Furniture and fixtures	4,183	3,855
Leasehold improvements	2,464	3,812
Office equipment	3,602	2,072
	14,305	15,337
Less: accumulated depreciation	9,523	11,274
Furniture, fixtures, and equipment, net	$4,782	$4,063

Depreciation expense was $1,565, $1,824 and $1,936 for the years ended March 31, 2018, 2017 and 2016, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

6. Acquisition

On August 11, 2017, HLA acquired substantially all the assets of Real Asset Portfolio Management LLC (“RAPM”) for a total aggregate purchase price of approximately $5,840, of which $5,228 was paid in cash with the remainder settled in 27,240 shares of Class A common stock valued at approximately $612. An additional amount based upon an agreed-upon multiple of earnings, which is currently estimated at approximately $6,069, could be payable to the principals of RAPM who are now employees of HLA if they remain employed by HLA through the expected payment date in October 2018. As the amount is contingent upon future employment, the amount will be recognized as compensation expense over the required performance period. The Company recorded approximately $2,948 of intangible assets related to the acquired investment management contracts, which assets will be amortized over 8 years, and $2,874 of goodwill, which are both recorded in other assets in the Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed were not material to the consolidated financial statements. Revenue and net income attributable to the acquisition of RAPM were not material for the year ended March 31, 2018, and pro forma information related to this acquisition is not included because the impact on the Company’s Consolidated Statements of Income is not considered to be material.

7. Debt

Term Loan and Revolving Loan

On August 23, 2017, HLA entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) and a Revolving Loan and Security Agreement (the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the “Loan Agreements”) with First Republic Bank (“First Republic”) for $75,000 and $10,450, respectively. After expenses, the net amount of cash received was $85,066 and was utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility. The previous unamortized deferred financing costs of $1,657 were written off and are included in interest expense in the Consolidated Statements of Income.

The Term Loan Agreement provides for a term loan facility in an aggregate principal amount of $75,000 and also contains an accordion feature that allows HLA to increase the commitment under the facility by up to $25,000 under certain conditions (the “Term Loan Facility”). Borrowings under the Term Loan Facility accrue interest at a floating per annum rate equal to the prime rate minus 1.25%, subject to a floor of 2.75%. The Term Loan Facility matures on November 1, 2024. At March 31, 2018, the Company had an outstanding balance net of unamortized debt discount and deferred financing costs of $351 on the Term Loan Facility of $73,712.

The Revolving Loan Agreement provides for a revolving credit facility up to an aggregate principal amount of $25,000 (the “Revolving Loan Facility”). Borrowings under the Revolving Loan Facility accrue interest at a floating per annum rate equal to the prime rate minus 1.50%, subject to a floor of 2.50%. The Revolving Loan Facility matures on August 21, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing. At March 31, 2018, the Company had an outstanding balance on the Revolving Loan Facility of $10,450.

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

The aggregate minimum principal payments on the Term Loan are due as follows:

Fiscal year ending March 31,
2019	$2,813
2020	5,625
2021	10,313
2022	13,125
2023	15,000
Thereafter	27,187
$74,063

Predecessor Credit Facility

On July 9, 2015, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with various lenders for a senior secured term loan of $260,000. After expenses, including underwriting fees and other expenses, the net amount received was $253,994. The Company utilized the proceeds (along with available cash) primarily to pay off the previous term loan for $108,757 and recapitalize the Company by purchasing interests from certain equity holders for $165,238 in the aggregate. The previous unamortized deferred financing costs of $2,408 were immediately written off and included in interest expense in the Consolidated Statements of Income for the year ended March 31, 2016. At March 31, 2017, the Company had an outstanding balance net of unamortized discount and deferred financing costs of $1,790 on the predecessor credit facility of $84,310.

The fair value of the outstanding balances of the Company’s debt instruments at March 31, 2018 and 2017 approximated par value based on current market rates for similar debt instruments and are classified as Level II within the fair value hierarchy.

Interest Rate Caps

In July 2015, the Company purchased interest rate caps through June 30, 2020 to limit exposure to fluctuations in LIBOR above 2.5% on a portion of the Company’s predecessor credit facility. In October 2016, the Company de-designated its remaining interest rate caps as cash flow hedges and discontinued hedge accounting. In August 2017, in connection with the payoff of the predecessor credit facility with the proceeds from the Loan Agreements, which accrue interest indexed to the prime rate, the amount accumulated in other comprehensive income (loss) was reclassified into earnings through interest expense in the Consolidated Statements of Income because the cash flows of future interest payments indexed to LIBOR will no longer occur. The changes in the fair value of these interest rate caps after the de-designation are recorded in other non-operating income in the Consolidated Statements of Income. The fair value of the interest rate caps was $219 and $194 as of March 31, 2018 and 2017, respectively, and is included in other assets in the Consolidated Balance Sheets. The fair value of the interest rate caps is determined utilizing quoted prices in active markets for the same or similar instruments and is classified as Level II within the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Letters of Credit

The Company had letters of credit outstanding of $145 and $145 as of March 31, 2018 and 2017, respectively.

8. Equity

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Shares of Common Stock Outstanding

The following table shows a rollforward of our common stock outstanding since our IPO:

	Class A Common Stock	Class B Common Stock
March 6, 2017	—	—
Issued to the public in the IPO	13,656,250	—
Issued to HLA Class B unitholders in the Reorganization	—	27,935,255
HLA units exchanged in the Reorganization	3,899,169	—
Restricted interests converted to restricted stock in connection with the Reorganization	1,080,063	—
Restricted stock granted at time of IPO	231,288	—
Restricted stock granted after IPO	284,263	—
Repurchase of restricted stock for tax withholding	(114,529)	—
March 31, 2017	19,036,504	27,935,255
Restricted stock granted	235,219	—
Shares issued due to option exercise	233,495	—
Shares issued in connection with RAPM acquisition	27,240	—
Shares issued (repurchased) in connection with secondary offering	3,834,686	(2,235,187)
Shares repurchased for employee tax withholdings	(186,280)	—
Forfeitures of restricted stock	(41,388)	—
March 31, 2018	23,139,476	25,700,068

During the year ended March 31, 2018, the Company retired 114,529 shares of Class A common stock held as treasury stock (that were outstanding as of March 31, 2017) at a total cost of $2,151 and 186,280 shares of Class A common stock at a total cost of $6,473, which were purchased from employees to fund statutory tax withholding requirements.

HLA Operating Agreement

In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis in an amount sufficient to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, HLA made distributions in excess of required tax distributions to members in an aggregate amount of $27,631, $45,000, and $25,000 for the years ended March 31, 2018, 2017, and 2016, respectively, which included an excess distribution to option holders of $0, $2,608, and $2,124 for the years ended March 31, 2018, 2017, and 2016, respectively.

9. Equity-Based Compensation

2017 Equity Incentive Plan

The Company has adopted its 2017 Equity Incentive Plan, as amended (the “2017 Equity Plan”), which permits the issuance of up to 5,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, or PSUs. Awards under the Plan generally vest over four years, with options expiring not more than ten years from the date of grant, three months after termination of employment or one year after the date of

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

death or termination due to disability of the grantee. As of March 31, 2018, there were 3,277,862 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after February 28, 2027.

Conversion of Restricted Interests

On March 6, 2017, in connection with the Reorganization described in Note 1, all outstanding options and unvested restricted interests of HLA were cancelled and replaced with stock options and restricted stock awards under the Plan. The replacement awards were issued with remaining vesting periods and other terms substantially identical to the awards they replaced. There was no difference in the fair value of the cancelled awards and replacement awards and no additional compensation expense was recorded.

Summary of Option Activity

A summary of option activity under the Plan for the three years ended March 31, 2018 is presented below:

	Year Ended March 31,
	2018		2017		2016
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	233,495	$1.34	3,532,340	$1.03	4,486,955	$0.94
Options exercised	(233,495)	1.34	(3,298,845)	1.01	(954,615)	0.61
Options outstanding at end of year	—	—	233,495	1.34	3,532,340	1.03
Options exercisable at end of year	—	—	233,495	1.34

The intrinsic value of options exercised was $4,350, $46,436, and $10,487 for the years ended March 31, 2018, 2017 and 2016, respectively.

At March 31, 2018, there was no unrecognized compensation expense related to options issued under the Plan.

Restricted Stock

The Company has granted restricted Class A common stock under the Plan to certain employees as part of the annual bonus program and in connection with the Reorganization. Holders of restricted stock have all of the rights of a shareholder with respect to such shares, including the right to vote the shares but not the right to receive dividends or other distributions. Substantially all of the awards vest over four years in equal annual installments. On each vesting date, the related employee tax liabilities are either paid in cash by the employee or stock is sold back to the Company at the then-current fair value to offset the required minimum tax withholding obligations. Forfeitures are recognized as they occur. Compensation expense related to the awards is recognized ratably each month over the vesting period.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The change in unvested restricted stock, including unvested restricted interests prior to the IPO, is as follows:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2017	1,138,521	$14.49
Granted	235,219	32.45
Vested	(438,795)	12.37
Forfeited	(41,388)	14.18
March 31, 2018	893,557	$19.32

The weighted-average fair value per share of restricted stock awarded during the years ended March 31, 2018, 2017 and 2016 was $32.45, $17.49, and $13.95, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2018, 2017 and 2016 was $16,214, $8,589, and $6,596, respectively. As of March 31, 2018, total unrecognized compensation expense related to restricted stock was $16,800 with a weighted-average amortization period of 3.04 years.

The total tax benefit recognized from share-based compensation for the years ended March 31, 2018, 2017 and 2016 was $2,403, $656 and $83, respectively.

10. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2018	2017	2016
Base compensation and benefits	$72,151	$65,968	$72,179
Incentive fee compensation	1,774	1,467	16,156
Equity-based compensation	5,544	4,681	3,730
Contingent compensation related to acquisition	3,399	—	—
Total compensation and benefits	$82,868	$72,116	$92,065

The incentive fee compensation paid for the year ended March 31, 2016 subject to claw-back from employees is $635. There was no incentive fee compensation paid for the years ended March 31, 2018 and 2017 that is subject to claw-back.

The Company provides defined contribution plans covering U.S., United Kingdom and Hong Kong employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines.

The Company makes discretionary and/or matching contributions to the plans, which amounted to $1,303, $1,122, and $1,080 for the years ended March 31, 2018, 2017 and 2016, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company also provides annual discretionary bonus awards to its employees based on company and individual performance, which are included in compensation and benefits in the Consolidated Statements of Income.

11. Income Taxes

The Company’s income (loss) before income taxes consisted of the following:

	Year Ended March 31,
	2018	2017	2016
Domestic income before income taxes	$138,290	$73,565	$55,252
Foreign income before income taxes	1,340	1,189	1,469
Total income before income taxes	$139,630	$74,754	$56,721

Components of income tax expense consist of the following:

	Year Ended March 31,
	2018	2017	2016
Current:
Federal	$8,001	$—	$—
State and local	1,769	—	—
Foreign	580	290	139
Total current income tax expense	$10,350	$290	$139
Deferred:
Federal	$24,180	$356	$—
State and local	(496)	53	—
Foreign	(701)	(383)	730
Total deferred income tax (benefit) expense	22,983	26	730
Total income tax expense	$33,333	$316	$869

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2018	2017	2016
Federal tax at statutory rate	31.6%	35.0%	35.0%
State income taxes, net of federal benefit	1.5%	5.2%	3.1%
Non-controlling interest	(19.8)%	(39.7)%	(38.1)%
Foreign income taxes	(0.4)%	(0.3)%	0.6%
Valuation allowance	(1.6)%	0.2%	1.0%
Tax reform impact	13.7%	—%	—%
Other	(1.1)%	—%	—%
Effective tax rate	23.9%	0.4%	1.6%

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Federal Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted, resulting in significant changes to U.S. federal income tax laws which include, but are not limited to: (1) a reduction of the corporate income tax rate from a maximum graduated tax rate of 35% to a flat tax rate of 21% effective January 1, 2018, (2) a limitation of the tax deduction for interest expense, (3) expensing the cost of acquired qualified property, and (4) a one-time transition tax on accumulated, undistributed earnings of certain foreign subsidiaries. As a result of the rate change and other changes in the Tax Act, the Company has recorded a reduction in its net deferred tax assets of $20,130 with a corresponding increase in deferred income tax expense, a one-time transition tax on the mandatory deemed repatriation of foreign earnings of $442 as income tax expense, both of which are offset by the reversal of a deferred tax liability on undistributed foreign earnings of $574 recorded as a deferred income tax benefit.

The Company’s U.S. federal statutory income tax rate was impacted by the enactment of the Tax Act. Consequently, the blended federal statutory tax rate for the Company’s fiscal year 2018 is 31.55% based on the weighted average of a 35% tax rate for 275 days and 21% for 90 days. The Company’s overall effective tax rate is less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities, which are generally not subject to corporate-level income tax except for operations in certain foreign jurisdictions.

The SEC Staff issued Staff Accounting Bulletin No. 118 in December 2017 which addresses situations where the information needed to account for the income tax effects of the Tax Act is either not available, not prepared, or incomplete for the reporting period in which the Tax Act was enacted. The Company has determined that the $20,130 deferred income tax expense related to the remeasurement of certain deferred tax assets and liabilities, and the $442 current income tax expense related to the transition tax on mandatory deemed repatriation of foreign earnings, are provisional amounts and reasonable estimates at March 31, 2018. The Company has not yet completed its analysis of the Global Intangible Low-Taxed Income (“GILTI”) tax provisions of the Tax Act, and therefore, is not yet able to reasonably estimate the income tax effect. The Company expects to complete its evaluation of the provisional amounts during the second half of 2018 as technical guidance is released and as it completes its 2017 federal and state income tax returns.

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2018	2017
Deferred tax assets:
Basis difference in HLA	$101,951	$98,942
Equity-based compensation	—	355
Net operating loss carryforwards	1,861	680
Valuation allowance	(30,693)	(38,180)
State taxes	262	—
Total deferred tax assets	$73,381	$61,797
Deferred tax liabilities:
Undistributed foreign earnings	$—	$574
Total deferred tax liabilities	—	574
Net deferred tax assets	$73,381	$61,223

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

As of March 31, 2018 and 2017, the Company had net operating loss carryforwards of $1,861 and $680 that were generated from certain foreign subsidiaries. These net operating losses can be carried forward indefinitely. As of March 31, 2018 and 2017, it is more likely than not that the tax benefits from certain of these net operating loss carryforwards will not be realized, therefore, a valuation allowance of $845 and $680 has been established, respectively.

In connection with the Reorganization and 2018 Offering, the Company recorded a deferred tax asset in the amount of $101,951. It is more likely than not that a portion of these tax benefits will not be realized, therefore, a valuation allowance of $29,848 has been established as of March 31, 2018.

The Company believes it is more likely than not that the deferred tax assets (except those identified above) will be realized based on the Company’s historic earnings, forecasted income, and the reversal of temporary differences.  The net change in the valuation allowance was an decrease of $7,487.

As of March 31, 2018, 2017, and 2016, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.

The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2018, the Company’s federal income tax returns for the years 2014 through 2017 and state and local tax returns for the years 2011 through 2017 remain open and are subject to examination. Currently, no tax authorities are auditing any of the Company’s income tax matters.

Tax Receivable Agreement

The Company has recorded a liability related to the TRA of $34,133 and $10,734 as of March 31, 2018 and 2017. In the event that the valuation allowance related to tax benefits associated with the TRA is released in a future period, an additional estimated payable will be due to the TRA Recipients of $8,394.

12. Earnings per Share

Basic earnings per share of Class A common stock is computed by dividing net income attributable to HLI by the weighted-average number of shares of Class A common stock outstanding. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to HLI by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31, 2018			Year Ended March 31, 2017 (1)
	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$17,341	18,414,715	$0.94	$612	17,788,363	$0.03
Adjustment to net income:
Assumed exercise and vesting of employee awards	356			9
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		575,654			552,716
Diluted EPS of Class A common stock	$17,697	18,990,369	$0.93	$621	18,341,079	$0.03

(1)
Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from March 6, 2017 through March 31, 2017, the period following the Reorganization and IPO, as defined in Note 1.

The calculation of diluted earnings per share excludes 30,603,983 outstanding Class B and C Units of HLA, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

13. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $113,507, $105,087, and $88,330 for the years ended March 31, 2018, 2017 and 2016, respectively. The Company earned incentive fees from Partnerships of $43,522, $6,495, and $20,923 for the years ended March 31, 2018, 2017 and 2016, respectively.

The Company entered into a service agreement on June 1, 2017 with a joint venture pursuant to which it had expenses of $3,638 for the year ended March 31, 2018, which amount is included in general, administrative and other expenses in the Consolidated Statements of Income. The Company also has a payable to the joint venture of $393 as of March 31, 2018, which is included in other liabilities in the Consolidated Balance Sheets.

Due from related parties in the Consolidated Balance Sheets consist primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses for which the Company is subsequently reimbursed and refundable tax distributions made to members of HLA.

Fees receivable from the Partnerships were $1,929 and $918 for the periods ended March 31, 2018 and 2017, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

14. Supplemental Cash Flow Information

	Year Ended March 31,
	2018	2017	2016
Cash paid during the year for interest	$3,075	$10,234	$9,237
Cash paid during the year for income taxes	$8,790	$280	$175
Fair value of non-cash consideration received for Company’s interest in proprietary investment	$—	$—	$10,798
Non-cash investing activities:
Shares issued for acquisition of business	$612	$—	$—
Non-cash financing activities:
Exchange of HLA Class A Units to HLI Class A common stock	$—	$4	$—
Establishment of net deferred tax assets related to tax receivable agreement	$34,492	$61,278	$—
Dividends declared but not paid	$3,893	$—	$—
Members’ distributions declared but not paid	$11,837	$2,385	$—

15. Commitments and Contingencies

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

Incentive Fees

In connection with Carried Interest from the Partnerships, the Company only recognizes its allocable share of the Partnerships’ earnings to the extent that this income is not subject to continuing contingencies. Carried Interest allocated to the Company from the Partnerships that is subject to continuing contingencies is not recognized in the accompanying Consolidated Balance Sheets. The Partnerships have allocated Carried Interest, which is still subject to contingencies, in the amounts of $303,766 and $236,857 at March 31, 2018 and 2017, respectively, of which $6,245 and $45,166 at March 31, 2018 and 2017, respectively, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized Carried Interest, a total of $75,306 and $48,849 as of March 31, 2018 and 2017, respectively, would be potentially payable to certain employees and third parties pursuant to compensation arrangements related to the carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as this liability is not yet probable.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Leases

The Company has entered into operating lease agreements for office equipment, office space, and related information services. The Company leases office space in various countries around the world and maintains its headquarters in Bala Cynwyd, Pennsylvania, where it leases primary office space under a non-cancellable lease agreement expiring December 2021 with two options to extend the term for five years each. Total lease expense was $5,286, $4,801, and $4,740 for the years ended March 31, 2018, 2017 and 2016, respectively, and is recorded on the straight-line basis and included in general, administrative and other expenses in the Consolidated Statements of Income.

Future minimum lease payments under noncancelable operating leases consist of the following:

Fiscal year ending March 31:
2019	$5,138
2020	4,913
2021	4,154
2022	2,833
2023	705
Thereafter	602

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $101,054 and $76,908 as of March 31, 2018 and 2017, respectively.

16. Management and Advisory Fees

The following presents management and advisory fee revenues by product offering:

	Year Ended March 31,
	2018	2017	2016
Customized separate accounts	$79,144	$71,261	$67,879
Specialized funds	83,151	74,675	62,340
Advisory and reporting	28,359	23,798	22,536
Distribution management	4,376	2,940	4,875
Total management and advisory fees	$195,030	$172,674	$157,630

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

17. Quarterly Financial Information (Unaudited)

	For the quarter ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total revenues	$52,701	$48,709	$65,014	$77,609
Total expenses	28,420	28,703	30,710	33,247
Net income	25,612	18,234	17,833	44,618
Net income attributable to Hamilton Lane Incorporated	5,464	4,688	(6,309)	13,498
Earnings (loss) per share of Class A common stock:
Class A - Basic	$.30	$.26	$(.35)	$.69
Class A - Diluted	$.30	$.26	$(.35)	$.68

	For the quarter ended
	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017
Total revenues	$39,566	$51,244	$42,331	$46,679
Total expenses	22,706	27,801	25,579	27,619
Net income	16,391	24,358	17,063	16,626
Net income attributable to Hamilton Lane Incorporated	—	—	—	612
Earnings per share of Class A common stock (1):
Class A - Basic	—	—	—	$.03
Class A - Diluted	—	—	—	$.03

(1)	Represents earnings per share of Class A common stock outstanding for the period from March 6, 2017 through March 31, 2017, the period following the Reorganization and IPO.

18. Subsequent Events

On May 27, 2018, one of the Company’s technology investments, which is carried at cost, announced the signing of a definitive agreement to be acquired by another company. The acquisition is expected to close in the second half of 2018 and is subject to customary closing conditions and regulatory filings and approvals. Based upon the current terms of the agreement, the Company estimates it will record a gain of approximately $7,600 in connection with the transaction.

On June 7, 2018, the Company declared a quarterly dividend of $0.2125 per share of Class A common stock to record holders at the close of business on June 18, 2018. The payment date will be July 6, 2018.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2018.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2018, based on the criteria described in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2018.
Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control over Financial Reporting

As previously identified and discussed in our Annual Report on Form 10-K for the year ended March 31, 2017, we identified a material weakness in our internal control over financial reporting related to our calculation of deferred taxes and payable under the tax receivable agreement we entered into in connection with our IPO. During the year ended March 31, 2018, we have taken the following steps in connection with the remediation of the material weakness:

•	We hired a Director of Tax to oversee financial reporting for income taxes.

•
We implemented additional controls and procedures to ensure that future calculations are performed correctly. We tested these controls as part of our assessment and found them to be designed and operating effectively as of March 31, 2018.

•
We established additional monitoring and oversight controls to ensure the accuracy and completeness of our consolidated financial statements and related controls. We tested these controls as part of our assessment and found them to be designed and operating effectively as of March 31, 2018.

Except as discussed above, there were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
Carried Interest Plan
HLA maintains the Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan, pursuant to which awards of cash and profits interests are made to certain full-time salaried employees of HLA who are key contributors to the success of the business. On June 13, 2018, HLA amended and restated the Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan, effective as of January 1, 2018 (as amended and restated, the “Carried Interest Plan”). The amendment delegates authority to administer the Carried Interest Plan to HLA’s Compensation Committee. In addition, the amendment (i) added a 20% reduction in payments to participants who cease to be employees, and a full forfeiture of future payments for anyone terminated for “Cause,” as defined in the Plan. Other ministerial changes were made to clarify the plan’s operation and administration. Outstanding awards of carried interest made under prior carried interest plans are not subject to these reduction provisions, absent consent of the participant.
It is not currently knowable what amounts will be payable to named executive officers under the Carried Interest Plan. The Carried Interest Plan, as amended, is described in full under the heading “Executive Compensation Arrangements—Carried Interest Compensation” in Part III, Item 11 of this Form 10-K and attached as Exhibit 10.14 hereto.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

MANAGEMENT
The following table sets forth the names, ages and positions of our current directors and executive officers. Each of our executive officers is employed by and holds the listed positions at HLA. Our board of directors has appointed our senior management team to the same positions at Hamilton Lane Incorporated.

Name	Age	Position
Hartley R. Rogers	58	Chairman and Director
Mario L. Giannini	65	Chief Executive Officer and Director
Randy M. Stilman	56	Chief Financial Officer and Treasurer
Erik R. Hirsch	45	Vice Chairman and Director
Kevin J. Lucey	51	Chief Operating Officer
Lydia A. Gavalis	54	General Counsel and Secretary
Juan Delgado-Moreira	47	Managing Director
Michael Donohue	42	Managing Director and Controller
David J. Berkman	56	Director
O. Griffith Sexton	74	Director
Leslie F. Varon	61	Director

Hartley R. Rogers
Mr. Rogers is the Chairman of our board of directors, a Managing Director, and a member of various investment committees. Prior to serving as Chairman, Mr. Rogers was the Vice Chairman of the board of directors of HLA. He is a Managing Director of Aries Advisors, LLC and Co-Head of CSFB Equity Partners, a private equity fund that is in liquidation and for which Aries Advisors, LLC is an investment advisor. Prior to joining Hamilton Lane in 2003, he was a Managing Director in the Private Equity Division of Credit Suisse First Boston from 1997 to 2001. Subsequently, he was a Managing Director and investment committee member of DLJ Merchant Banking Partners III, a $5.3 billion private equity fund, from 2001 to 2002. Prior to joining CSFB in 1997, Mr. Rogers was a Managing Director of Morgan Stanley & Co. Incorporated, where his responsibilities included serving as President of the general partners of the Princes Gate Investors family of private equity funds. He worked at Morgan Stanley from 1981 to 1983, 1986 to 1993 and from 1995 to 1997. He serves on the boards (or equivalent bodies) of the Green Vale School, the Peoples’ Symphony Concerts and previously served on the board of the Metropolitan Opera. He also serves on the board of the Institute for International Education and is a member of its investment committee. As of May 3, 2018, Mr. Rogers stepped down as a director of Acadia Healthcare (NASDAQ: ACHC). He is a graduate of Harvard College and received an M.B.A. from Harvard Business School.
Mr. Rogers’ extensive experience in private markets, including his long tenure as our Chairman, brings valuable industry-specific knowledge and insights to the board of directors and provides the board of directors with an in-depth understanding of our business and operations.

Mario L. Giannini
Mr. Giannini is our Chief Executive Officer, a member of our board of directors and a Co-Chairman of various investment committees. Mr. Giannini has been a director since 2007 and has been Chief Executive Officer since 2001. Prior to becoming Chief Executive Officer, Mr. Giannini was the President of HLA from 1998 to 2001. Prior to joining Hamilton Lane in 1993, he served as Executive Vice President and General Counsel of Industrial Valley Title Insurance Company from 1989 to 1992, Deputy General Counsel of Fidelity Bank in Philadelphia from 1984 to 1989, and Senior Attorney at Continental Illinois Bank in Chicago from 1979 to 1983. Mr. Giannini received a B.A. from California State University, Northridge, a J.D. from Boston College and a Master of Laws degree from the University of Virginia. He is a former member of the state bars of California and Illinois.
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
Erik R. Hirsch
Mr. Hirsch has served as our Vice Chairman since October 2016 and has been a member of our board of directors since March 2017. He also serves as Chairman of HLA’s Investment Committee. Prior to becoming our Vice Chairman, he previously served as Chief Investment Officer from April 2003 to October 2016. Prior to serving as Chief Investment Officer, Mr. Hirsch held the positions of Managing Director, Vice President and Associate. Before joining Hamilton Lane in 1999, Mr. Hirsch was a corporate investment banker in the merger and acquisition department of Brown Brothers Harriman & Co. from 1998 to 1999. From 1995 to 1998, he was a municipal financial consultant with Public Financial Management, specializing in asset securitization, strategic consulting and sport stadium financings. Civically, Mr. Hirsch is the Chief Executive Officer and President of the Snug Harbor Foundation and serves on the board of directors of the Sixers Youth Foundation. Mr. Hirsch received a B.A. from the University of Virginia.
Mr. Hirsch’s extensive experience in private markets, including his long tenure managing our investments as Chief Investment Officer, brings valuable industry-specific knowledge and insights to the board of directors and provides the board of directors with an in-depth understanding of our business and operations.
Kevin J. Lucey
Mr. Lucey has been our Chief Operating Officer since 2011. He is a member of HLA’s Investment Committee and leads our Operating Committee, Business Development, Relationship Management, Human Resources and Information Technology functions. Mr. Lucey joined the firm in 2007 from Delaware Investments, where he was Executive Vice President responsible for global distribution, client services, product management and product development from 2003 to 2006. Mr. Lucey previously served as Senior Vice President of Putnam Investments from 1995 to 2003, responsible for 401(k) sales. He also has held positions at Mellon Bank, The Boston Company and Colonial Management Associates. Mr. Lucey received a B.A. in Finance from Merrimack College, where he has served on the board of trustees since 2015.
Lydia A. Gavalis
Ms. Gavalis is our General Counsel and Secretary. She is responsible for Hamilton Lane’s global legal affairs, directly and through her legal and compliance team. Prior to joining the firm in 2016, Ms. Gavalis worked for SEI Investments Company for more than 18 years. She served as Division General Counsel of SEI’s Institutional Investors business segment; General Counsel for both SEI Private Trust Company, a U.S. federal savings association, and SEI Trust Company, a U.S. state-charted trust company; Head of SEI’s Corporate Legal Services team; and Director & General Counsel of the company’s London-based asset management firm, SEI Investments (Europe) Limited. Ms. Gavalis received a J.D. from Temple University School of Law in 1989 and a B.A. from Rosemont College in 1986, where she received the E.R.S. Law School award. She is a member of the state bar of Pennsylvania.
Juan Delgado-Moreira
Mr. Delgado-Moreira is a Managing Director of HLA and serves as the head of our Asia business. He is a member of HLA’s Investment Committee and leads our Asian investment activities and client relationships. Prior to joining Hamilton Lane in 2005, Mr. Delgado-Moreira was an Investment Manager at Baring Private Equity Partners Ltd. in London, where he focused on mid-market private equity in Europe. Previously, Mr. Delgado-Moreira held senior research positions at institutions in the United Kingdom, including the University of Essex, and was a lecturer and Fulbright Scholar at Stanford University. Mr. Delgado-Moreira began his career as an analyst in Madrid, Spain at the Sociedad Estatal de Participaciones Industriales (formerly known as the Instituto Nacional de Industria). Mr. Delgado-Moreira received a B.A. in Political Science and Sociology and a Ph.D. in Research Methods/Statistics from the Universidad Complutense de Madrid. He is a chartered financial analyst and a member of the CFA Institute.
Michael Donohue
Mr. Donohue is our Controller and a Managing Director in HLA’s Finance Department, where he oversees internal reporting, SEC and external reporting, tax and financial planning and analysis. Prior to joining Hamilton Lane in 2008, Mr. Donohue was Assistant Controller at an international chemical manufacturer. Previously, he was an audit manager with KPMG in Philadelphia. He began his career at Crown Holdings, where he held several accounting positions. Mr. Donohue received a B.S. in Accounting from The Pennsylvania State University and an M.B.A. from Villanova University and is a certified public accountant. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants.
David J. Berkman

Mr. Berkman has been a member of our board of directors since May 2017. Since January 2000, Mr. Berkman has served as the Managing Partner of Associated Partners, LP, a private equity firm primarily engaged in telecommunications infrastructure operations and investments. Mr. Berkman serves on the boards (or equivalent bodies) of Entercom Communications Corp. (NYSE: ETM), as Lead Director, and serves on its audit, compensation, nominating/corporate governance and executive committees, and Franklin Square Holdings, LP. He previously served on the board of Actua Corporation until resigning in February 2018 in connection with the sale of substantially all of that company’s assets and subsequent voluntary delisting from the Nasdaq Global Market, liquidation and wind-up of its remaining business. He also served on the board of Diamond Resorts International, Inc. until the sale of that company to a private investor in September 2016. He also serves on the advisory committee of First Round Capital, a venture firm. Civically, Mr. Berkman serves on the Board of Overseers of the University of Pennsylvania School of Engineering and Applied Science. Mr. Berkman received a B.S. in Economics from the Wharton School of the University of Pennsylvania.

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
O. Griffith Sexton
Mr. Sexton has been a member of our board of directors since March 2017. Mr. Sexton has served on the board of HLA since 2003. He was an adjunct professor of finance at Columbia Business School from 1995 to 2010 and is a visiting lecturer at Princeton University, where he teaches courses in corporate finance. Mr. Sexton was an investment banking professional at Morgan Stanley from 1973 to 1995 where he served as a managing director from 1985 to 1995. His responsibilities included the development and execution of advisory assignments involving major corporate transactions such as mergers, acquisitions, divestitures, corporate defense, recapitalizations, financial restructurings, joint ventures, and spin-offs and squeeze outs. He has served as an advisory director of Morgan Stanley from 1995 to 2005 and from 2014 to the present. Mr. Sexton was a member of the board of directors of Morgan Stanley from 2005 to 2014 and of Investor AB, a publicly traded Swedish investment company, from 2003 to 2015. A former U.S. naval aviator and Vietnam veteran, Mr. Sexton holds a B.S.E. from Princeton and an M.B.A. from Stanford.
Mr. Sexton’s broad experience in finance and academia brings valuable insight, an in-depth understanding of the industry and a unique perspective to the board of directors.
Leslie F. Varon
Ms. Varon has been a member of our board of directors since May 2017. Ms. Varon served as Chief Financial Officer of Xerox Corporation from November 2015 through December 2016 during which time she led the restructuring of the $18 billion business process services, printing equipment, software and solutions company, including the successful spin-off of its $7 billion services business. After that transaction, she became Special Advisor to the new Xerox Chief Executive Officer until March 2017 when she retired from the company. Prior to becoming Chief Financial Officer at Xerox, she was briefly VP Investor Relations from March 2015 through October 2015. Previously, she served Xerox as VP Finance & Corporate Controller from July 2006 to February 2015, where she oversaw global financial operating executives and had responsibility for corporate financial planning and analysis, accounting, internal audit, risk management, global real estate and worldwide shared services centers. Earlier in her career, Ms. Varon was Vice President Finance & Operations support for Xerox’s North American business, Vice President Xerox Investor Relations and Corporate Secretary and Director of Corporate Audit. From 2006 to 2017 she served on the board of Xerox International Partners, a joint venture between Xerox Corporation and Fuji Xerox Corporation, representing Xerox Corporation’s ownership stake. Ms. Varon is also a member of the audit committee of the board of directors of Dentsply Sirona Inc. (Nasdaq: XRAY). She received a B.A. from Binghamton University and an M.B.A. with concentrations in finance and marketing from Virginia Tech.

Ms. Varon’s extensive financial background, combined with her investor engagement and corporate governance expertise and demonstrated success in business transformation, crisis management and balance sheet optimization, brings valuable knowledge and insights to the board of directors.
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
Our directors are elected to serve until their successors are duly elected and qualified or until their earlier death, resignation, removal, retirement or disqualification. We hold an annual meeting of stockholders for the election of directors as required by the rules of Nasdaq. There is no limit on the number of terms a director may serve.
Our board of directors is divided into three classes as nearly equal in size as is practicable. The composition of the board of directors is:

•	Class I, which consists of Messrs. Berkman and Sexton, whose terms will expire at our annual meeting of stockholders to be held in 2020;

•	Class II, which consists of Mr. Hirsch and Ms. Varon, whose terms will expire at our annual meeting of stockholders to be held in 2018; and

•	Class III, which consists of Messrs. Giannini and Rogers, whose terms will expire at our annual meeting of stockholders to be held in 2019.
Upon the expiration of the initial term of office for each class of directors, each director in such class will be elected for a term of three years and serve until a successor is duly elected and qualified or until his or her earlier death, resignation, removal, retirement or disqualification. Vacancies occurring on the board of directors, whether due to death, resignation, removal, retirement, disqualification or for any other reason, and newly created directorships resulting from an increase in the authorized number of directors, may be filled by a majority of the remaining members of the board of directors. Directors may be removed, but only for cause, with the affirmative vote of the holders of 75% of the voting power of our common stock, except that prior to a Sunset, directors may be removed with or without cause with the affirmative vote or consent of the holders of a majority of the voting power of our common stock.
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
Because the voting group collectively controls more than 50% of our voting power, we are a “controlled company” under the rules of Nasdaq and therefore qualify for an exemption from the requirement that our board of directors consist of a majority of independent directors, that we establish a compensation committee consisting solely of independent directors and that our director nominees be selected or recommended by independent directors. Accordingly, although we may transition to a board with a majority of independent directors prior to the time we cease to be a “controlled company,” until we cease to be a “controlled company,” you do not have the same protections afforded to stockholders of companies that are subject to all of these corporate governance requirements. If we cease to be a “controlled company” and our shares continue to be listed on Nasdaq, we will be required to comply with these provisions within the applicable transition periods. See “Risk Factors—Risks Related to Our Organizational Structure—We are a ‘controlled company’ within the meaning of the Nasdaq listing standards and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements” included in Part I, Item 1A of this Form 10-K.
Our board of directors and its committees have supervisory authority over us and HLA.
Stockholder Nominations

The Stockholders Agreement provides that our board of directors will nominate individuals designated by HLAI to be elected as directors at our annual meeting of stockholders.

The Company’s Amended and Restated Bylaws (“Bylaws”) describe how other stockholders may nominate candidates for election to our board of directors. For our 2018 annual meeting of stockholders, stockholders may nominate a candidate for election to our board only by sending written notice to our corporate Secretary at our principal office at One Presidential Boulevard, 4th Floor, Bala Cynwyd, Pennsylvania 19004. This notice must be received on or before June 21, 2018, but no earlier than May 22, 2018 (except that if the date of the 2018 annual meeting of stockholders is not within 30 days of the first anniversary of the immediately preceding year’s annual meeting date, this notice must be received no earlier than the 120th day before the date of the 2018 annual meeting and not later than the later of the 90th day before the date of the 2018 annual meeting, or the close of business on the 10th day after the day on which the first public disclosure of the date of such annual meeting was made).

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

A copy of the full text of the relevant Bylaw provisions, which includes the complete list of all information that must be submitted to nominate a director, may be obtained upon written request directed to our corporate Secretary at our principal office. A copy of our Bylaws is filed as Exhibit 3.2 to this report and can be found on the SEC’s website at www.sec.gov.

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
Audit Committee
We have a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee consists of Messrs. Berkman and Sexton and Ms. Varon, with Ms. Varon serving as the Chair. Rule 10A-3 of the Exchange Act and the Nasdaq rules required us to have an audit committee composed entirely of independent directors by February 28, 2018. Mr. Rogers also served on the audit committee until November 2017. Our board of directors has affirmatively determined that Messrs. Berkman and Sexton and Ms. Varon each meet the definition of “independent director” for purposes of serving on an audit committee under Rule 10A-3 under the Exchange Act and the Nasdaq rules.

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

The board of directors has determined that each of the audit committee members qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee
Our compensation committee consists of Messrs. Rogers, Giannini and Sexton, with Mr. Giannini serving as the Chair.
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

Compensation Committee Interlocks and Insider Participation

Messrs. Rogers and Giannini are both executive officers of the Company. No member of the compensation committee is a former executive officer of the Company or any of its subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of an entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on (i) our review of reports submitted to us during and with respect to the year ended March 31, 2018, filed with the SEC pursuant to Section 16(a) of the Exchange Act, including any amendment thereto and (ii) written representations of our directors, executive officers and certain beneficial owners of more than 10% of our Class A common stock, we believe that, with the following exceptions, all reports required to be filed under Section 16(a) of the Exchange Act, with respect to transactions in our equity securities through March 31, 2018, were filed on a timely basis.

In fiscal 2018, HLA Investments, LLC and HRHLA, LLC jointly filed one late Form 4 with respect to the exchange of Class B Units and corresponding cancellation of shares of Class B common stock in connection with the 2018 Offering. Also, Juan Delgado-Moreira and Michael Donohue each filed one late Form 4/A in April 2018 to correct an administrative error that inadvertently reported vested shares of Class A common stock as restricted shares in their respective original Form 4 filings on March 8, 2017 in connection with reporting an award of restricted stock under the Company’s 2017 Equity Plan.

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
Summary Compensation Table
The following table sets forth the compensation earned for the periods indicated by our principal executive officer and our next three most highly compensated executive officers who served in such capacities at March 31, 2018, who collectively comprise our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Stock Awards (2) ($)	All Other Compensation ($)		Total ($)
Mario L. Giannini Chief Executive Officer	2018	350,000	1,400,000	—	84,554	(3)	1,834,554
	2017	350,000	2,216,800	554,211	334,524		3,455,535
Erik R. Hirsch Vice Chairman	2018	300,000	1,800,000	600,021	94,538	(4)	2,794,559
	2017	300,000	1,980,000	495,004	279,896		3,054,900
Hartley R. Rogers Chairman	2018	280,000	700,000	700,031	57,142	(5)	1,737,173
	2017	280,000	750,000	750,003	91,379		1,871,382
Juan Delgado-Moreira Managing Director	2018	320,123	1,419,098	475,037	105,749	(6)	2,320,007
	2017	322,206	1,470,896	367,908	382,188		2,543,198

(1)	The amount shown represents the cash portion of the annual bonus.

(2)
This amount represents the grant-date fair value of stock awards granted as the equity portion of the annual bonus, computed in accordance with U.S. GAAP pertaining to equity based compensation. See “Compensation and Benefits” in Note 2, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Item 8.

(3)	This amount represents payments received in respect of the Company’s carried interest plans of $76,454 and 401(k) contributions of $8,100.

(4)	This amount represents payments received in respect of the Company’s carried interest plans of $86,483 and 401(k) contributions of $8,100.

(5)	This amount represents payments received in respect of the Company’s carried interest plans of $49,042 and 401(k) contributions of $8,100.

(6)
This amount represents payments received in respect of the Company’s carried interest plans of $45,309, housing cost reimbursement of $47,635, legal expenses paid by the Company of $7,683 in connection with the 2018 Offering and contributions to a defined contribution plan of $5,122.

Outstanding Equity Awards At 2018 Fiscal Year End

	Restricted Stock Awards
Name	Grant Date	Unvested Restricted Stock Awards	Market Value of Unvested Restricted Stock Awards ($) (1)
Mario L. Giannini Chief Executive Officer	3/14/2015	14,237	530,044
	3/11/2016	25,092	934,175
	5/15/2017	29,494	1,098,062
Erik R. Hirsch Vice Chairman	3/14/2015	11,011	409,940
	3/11/2016	19,715	733,989
	3/14/2017	19,758	738,590
	3/14/2018	15,761	586,782
Hartley R. Rogers Chairman	3/14/2015	13,347	496,909
	3/11/2016	31,365	1,167,719
	3/14/2017	29,936	1,114,517
	3/14/2018	18,388	684,585
Juan Delgado-Moreira Managing Director	3/14/2015	7,519	279,932
	3/11/2016	13,187	490,952
	3/14/2017	14,685	546,723
	3/14/2018	12,478	464,556

(1)
Prior to the Reorganization, all equity awards vested into Class C interests. As part of the Reorganization, on March 6, 2017, unvested awards were replaced with awards vesting in Class A common stock according to the vesting schedule in effect prior to the Reorganization. The Grant Date column reflects the original award grant date. The value included in this table is based on the closing stock price of our Class A common stock as of March 30, 2018, the last business day of our fiscal year. See “Initial Public Offering and Reorganization” in Item 1.

Pension Benefits and Nonqualified Deferred Compensation
We do not provide pension benefits or nonqualified deferred compensation.
Executive Compensation Arrangements
Equity Compensation
2017 Equity Incentive Plan
Prior to our IPO, we adopted, and our sole stockholder approved, a new omnibus equity incentive plan. In February 2018, we amended the plan to make certain ministerial changes, principally to facilitate continued vesting through planned retirement dates. As amended, we refer to the plan as the “2017 Equity Plan.” The 2017 Equity Plan is intended to advance the interests of Hamilton Lane by enhancing its ability to attract and retain employees, officers and non-employee directors, in each case who are selected to be participants in the plan, and by motivating them to continue working toward and contributing to the success and growth of Hamilton Lane. Persons eligible to receive awards under the 2017 Equity Plan include current and prospective employees, current and prospective officers and members of our board of directors who are not our employees.
The 2017 Equity Plan authorizes the award of incentive and nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, incentive bonuses and dividend equivalents, any of which may be performance-based. We believe the variety of awards that may be granted under this plan gives us the flexibility to offer competitive incentives and to tailor benefits to specific needs and circumstances.
The 2017 Equity Plan is administered by our compensation committee. The compensation committee has the authority to interpret the 2017 Equity Plan and prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the plan. The 2017 Equity Plan permits the compensation committee to select the participants, to determine the terms and conditions of those awards, including but not limited to the exercise price, the number of Class A shares subject to awards, the term of the awards and the performance goals, and to determine the restrictions applicable to awards and the conditions under which any restrictions will lapse. The compensation committee also has the discretion to determine the vesting schedule applicable to awards, provided that all awards (other than awards replaced as part of the Reorganization) vest in no less than one year. Notwithstanding the foregoing, the 2017 Equity Plan prohibits the taking of any action with respect to an award that would be treated, for accounting purposes, as a “repricing” of such award at a lower exercise, base or purchase price, unless such action is approved by our stockholders.
The 2017 Equity Plan reserved for issuance 5,000,000 shares of Class A common stock (representing approximately 10% of the fully-diluted number of shares of Class A common stock outstanding immediately after the closing of our IPO). The maximum number of Class A shares subject to awards (other than awards being replaced as part of the Reorganization) which may be granted to any individual during any fiscal year is 200,000 and the maximum number of Class A shares subject to stock options and SARs (other than awards being replaced as part of the Reorganization) granted to any individual during a calendar year is 100,000.
Awards granted under the 2017 Equity Plan are evidenced by award agreements. The terms of all options granted under the 2017 Equity Plan are determined by the compensation committee, but may not extend beyond 10 years after the date of grant. Stock options and SARs granted under the 2017 Equity Plan will have an exercise price that is determined by the compensation committee, provided that, except in the case of awards being replaced as part of the Reorganization, the exercise price shall not be less than the fair market value of a share of our Class A common stock on the date of grant.
Upon the death or disability of a plan participant, or upon the occurrence of a change in control or other event, in each case, as determined by the compensation committee, the compensation committee may, but is not required to, provide that each award granted under the 2017 Equity Plan will become immediately vested and, to the extent applicable, exercisable.
Our board of directors has the authority to amend or terminate the 2017 Equity Plan at any time. Stockholder approval for an amendment will generally not be obtained unless required by applicable law or stock exchange rule or deemed necessary or advisable by our board of directors. Unless previously terminated by our board of directors, the 2017 Equity Plan will terminate on February 28, 2027. Amendments to outstanding awards, however, will require the consent of the holder if the amendment adversely affects the rights of the holder.

Predecessor Equity Plan
Prior to our IPO, HLA maintained the 2003 Class C Interest Plan, as amended (the “2003 Plan”). As part of the Reorganization, we issued options to purchase shares of our Class A common stock in replacement of all outstanding options to purchase Class C interests, and we issued awards vesting in Class A common stock to replace outstanding unvested awards of Class C interests under the 2003 Plan. These replacement awards were made under the 2017 Equity Plan and vested according to the same vesting schedule in effect prior to the IPO. We have amended the 2003 Plan to provide that no further awards will be issued thereunder.
Carried Interest Compensation
2016 Carried Interest Plan
HLA maintains its 2016 Carried Interest Plan, pursuant to which awards of cash and profits interests are made to certain full-time salaried employees of HLA who are key contributors to the success of the business. On June 13, 2018, HLA amended and restated the 2016 Carried Interest Plan effective as of January 1, 2018 (as amended and restated, the “Carried Interest Plan”).
Awards under the Carried Interest Plan consist of a portion of the profits and performance fees in excess of specified thresholds earned by HLA from managing or advising various specialized funds and customized separate accounts, which is referred to as the “Carried Interest.” The Carried Interest Plan is administered by HLA’s Compensation Committee, which may delegate its rights and duties to our Carry Plan Committee. Absent such delegation, HLA’s Compensation Committee is generally responsible for making all final determinations with respect to awards under the Carried Interest Plan, including the recipients and relative amounts. However, any award granted to HLA’s Chief Executive Officer must be approved by the board of directors of Hamilton Lane Incorporated.
Under the Carried Interest Plan, HLA’s Finance Department calculates the Carried Interest as and when it determines that a specialized fund or customized separate account has generated Carried Interest. On January 1 of each year commencing on and after January 1, 2018, 25% of the Carried Interest generated for the previous year from each specialized fund and customized separate account that generates Carry Interest (referred to as “Employee Carry”) is allocated to an “Employee Carry Pool” (a pool, created for the benefit of participants, which holds the Employee Carry for such year) as follows: (i) with respect to Employee Carry received from commingled investment funds, 50% of the Employee Carry will be allocated in the year the fund has its first closing, and the remaining 50% will be allocated in the next subsequent year, and (ii) with respect to Employee Carry received from other funds, 100% of the Employee Carry will be allocated in the year the account is first established, with subsequent amounts of Employee Carry for such fund being allocated in the year any amendment becomes effective.
Participants in the Carried Interest Plan receive award agreements specifying the applicable Employee Carry Pool, the number of Employee Carry Pool points awarded to the participant (with each point representing a 1% share of the applicable Employee Carry Pool), and the vesting schedule applicable to the award. A Participant’s award will be paid in the form of (i) with respect to Employee Carry received from commingled investment funds, a profits interest in the Employee Carry Pool, and (ii) with respect to Employee Carry received from other funds, a cash distribution from HLA, which will be made as soon as practicable following the date on which the Employee Carry is allocated to the Employee Carry Pool; provided that no payment will be made before an award is vested.
Upon termination of employment, unvested awards are forfeited, except in the case of the participant’s death, in which case awards will be fully vested and paid to the participant’s designated beneficiaries. In the case of a participant whose award is fully vested, (i) any not-for-cause termination of employment will result in a 20% reduction of any and all future amounts to be paid to the participant relating to such awards, and (ii) any for-cause termination of employment shall result in the cancellation of all awards and a 100% forfeiture of any and all future amounts otherwise payable to the participant relating to such award.
HLA may withhold amounts in order to satisfy tax withholding obligations and reserve accounts, and has the right to require participants to return distributions in order to satisfy “clawback” or similar obligations to the relevant specialized fund or customized separate account.
The HLA Compensation Committee has the right to amend or terminate the Carried Interest Plan at any time. Consent of the participant is required when such amendment or termination adversely affects the terms of an award.
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
Employment Agreements
With the exception of Mr. Delgado-Moreira, we do not have any employment, severance or change in control arrangements with our named executive officers. However, upon a change in control, our 2017 Equity Plan provides for accelerated vesting of outstanding equity awards held by participants, including each of our named executive officers.
Juan Delgado-Moreira
On May 23, 2016, Hamilton Lane (Hong Kong) Limited entered into an employment agreement with Mr. Delgado-Moreira providing that he would serve as Managing Director on the Fund Investment Team in Hong Kong beginning on June 1, 2016. His term of employment is terminable by either party upon 12 weeks’ written notice, except for a termination for cause, in which case no prior notice is required. Pursuant to the agreement, Mr. Delgado-Moreira is entitled to an annual base salary of 2,500,000 HKD (which was equivalent to $320,123 at the spot rate in effect on March 31, 2018), which may be increased periodically, and an annual bonus in an amount to be determined based on performance. During the period of June 1, 2016 through May 31, 2017, Mr. Delgado-Moreira received relocation assistance to facilitate his move from the United Kingdom to Hong Kong, including housing reimbursement and continued pension contribution. Mr. Delgado-Moreira is entitled to health coverage and also participates in the Company’s 2017 Equity Plan and the Carried Interest Plans described above.

Director Compensation
Our policy is to not pay director compensation to directors who are also our employees. We pay each of our non-employee directors an annual retainer of $125,000 in the form of cash, time-based restricted stock awarded under the 2017 Equity Plan or a combination of both, at their election. The restricted stock vests one year after the date of grant. The Chair of the audit committee also receives an additional $15,000 annual cash retainer. All members of the board of directors are reimbursed for reasonable costs and expenses incurred in attending meetings of our board of directors.
Mr. Berkman and Ms. Varon were each elected to our board of directors in May 2017. For the portion of fiscal 2018 during which they served, Mr. Berkman elected to receive his pro-rated annual retainer in cash, and Ms. Varon elected to receive her pro-rated annual retainer in equal portions of cash and restricted stock. She received her retainer for service as Chair of the audit committee in cash. Mr. Sexton elected to receive his annual retainer for fiscal 2018 service in restricted stock.
The following table shows compensation paid to our non-employee directors in fiscal 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Total ($)
David J. Berkman	$106,113	—	$106,113
O. Griffith Sexton(1)	$—	$192,123	$192,123
Leslie F. Varon	$65,790	$82,207	$147,997

(1) All reported amounts were paid to Mr. Sexton in fiscal 2018. Mr. Sexton’s award includes a pro-rated retainer award for his service on our board from March 6, 2017 to March 31, 2017, the portion of our 2017 fiscal year after our IPO. The board of directors determined in 2018 to make this pro-rated award.

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
As described in “Related-Party Transactions—Exchange Agreement,” each Class B Holder and Class C Holder is entitled to have its Class B units or Class C units, as applicable, exchanged for Class A common stock on a one-for-one basis, or, at our option, for cash. Each Class B Holder holds one share of Class B common stock for each Class B unit it beneficially owns. As a result, the number of shares of Class B common stock listed in the table below correlates to the number of Class B units each Class B Holder beneficially owns. The number of shares of Class A common stock listed in the table below represents (i) shares of Class A common stock directly owned plus (ii) the number of Class C units each Class C Holder beneficially owns, and assumes no exchange of Class B units for Class A common stock.
As discussed in “Related-Party Transactions—Stockholders Agreement,” certain Class B Holders who are significant outside investors, members of management and significant employee owners entered into a stockholders agreement in connection with our IPO pursuant to which they agreed to vote all their shares of voting stock, including Class A and Class B common stock, together and in accordance with the instructions of HLAI on any matter submitted to our common stockholders for a vote. Because they are a “group” under applicable securities laws, each party to the stockholders agreement is deemed to be a beneficial owner of all securities held by all other parties to the stockholders agreement. The below table disregards shares owned by the group and lists only common stock in which the listed stockholder has a pecuniary interest. The group files reports on Schedule 13D periodically as required by law to disclose its holdings.
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
Unless otherwise indicated, the address for all persons listed in the table is: c/o Hamilton Lane Incorporated, One Presidential Blvd., 4th Floor, Bala Cynwyd, PA 19004.

	Common stock owned						% of total voting power	% total economic interest in HLA
	Class A			Class B
Name of Beneficial Owner	Number		%	Number		%
Named Executive Officers and Directors:
Mario L. Giannini	123,756		*	6,789,627	(1)	26%	24%	13%
Erik R. Hirsch	1,558,830	(2)	6%	1,417,861		6%	6%	6%
Hartley R. Rogers	175,209		1%	11,356,448	(3)	44%	40%	21%
Juan Delgado-Moreira	1,417,620		5%	—		—	*	3%
David J. Berkman	25,000		*	—		—	*	*
O. Griffith Sexton	6,254		*	1,432,466	(4)	6%	5%	3%
Leslie F. Varon	2,676		*	—		—	*	*
All executive officers and directors as a group (11 persons)	4,172,367		15%	22,000,985		86%	79%	49%
Other 5% Beneficial Owners:
HLA Investments, LLC(5)	—		—	14,538,318		57%	51%	27%
HL Management Investors, LLC(6)	4,705,443		17%	4,655,755		18%	18%	17%
Wasatch Advisors, Inc.(7)	1,677,342		6%	—		—	1%	3%
Federated Investors, Inc.(8)	1,218,645		4%	—		—	*	2%
TPG Group Holdings (SBS) Advisors, Inc.(9)	1,026,529		4%	—		—	*	2%
TimesSquare Capital Management, LLC(10)	999,100		4%	—		—	*	2%

* Represents beneficial ownership of less than 1%.

(1)
This consists of 2,949,595 shares beneficially owned directly by Mr. Giannini, 977,296 shares beneficially owned by a family trust, 2,579,104 shares beneficially owned by Hamilton Lane Advisors, Inc., which is an S-corporation that is wholly owned by Mr. Giannini, and 283,632 shares beneficially owned by HLAI in which Mr. Giannini has a pecuniary interest. This number does not include, and Mr. Giannini disclaims beneficial ownership of, shares owned by HLAI in which he does not have a pecuniary interest. See footnote 5.

(2)
This number includes shares beneficially owned by HLMI in which Mr. Hirsch has a pecuniary interest. This number does not include, and Mr. Hirsch disclaims beneficial ownership of, shares owned by HLMI in which he does not have a pecuniary interest. See footnote 6.

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

(5)
HLAI is owned by an affiliate of Mr. Rogers, family trusts of Mr. Sexton, Mr. Giannini and other parties. Mr. Rogers controls the managing member of HLAI. Pursuant to the stockholders agreement, HLAI directs the votes of the voting group comprised of significant outside investors, members of management and significant employee owners. The voting group beneficially owns 32,521,053 shares of Class A common stock as reported in its Schedule 13D filed on March 23, 2018.

(6)	Certain of our executive officers and other senior employees beneficially own all or a portion of their shares of our common stock through HLMI.

(7)
Based solely on information reported in a Schedule 13G filed with the SEC on February 14, 2018 by Wasatch Advisors, Inc. As reported in such filing, Wasatch Advisors, Inc. has sole voting and dispositive power with respect to all 1,677,342 Class A shares, constituting approximately 9% of the Class A shares outstanding. Wasatch Advisors, Inc. is located at 505 Wakara Way, Salt Lake City, UT 84108. In order to present these holdings consistently with those of management, our directors and related parties, the percentage of Class A common stock owned has been recalculated to reflect the exchange of Class C units into Class A common stock in the denominator.

(8)
Based solely on information reported in a Schedule 13G jointly filed with the SEC on February 14, 2018 by Federated Investors, Inc. (“Federated”), Voting Shares Irrevocable Trust, Thomas R. Donahue, Rhodora J. Donohue, and J. Christopher Donahue. As reported in such filing, Federated Investors, Inc. is the beneficial owner of 1,218,645 Class A shares, constituting approximately 6% of the Class A shares outstanding, with sole voting power and sole dispositive power with respect to all 1,218,645 shares. Thomas R. Donahue, Rhodora J. Donohue, and J. Christopher Donahue act as trustees of the Voting Shares Irrevocable Trust and disclaim beneficial ownership of such Class A shares. All of the shares are owned by investment advisory clients of Federated. The Voting Shares Irrevocable Trust holds all of Federated’s outstanding voting stock. Federated Investors, Inc. is located at Federated Investors Tower, Pittsburgh, PA 15222. In order to present these holdings consistently with those of management, our directors and related parties, the percentage of Class A common stock owned has been recalculated to reflect the exchange of Class C units into Class A common stock in the denominator.

(9)
Based solely on information reported in a Schedule 13G/A jointly filed with the SEC on February 14, 2018 by TPG Group Holdings (SBS) Advisors, Inc. (“Group Advisors”), David Bonderman and James G. Coulter. As reported in such filing, Group Advisors is the beneficial owner of 1,026,529 Class A shares, constituting approximately 5% of the Class A shares outstanding, with shared voting power and shared dispositive power with respect to all 1,026,529 shares. Messrs. Bonderman and Coulter disclaim beneficial ownership of such Class A shares except to the extent of their pecuniary interest therein. Group Advisors is located at c/o TPG Global, LLC, 301 Commerce Street, Suite 3300, Fort Worth, Texas 76102. In order to present these holdings consistently with those of management, our directors and related parties, the percentage of Class A common stock owned has been recalculated to reflect the exchange of Class C units into Class A common stock in the denominator.

(10)
Based solely on information reported in a Schedule 13G filed with the SEC on February 14, 2018 by TimesSquare Capital Management, LLC (“TimesSquare”). As reported in such filing, TimesSquare is the beneficial owner of 999,100 Class A shares, constituting approximately 5% of the Class A shares outstanding, with sole voting power with respect to 994,600 shares and sole dispositive power with respect to all 999,100 shares. All of the shares are owned by investment advisory clients of TimesSquare, and such clients have the right to receive dividends and proceeds from the sale of such shares. TimesSquare is located at 7 Times Square, 42nd Floor, New York, NY 10036. In order to present these holdings consistently with those of management, our directors and related parties, the percentage of Class A common stock owned has been recalculated to reflect the exchange of Class C units into Class A common stock in the denominator.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related-Party Transactions
The Reorganization
In connection with the Reorganization, HLA amended its operating agreement and we and the other parties thereto entered into the tax receivable agreement, the exchange agreement, the stockholders agreement and the registration rights agreement, and we acquired from legacy members of HLA certain membership interests using a portion of the proceeds of the IPO, and, in some cases, in exchange for our Class A common stock, issued Class B common stock to certain continuing members of HLA. From time to time after the IPO, HLA members may exchange membership interests in HLA for shares of our Class A common stock or, at our election, for cash, on an ongoing basis.
The following are summaries of certain provisions of our related-party agreements, which are qualified in their entirety by reference to all of the provisions of such agreements. Because these descriptions are only summaries of the applicable agreements, they do not necessarily contain all of the information that you may find useful. We therefore encourage you to review the agreements in their entirety. Copies of the agreements and any applicable amendments have been filed with the SEC and are incorporated by reference as exhibits to this Form 10-K, and are available electronically on the website of the SEC at www.sec.gov.
HLA Operating Agreement
In connection with the IPO and the Reorganization, the members of HLA amended and restated the limited liability company operating agreement of HLA (as amended to date, the “HLA Operating Agreement”). We hold all of the Class A units in HLA, and serve as its managing member, and thus control all of the business and affairs of HLA and its subsidiaries. Holders of Class B units and Class C units generally do not have voting rights under the HLA Operating Agreement.
Class A units, Class B units and Class C units have the same economic rights per unit. Accordingly, the holders of our Class A common stock (through us), the Class B Holders and the Class C Holders hold approximately 42.1%, 48.6% and 9.3%, respectively, of the economic interests in our business as of March 31, 2018.
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
At any time we issue a share of our Class A common stock for cash, the net proceeds received by us will be promptly used to acquire a Class A unit unless used to settle an exchange of a Class B unit or Class C unit for cash. At any time we issue a share of our Class A common stock upon an exchange of a Class B unit or Class C unit or settle such an exchange for cash, described below under “—Exchange Agreement,” we will contribute the exchanged unit to HLA and HLA will issue to us a Class A unit. At any time we issue a share of our Class A common stock pursuant to any of our equity plans, we will contribute to HLA all of the proceeds that we receive (if any) and HLA will issue to us an equal number of its Class A units, having the same restrictions, if any, as are attached to the shares of Class A common stock issued under the plan. If we issue other classes or series of our equity securities, HLA will issue to us an equal amount of equity securities of HLA with designations, preferences and other rights and terms that are substantially the same as our newly issued equity securities. Conversely, if we retire any shares of our Class A common stock for cash, HLA will, immediately prior to such retirement, redeem an equal number of Class A units held by us, upon the same terms and for the same price, as the shares of our Class A common stock are retired. In addition, membership units of HLA, as well as our common stock, will be subject to equivalent stock splits, dividends, reclassifications and other subdivisions.
Class A units may be issued only to us, the managing member of HLA, and are non-transferable. Class B units and Class C units may be issued only to give effect to changes in our common stock as described above. The sole distinction between Class B units and Class C units is that the Class C Holders did not receive any shares of our Class B common stock in respect of their Class C units. Class B units and Class C units may not be transferred, except with our consent or to a permitted transferee, subject to such conditions as we may specify. In addition, Class B Holders may not transfer any Class B units to any person unless he, she or it transfers an equal number of shares of our Class B common stock to the same transferee.

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
The holders of units, including us, will incur U.S. federal, state and local income taxes on their proportionate share of any taxable income of HLA. Net profits and net losses of HLA will generally be allocated to holders of units (including us) on a pro rata basis in accordance with the number of units held by such holder. The HLA Operating Agreement provides for quarterly cash distributions, which we refer to as “tax distributions,” to the holders of the units. Generally, tax distributions are computed by first determining the tax amount of each holder of units, which amount will generally equal the taxable income allocated to each holder of units (with certain adjustments) and then multiplying that income by an assumed tax rate, which is the highest combined U.S. federal and applicable state and local tax rate applicable to any natural person residing in, or corporation doing business in, New York City or San Francisco, California. HLA then determines an aggregate tax distribution amount by reference to the highest unitholder’s tax amount on a per unit basis and, subject to certain limitations, will distribute that aggregate amount to holders of units based on their respective tax amounts for the period covered by the distribution; in February 2018, we amended the HLA Operating Agreement to clarify that tax distributions would be made according to tax amounts for the relevant period rather than percentage interest on the date of distribution. The pro rata distribution amounts will also be increased to the extent necessary, if any, so that the amount distributed to us is sufficient to enable us to pay our actual tax liabilities and our other expenses and costs (including amounts payable under the tax receivable agreement). In June 2018, we amended the HLA Operating Agreement to clarify the formula for calculating tax distributions and set the estimated tax periods to the calendar quarter.
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
Tax Receivable Agreement
We used a portion of the proceeds from our IPO to purchase membership units of HLA from certain of the legacy direct and indirect members of HLA. In addition, the legacy direct and indirect members of HLA may exchange their Class C or Class B units for shares of our Class A common stock on a one-for-one basis or, at our election, for cash. When a Class B unit is exchanged for a share of our Class A common stock, a corresponding share of our Class B common stock will automatically be redeemed by us at par value and canceled. As a result of this initial purchase and any subsequent exchanges, we are entitled to a proportionate share of the existing tax basis of the assets of HLA. In addition, HLA has in effect an election under Section 754 of the Code, which has resulted, and may in the future result, in increases to the tax basis of the assets of HLA. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets.
In connection with the IPO and the Reorganization, we entered into a tax receivable agreement with the legacy members of HLA. The agreement requires us to pay to such members (or their owners) 85% of the amount of tax savings, if any, that we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement, as discussed below) as a result of any possible increases in tax basis described above and of certain other tax benefits attributable to payments under the tax receivable agreement itself. In addition, the HLA Operating Agreement provides that HLA may elect to apply an allocation method with respect to certain HLA investment assets that were held at the time of the closing of our IPO that is expected to result in the future, solely for tax purposes, in certain items of loss being specially allocated to HLI and corresponding items of gain being specially allocated to the other members of HLA. In conjunction therewith, the tax receivable agreement provides that HLI will pay over to the other HLA members 85% of the net tax savings to HLI attributable to those tax losses. These are our obligations and not obligations of HLA. For purposes of the tax receivable agreement, the benefit deemed realized by us is computed by comparing our actual income tax liability to the amount of such taxes that we would have been required to pay had there been no such increase to the tax basis of the assets of HLA, and had we not entered into the tax receivable agreement. The tax receivable agreement became effective immediately upon the consummation of our IPO and will remain in effect until all such tax benefits have been utilized or expired, unless the agreement is terminated early, as described below. We believe that a substantial portion of the intangible assets, including goodwill, of HLA at the time of the IPO, and at the time of the 2018 Offering, that are allocable to the membership units of HLA acquired or deemed acquired in taxable transactions by us from legacy direct or indirect members of HLA, are amortizable for tax purposes. We and our stockholders retain the remaining 15% of the tax benefits that we realize or are deemed to realize. Estimating the amount of payments that may be made under the tax receivable agreement is by its nature imprecise, insofar as the calculation of amounts payable depends on a variety of factors. The actual increase in tax basis, as well as the amount and timing of any payments under the agreement, will vary depending upon a number of factors, including:

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

•
the amount and timing of our income—we expect that the tax receivable agreement will require us to pay 85% of the deemed benefits as and when deemed realized. If we do not have taxable income, we generally will not be required (absent a change of control or other circumstances requiring an early termination payment) to make payments under the tax receivable agreement for that taxable year because no benefit will have been realized. However, any tax benefits that do not result in realized benefits in a given tax year will likely generate tax attributes that may be utilized to generate benefits in future tax years. The utilization of any such tax attributes will result in payments under the tax receivable agreement; and

•
tax rates in effect at the time that we realize the relevant tax benefits—for instance, the recent reduction in the federal corporate income tax rate from a top graduated marginal tax rate of 35% to a 21% flat tax rate.

The payments that we may make under the tax receivable agreement could be substantial.
We have the right to terminate the tax receivable agreement, in whole or, in certain circumstances, in part, at any time. In addition, the tax receivable agreement will terminate early upon certain mergers or consolidations or other changes of control or if we materially breach our obligations under the tax receivable agreement. If we exercise our right to terminate the tax receivable agreement, or if the tax receivable agreement is terminated early in accordance with its terms, our payment obligations under the tax receivable agreement will be accelerated and will become due and payable in a lump sum amount equal to the present value of the anticipated future tax benefits calculated based on a discount rate equal to the lesser of (x) 7.5% and (y) LIBOR plus 400 basis points and on certain assumptions, including that (i) we will have sufficient taxable income to use in full the deductions arising from any increased tax basis and (ii) except in the case of a partial termination, all Class B units and Class C units outstanding on the termination date are deemed to be exchanged on the termination date. As a result, we could be required to make payments under the tax receivable agreement that are substantial and in excess of our actual cash tax savings. See “Risk Factors—Risks Related to Our Organizational Structure—In certain circumstances, payments under the tax receivable agreement may be accelerated and/or significantly exceed the actual tax benefits we realize” included in Part I, Item 1A of this Form 10-K.
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
Payments are generally due under the tax receivable agreement within a specified period of time following the filing of our tax return for the taxable year with respect to which the payment obligation arises, although interest on such payments will begin to accrue at a rate of LIBOR plus 100 basis points from the due date (without extensions) of such tax return. Late payments generally accrue interest at a rate of LIBOR plus 500 basis points. Because of our structure, our ability to make payments under the tax receivable agreement is dependent on the ability of HLA to make distributions to us. The ability of HLA to make such distributions will be subject to, among other things, restrictions in the Loan Agreements, copies of which have been filed with the SEC and are incorporated by reference as exhibits to this Form 10-K. If we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid.
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
Exchange Agreement
In connection with the IPO and the Reorganization, we entered into an exchange agreement with the other members of HLA that entitles those members (and certain permitted transferees thereof, including the beneficial owners of the Class B units and Class C units) to exchange their Class C units, and their Class B units together with an equal number of shares of Class B common stock, for shares of Class A common stock on a one-for-one basis or, at our election, for cash. In February 2018, the parties to the exchange agreement amended it to facilitate cash settlements of exchanges using the proceeds of equity offerings or block trades.
The exchange agreement permits those members to exercise their exchange rights subject to certain timing and other conditions. In particular, exchanges by our senior management and other senior employees are subject to timing and volume limitations: no exchanges were permitted until February 28, 2018; thereafter, exchanges may not exceed one-third of their original holdings until February 28, 2019 and two-thirds of their original holdings until February 28, 2020. After February 28, 2020, these limitations expire. These limitations do not apply to exchanges by our other employees who own Class B units or Class C units or holders who may sell freely under Rule 144, subject to compliance with our corporate policies, including periodic blackout periods imposed by us.
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
Stockholders Agreement
Certain Class B Holders who are significant outside investors, members of management and significant employee owners entered into a stockholders agreement with the Company and HLA in connection with the IPO and the Reorganization pursuant to which they agreed to vote all their shares of voting stock, including Class A and Class B common stock, together and in accordance with the instructions of HLAI on any matter submitted to our common stockholders for a vote.
Under the stockholders agreement, these holders agreed to take all necessary action to cause the persons designated by HLAI to be the full slate of nominees recommended by our board of directors (or any committee or subcommittee thereof for election of directors) at each annual or special meeting of stockholders at which directors are to be elected.
HLAI holds approximately 51% of the aggregate voting power of our Class A common stock and Class B common stock, and the parties to the stockholders agreement collectively hold over 90% of the aggregate voting power of our Class A common stock and Class B common stock. The governing documents of HLAI require generally the approval of two of Messrs. Giannini, Rogers, and Sexton for those votes to be cast in favor of certain fundamental actions, including a material acquisition, an increase in our authorized capital, and an issuance of preferred stock. Otherwise, HLAI is controlled by its managing member, an entity controlled by Mr. Rogers. As a result of these arrangements, HLAI, its current members, and their permitted transferees control the outcome of any such matters that are submitted to our stockholders for the foreseeable future.
Registration Rights Agreement
In connection with the IPO and the Reorganization, we entered into a registration rights agreement with certain Class B Holders who are significant outside investors, members of management and significant employee owners. The registration rights agreement provides these holders with certain registration rights whereby, at any time following the first anniversary of our IPO, these holders will have the right to require us to register under the Securities Act the shares of Class A common stock issuable to them upon exchange of their Class B units or Class C units. The registration rights agreement also provides for piggyback registration rights for these holders, subject to certain conditions and exceptions.
Indemnification Agreements
Our bylaws provide that we will indemnify our directors and officers to the fullest extent permitted by the DGCL, subject to certain exceptions contained in our bylaws. In addition, our certificate of incorporation, provides that our directors will not be liable for monetary damages for breach of fiduciary duty.
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
2018 Offering

In March 2018, we and certain selling stockholders completed a registered offering of an aggregate of 4,531,001 shares of Class A common stock at a price of $34.25 per share. The purpose of the 2018 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 696,315 shares held by the selling stockholders and (ii) 3,834,686 newly issued shares by us. We received approximately $125.2 million in proceeds from the sale of our shares, net of underwriting discounts and commissions and estimated offering expenses, and used all of the net proceeds to settle in cash exchanges by certain members of HLA of a total of 2,235,187 Class B units and 1,599,499 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholders.

Juan Delgado-Moreira, one of our executive officers, and Oakville Number Two Trust, a more than 5% beneficial owner of our Class A common stock by virtue of its membership in our voting group, each participated in the 2018 Offering as selling stockholders, selling 446,315 and 250,000 shares of our Class A common stock, respectively.

The following directors, executive officers and beneficial owners of more than 5% of our Class A common stock exchanged Class B units and/or Class C units for cash consideration of $32.79 per unit (and, for each Class B unit, surrendered to us a corresponding share of Class B common stock for payment of $0.001 per share):

Exchanging Holder	Class B Units Exchanged	Class C Units Exchanged
Hartley Rogers	285,715	—
Mario Giannini	943,075	—
Erik Hirsch	—	504,667
Randy Stilman	—	226,914
Michael Donohue	—	12,626
Kevin Lucey	—	126,154
2008 Sexton Des. Trust FBO Laura Sexton	475,000	—
2008 Sexton Des. Trust FBO Matthew Sexton	475,000	—
Initial Trust under The Frederick B. Whittemore 2008 Children’s Trust	19,145	—
Tara Blackburn	—	180,000
Stephen Brennan	—	36,819
Michael Kelly	—	67,851
Thomas Kerr	—	10,000
Paul Yett	—	300,000
Related-Party Transaction Approval Policy
Our audit committee has the primary responsibility for reviewing and approving or ratifying transactions with related parties. Our audit committee has adopted a formal Related-Party Transaction Policy, pursuant to which the audit committee reviews all transactions in which we and our executive officers, directors (including director nominees) and stockholders owning in excess of 5% of our Class A common stock or their immediate family members are participants. The audit committee must approve or ratify any related-party transaction for it to be consummated or continue.
The audit committee reviews related-party transactions as they arise and are reported to the audit committee. The audit committee also reviews materials prepared by our board of directors and our executive officers to determine whether any related-party transactions have occurred that have not been reported. In reviewing any related-party transaction, the audit committee is to consider all relevant facts and circumstances, including the aggregate dollar value of the transaction, the related party’s relationship to us and interest in the transaction, and the benefits to us of the transaction. The audit committee determines, in its discretion, whether the proposed transaction is in the best interests of Hamilton Lane and our stockholders.
Director Independence
Our board of directors consists of Hartley R. Rogers, Mario L. Giannini, David J. Berkman, Erik R. Hirsch, O. Griffith Sexton and Leslie F. Varon. Mr. Rogers serves as Chair.

Our board of directors has determined that Messrs. Berkman and Sexton and Ms. Varon are each “independent” as defined under the rules of Nasdaq. In making this determination, the board of directors considered the relationships that each individual has with our Company and all other facts and circumstances that the board of directors deemed relevant in determining his or her independence, including ownership interests in us.

We are a “controlled company” under Nasdaq rules and therefore qualify for an exemption from the requirement that our board of directors consist of a majority of independent directors, that we establish a compensation committee consisting solely of independent directors and that our director nominees be selected or recommended by independent directors. Our audit committee consists of Messrs. Berkman and Sexton and Ms. Varon, who serves as Chair.

Item 14. Principal Accountant Fees and Services

Audit Fees

Audit fees charged to us by Ernst & Young LLP for professional services rendered for the audits of our consolidated financial statements for the fiscal year 2018, 2017, 2016, 2015 and 2014 included in our Registration Statement on Form S-1 and Form 10-K during the year ended March 31, 2018 and 2017 totaled $1,130,000 and $3,587,498, respectively.

Audit-Related Fees

Audit-related fees charged to us by Ernst & Young LLP for services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” consisted primarily of fees for attest services of individual investment funds during the year ended March 31, 2018 and 2017 totaled $130,485 and $147,999 respectively.

Tax Fees

Tax fees charged to us by Ernst & Young LLP for tax services rendered, primarily related to advice on tax structuring and foreign tax compliance and transfer pricing services, during the year ended March 31, 2018 and 2017 totaled $22,976 and $233,876, respectively.

All Other Fees

The fees billed to us by Ernst & Young LLP for all other services rendered, primarily related to a subscription to an online accounting research tool, during the year ended March 31, 2018 and 2017 totaled $7,200 and $1,995.

Pre-Approval Policies and Procedures

All of the fees paid to Ernst & Young LLP (i) during the year ended March 31, 2017, were pre-approved by HLA, and (ii) during the year ended March 31, 2018, were pre-approved by our audit committee in accordance with the Company’s Pre-Approval Policy for Audit and Non-Audit Services (the “Pre-Approval Policy”) discussed below.

The Pre-Approval Policy was adopted by our audit committee and governs the pre-approval, selection, retention and termination of any services provided by the Company’s independent registered public accounting firm. The Pre-Approval Policy expressly prohibits non-audit services for which engagement is not permitted by the SEC’s rules and regulations, including internal audit outsourcing and expert services unrelated to the audit. A list of prohibited and permitted services is set forth in the Pre-Approval Policy. Permitted services include audit, audit-related, permitted non-audit and tax-related services. Audit and audit-related services may include, among other things, services related to securities filings, accounting and financial reporting consultations, statutory audits and acquisition-related due diligence and benefit plan audits.

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

152

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

3. Exhibits. See Exhibit Index.

Item 16. Form 10-K Summary
Omitted at the Company’s option.

153

Exhibit Index

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/17	001-38021
10.2	Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of February 26, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	S-1	10.2	2/26/18	333-223235
10.3
Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members
						X
10.4	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17	001-38021
10.5	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17	001-38021
10.6	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18	001-38021
10.7	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17	001-38021
10.8	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17	001-38021
10.9†	Hamilton Lane Incorporated 2017 Equity Incentive Plan	S-1/A	10.6	2/16/17	333-215846
10.10†	Amendment No. 1 to the Hamilton Lane Incorporated 2017 Equity Incentive Plan	10-Q	10.2	2/9/18	001-38021
10.11†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17	333-215846

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.12†	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.1	2/9/18	001-38021
10.13†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17	333-215846
10.14†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)					X
10.15†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17	333-215846
10.16○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	8/25/17	001-38021
10.17○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	8/25/17	001-38021
10.18†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17	001-38021
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

† Indicates a management contract or compensatory plan or arrangement.

○ Confidential treatment has been granted for portions of this exhibit.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of June, 2018.

HAMILTON LANE INCORPORATED

By:	/s/ Mario L. Giannini
Name: Mario L. Giannini
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 14th day of June, 2018.

Signature	Title

/s/ Hartley R. Rogers	Chairman of the Board of Directors
Hartley R. Rogers

/s/ Mario L. Giannini	Chief Executive Officer and Director (Principal Executive Officer)
Mario L. Giannini

/s/ Randy M. Stilman	Chief Financial Officer and Treasurer (Principal Financial Officer)
Randy M. Stilman

/s/ Michael T. Donohue	Controller (Principal Accounting Officer)
Michael T. Donohue

/s/ David J. Berkman	Director
David J. Berkman

/s/ Erik R. Hirsch	Director
Erik R. Hirsch

/s/ O. Griffith Sexton	Director
O. Griffith Sexton

/s/ Leslie F. Varon	Director
Leslie F. Varon