Form 10-Q
period 2018-06-30
Hamilton Lane INC
filed 2018-08-09
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 6, 2018, there were 23,124,052 shares of the registrant’s Class A common stock, par value $0.001, and 25,601,056 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018 (our “2018 Form 10-K”) and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2018	2018
Assets
Cash and cash equivalents	$53,641	$47,596
Restricted cash	1,801	1,787
Fees receivable	16,710	14,924
Prepaid expenses	3,153	2,301
Due from related parties	1,963	3,236
Furniture, fixtures and equipment, net	5,800	4,782
Investments	141,164	137,253
Deferred income taxes	72,798	73,381
Other assets	9,705	8,535
Total assets	$306,735	$293,795
Liabilities and Equity
Accounts payable	$405	$1,700
Accrued compensation and benefits	21,786	8,092
Deferred incentive fee revenue	3,704	6,245
Debt	83,707	84,162
Accrued members’ distribution	4,618	11,837
Payable to related parties pursuant to tax receivable agreement	34,335	34,133
Accrued dividends	4,729	3,893
Other liabilities	8,526	7,659
Total liabilities	161,810	157,721

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 23,127,291 and 23,139,476 issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	22	22
Class B common stock, $0.001 par value, 50,000,000 authorized; 25,700,068 issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	26	26
Additional paid-in-capital	74,802	73,829
Retained earnings	8,685	4,549
Total Hamilton Lane Incorporated stockholders’ equity	83,535	78,426
Non-controlling interests in general partnerships	6,709	7,266
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	54,681	50,382
Total equity	144,925	136,074
Total liabilities and equity	$306,735	$293,795
See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2018	2017
Revenues
Management and advisory fees	$50,979	$51,684
Incentive fees	12,383	1,017
Total revenues	63,362	52,701
Expenses
Compensation and benefits	26,622	19,962
General, administrative and other	11,048	8,458
Total expenses	37,670	28,420
Other income (expense)
Equity in (loss) income of investees	(114)	5,919
Interest expense	(765)	(1,106)
Interest income	42	316
Other non-operating loss	(135)	(106)
Total other (expense) income	(972)	5,023
Income before income taxes	24,720	29,304
Income tax expense	1,617	3,692
Net income	23,103	25,612
Less: (Loss) income attributable to non-controlling interests in general partnerships	(120)	898
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,378	19,250
Net income attributable to Hamilton Lane Incorporated	$8,845	$5,464

Basic earnings per share of Class A common stock	$0.40	$0.30
Diluted earnings per share of Class A common stock	$0.39	$0.30
Dividends declared per share of Class A common stock	$0.2125	$0.175
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2018	2017
Net income	$23,103	$25,612
Amounts reclassified to net income:
Realized loss on cash flow hedge	—	35
Total other comprehensive income, net of tax	—	35
Comprehensive income	23,103	25,647
Less:
Comprehensive (loss) income attributable to non-controlling interests in general partnerships	(120)	898
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,378	19,273
Total comprehensive income attributable to Hamilton Lane Incorporated	$8,845	$5,476
See accompanying notes to the condensed consolidated financial statements.

5

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in general partnerships	Non- Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2018	$22	$26	$73,829	$4,549	$7,266	$50,382	$136,074
Cumulative-effect adjustment from adoption of accounting guidance	—	—	411	20	—	566	997
Net income (loss)	—	—	—	8,845	(120)	14,378	23,103
Equity-based compensation	—	—	678	—	—	932	1,610
Repurchase of Class A shares for employee tax withholding	—	—	(63)	—	—	(87)	(150)
Dividends declared	—	—	—	(4,729)	—	—	(4,729)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	(437)	—	(437)
Member distributions	—	—	—	—	—	(11,543)	(11,543)
Equity reallocation between controlling and non-controlling interests	—	—	(53)	—	—	53	—
Balance at June 30, 2018	$22	$26	$74,802	$8,685	$6,709	$54,681	$144,925
See accompanying notes to the condensed consolidated financial statements.

6

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2018	2017
Operating activities:
Net income	$23,103	$25,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	510	437
Change in deferred income taxes	583	1,903
Change in payable to related parties pursuant to tax receivable agreement	202	—
Amortization of deferred financing costs	14	85
Equity-based compensation	1,587	1,416
Equity in loss (income) of investees	114	(5,919)
Proceeds received from investments	2,679	5,176
Other	66	129
Changes in operating assets and liabilities:
Fees receivable	(1,786)	(7,361)
Prepaid expenses	(852)	(126)
Due from related parties	1,273	362
Other assets	(354)	(672)
Accounts payable	(1,295)	(40)
Accrued compensation and benefits	13,694	8,126
Deferred incentive fees	(2,541)	—
Other liabilities	867	58
Net cash provided by operating activities	37,864	29,186
Investing activities:
Purchase of furniture, fixtures and equipment	(1,413)	(388)
Distributions received from investments	1,960	3,465
Contributions to investments	(8,641)	(6,589)
Net cash used in investing activities	(8,094)	(3,512)
Financing activities:
Repayments of debt	(469)	(650)
Contributions from non-controlling interest in general partnerships	17	40
Distributions to non-controlling interest in general partnerships	(454)	(1,134)
Repurchase of Class A shares for employee tax withholding	(150)	(663)
Proceeds received from option exercises	—	313
Dividends paid	(3,893)	—
Members’ distributions	(18,762)	(9,387)
Net cash used in financing activities	(23,711)	(11,481)
Increase in cash, cash equivalents, and restricted cash	6,059	14,193
Cash, cash equivalents, and restricted cash at beginning of the period	49,383	34,135
Cash, cash equivalents, and restricted cash at end of the period	$55,442	$48,328

See accompanying notes to the condensed consolidated financial statements.

7

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007. As of March 6, 2017, following its initial public offering (“IPO”) and related transactions, HLI became a publicly-traded entity, and is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. As of June 30, 2018 and March 31, 2018, HLI held approximately 42.1% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services, primarily to institutional investors, to design, build and manage private markets portfolios. HLA sponsors the formation, and serves as the general partner or managing member, of various limited partnerships or limited liability companies consisting of specialized funds and certain single client separate account entities (“Partnerships”) that acquire interests in third-party managed investment funds that make private equity and equity-related investments. The Partnerships may also make direct co-investments, including investments in debt, equity, and other equity-based instruments. HLA, which includes certain subsidiaries that serve as the general partner or managing member of the Partnerships, may invest its own capital in the Partnerships and generally makes all investment and operating decisions for the Partnerships. HLA operates several wholly-owned entities through which it conducts its foreign operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of March 31, 2018.

Fair Value of Financial Instruments

The Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

8

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

The carrying amounts of the term loan and revolving loan facility of $73,257 and $10,450, respectively, as of June 30, 2018 approximated fair values based on then-current market rates for similar debt instruments and are classified as Level II within the fair value hierarchy.

Distributions and Dividends

Distributions and dividends are reflected in the condensed consolidated financial statements when declared. Distributions to members represent amounts paid to the non-controlling interest holders of HLA. All distributions received by HLI from HLA are eliminated in the condensed consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards update (ASU) No. 2014-09, “Revenue from Contracts with Customers” (ASU 2014-09). ASU 2014-09 represents a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled to receive in exchange for those goods or services. The Company adopted the new standard on April 1, 2018 using the modified retrospective approach. Refer to Note 3 for additional information related to revenue recognition and impact from the adoption.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and entities may early adopt. The Company adopted the standard on April 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company expects its total assets and total liabilities on its condensed consolidated balance sheets to

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

increase upon adoption of this guidance as a result of recording a lease asset and lease liability related to our operating leases. The Company is continuing to evaluate the impact that this guidance will have on its consolidated financial statements. The Company expects to adopt the new leasing guidance on April 1, 2019.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Payments” (ASU 2016-15). ASU 2016-15 clarifies cash flow classification of several discrete cash flows issues including debt prepayment costs and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted the standard on April 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Revenue Recognition

On April 1, 2018, the Company adopted the new Accounting Standards Codification 606, Revenue from Contracts with Customers, using the modified retrospective method and applied the guidance only to contracts that were not completed as of that date. As a result, prior period amounts continue to be reported under legacy GAAP. The adoption did not change the historical pattern of recognizing revenue for management and advisory fees and incentive fees. The Company recorded a cumulative-effect adjustment which increased beginning additional paid-in-capital, retained earnings and non-controlling interest in Hamilton Lane Advisors, L.L.C. by $411, $20 and $566, respectively. The adjustment related to commission payments that are considered a cost of obtaining a contract under the new guidance and are capitalized and amortized over the expected life of the contractual relationship. These amounts were previously expensed when incurred.
Management and advisory fees
The Company earns management fees from services provided to its specialized funds, customized separate accounts, and distribution management clients, and advisory fees from services provided to advisory clients where the Company does not have discretion over investment decisions. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Specialized funds are structured as partnerships having multiple investors with a subsidiary of the Company serving as general partner or managing member. Customized separate accounts are generally contractual arrangements involving an investment management agreement between the Company and a single client. In some cases, a customized separate account will be structured as a partnership with a subsidiary of the Company as general partner or managing member. The Company determined that the partnership is generally considered to be the customer with respect to specialized funds, while the individual investor or single limited partner is the customer with respect to customized separate accounts and advisory clients.
Management fees generally exclude the reimbursement of any partnership expenses paid by the Company on behalf of its customers pursuant to its contracts, including amounts related to professional fees and other fund administrative expenses. For the professional and administrative services performed by third parties that the Company arranges for the partnerships, the Company concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. Therefore, the Company is acting as an agent.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Accordingly, the reimbursement for these professional fees paid on behalf of the partnerships is generally presented on a net basis.
The Company also incurs certain costs, primarily employee travel, organization and syndication costs, for which it receives reimbursement from its customer in connection with satisfying these performance obligations. For reimbursable travel, organization and syndication costs, the Company concluded it controls the services provided by its employees and other parties and therefore is a principal. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis as revenue in management and advisory fees and as expense in general, administrative and other expenses in the Condensed Consolidated Statements of Operations.
The Company considers its performance obligations in its customer contracts to be one of the following based upon the services promised: asset management services, arrangement of administrative services, distribution management services, and reporting services.
For asset management and arrangement of administrative services, the Company satisfies these performance obligations over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. Management fees from these performance obligations for contracts where the Company has discretion over investment decisions are generally calculated by applying a percentage to unaffiliated committed capital or net invested capital under management and are usually billed quarterly. For many partnerships, fees are based on committed capital during the investment period and then net invested capital through the remainder of the partnership term. The management fee base is subject to factors outside the Company’s control and therefore estimates of future period management fees are not included in the transaction price, as those estimates would be considered constrained. Advisory fees from these performance obligations for contracts where the Company does not have discretion over investment decisions are generally based upon fixed amounts and are usually billed quarterly.
For distribution management services, the Company satisfies these performance obligations at a point in time when shares are sold/liquidated and the proceeds are delivered and the customer receives and consumes the benefits of the services. Distribution management fees are calculated by applying a percentage to the amounts sold/liquidated and are billed at the completion of each transaction.
For reporting services, the Company satisfies these performance obligations over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed. Reporting fees are calculated by applying a fixed rate multiplied by the number of funds monitored and are billed quarterly.
Incentive Fees
Contracts with certain customized separate accounts and specialized funds provide incentive fees, which generally range from 6% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets on either an annual or inception to date basis. Investment returns are highly susceptible to market factors and judgments and actions of third parties which are outside of the Company’s control. Accordingly, incentive fees are considered variable consideration and are therefore constrained until it is probable that a significant reversal will not occur. Incentive fees from specialized funds and customized separate accounts are generally payable after all contributed capital and the preferred return on that capital has been distributed to investors. The Company recognizes incentive fees when it is probable that a significant reversal will not occur. Incentive fees received before the revenue recognition criteria have been met are deferred and recorded within deferred incentive fee revenue in the

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

condensed consolidated balance sheets. The Company recognized $2,541 of incentive fees during the three months ended June 30, 2018 which was previously received and deferred.
The following presents management and advisory fee revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating management and advisory fees:

	Three Months Ended June 30,
	2018	2017
Customized separate accounts	$20,387	$18,784
Specialized funds	21,015	25,206
Advisory and reporting	8,159	6,650
Distribution management	1,088	1,044
Fund reimbursement revenue	330	—
Total management and advisory fees	$50,979	$51,684

Cost to obtain contracts
The Company incurs incremental costs related to non-discretionary sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length of 10 years proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $999 as of June 30, 2018 and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $122 for the three months ended June 30, 2018 and is included in general, administrative and other in the Condensed Consolidated Statements of Income.
4. Investments

Investments consist of the following:

	June 30,	March 31,
	2018	2018
Equity method investments in Partnerships	$110,520	$105,389
Equity method investments in Partnerships held by consolidated VIEs	13,597	14,704
Other equity method investments	794	876
Other investments	16,253	16,284
Total Investments	$141,164	$137,253

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

partners. The Company recognized equity method (loss) income related to its investments in Partnerships and other equity method investments of ($114) and $5,919 for the three months ended June 30, 2018 and 2017, respectively.

Other investments

The Company’s other investments include equity securities in other proprietary investments for which fair value is not readily determinable. The accounting guidance requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

5. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $13,597 and $14,704 as of June 30, 2018 and March 31, 2018, respectively, and are recorded in Investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of June 30, 2018 and March 31, 2018 other than deferred incentive fee revenue of $3,704 and $6,245 as of June 30, 2018 and March 31, 2018, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of June 30, 2018, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $14,454,389 and $5,458,926, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30,	March 31,
	2018	2018
Investments	$80,526	$77,016
Fees receivable	4,837	517
Due from related parties	433	1,837
Total VIE Assets	85,796	79,370
Deferred incentive fee revenue	3,704	6,245
Non-controlling interests	(6,709)	(7,266)
Maximum exposure to loss	$82,791	$78,349

6. Acquisition

On August 11, 2017, HLA acquired substantially all the assets of Real Asset Portfolio Management LLC (“RAPM”) for a total aggregate purchase price of approximately $5,840, of which $5,228 was paid in cash with the remainder settled in 27,240 shares of Class A common stock valued at approximately $612. An additional amount based upon an agreed multiple of earnings, which is currently estimated at approximately $7,925 of which $6,172 has previously been recognized since the acquisition date through June 30, 2018, could be payable to the principals of RAPM who are now employees of HLA if they remain employed by HLA through the expected payment date in October 2018. As the amount is contingent upon future employment, the amount will be recognized as compensation expense over the required performance period. The Company recorded approximately $2,948 of intangible assets related to the acquired investment management contracts, which assets will be amortized over eight years, and $2,874 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed were not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of RAPM were not material for the three months ended June 30, 2018, and pro forma information related to this acquisition is not included because the impact on the Company’s Condensed Consolidated Statements of Income is not considered to be material.

7. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2018:

	Class A Common Stock	Class B Common Stock
March 31, 2018	23,139,476	25,700,068
Shares repurchased for employee tax withholdings	(3,328)	—
Forfeitures of restricted stock	(8,857)	—
June 30, 2018	23,127,291	25,700,068

During the three months ended June 30, 2018, the Company retired 3,328 shares of Class A common stock at a total cost of $150, which were purchased from employees to fund statutory tax withholding requirements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8. Equity-Based Compensation

A summary of restricted stock activity for the three months ended June 30, 2018 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2018	893,557	$19.32
Granted	—	$—
Vested	(10,108)	$17.61
Forfeited	(8,857)	$14.43
June 30, 2018	874,592	$19.39

As of June 30, 2018, total unrecognized compensation expense related to restricted stock was $14,957.

9. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2018	2017
Base compensation and benefits	$19,854	$18,292
Incentive fee compensation	2,408	254
Equity-based compensation	1,587	1,416
Contingent compensation related to acquisition	2,773	—
Total compensation and benefits	$26,622	$19,962

10. Income Taxes

HLI is the sole managing member of HLA, which is organized as a limited liability company and treated as a “flow-through” entity for income tax purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from certain local taxes assessed at the limited liability company level and foreign taxes attributable to its operations in foreign jurisdictions. Any taxable income or loss generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI, on a pro rata basis. As a result, the Company does not record income taxes on pre-tax income or loss attributable to the non-controlling interests in the general partnerships and HLA, except for certain local and foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income from HLA.

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company’s effective tax rate was 6.5% and 12.6% for the three months ended June 30, 2018 and 2017, respectively. These rates were less than the statutory rate primarily due to the portion of income allocated to the non-controlling entities and discrete tax adjustments recorded in the three months ended June 30, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, resulting in significant changes to U.S. federal income tax laws which include, but are not limited to: (1) a reduction of the corporate income tax rate from a maximum graduated tax rate of 35% to a flat tax rate of 21% effective January 1, 2018, (2) a limitation of the tax deduction for interest expense, (3) expensing the cost of acquired qualified property, and (4) a one-time transition tax on accumulated, undistributed earnings of certain foreign subsidiaries. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017 which addresses situations where the information needed to account for the income tax effects of the Tax Act is either not available, not prepared, or incomplete for the reporting period in which the Tax Act was enacted. During the year ended March 31, 2018, the Company recorded a provisional amount as a reasonable estimate of the impact of the Tax Act in accordance with SAB 118. As of June 30, 2018, the Company has not completed the accounting for the effects of the Tax Act and there have been no changes to the previously recorded provisional amounts.

The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.

As of June 30, 2018, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The payable to related parties pursuant to the TRA increased to $34,335 as of June 30, 2018 from $34,133 as of March 31, 2018 as a result of being re-measured due to changes in state tax rates. The change in liability was recorded to other non-operating loss in the Condensed Consolidated Statements of Income. No amounts were paid to TRA Recipients during the three months ended June 30, 2018.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

11. Earnings per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended
	June 30, 2018			June 30, 2017
	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$8,845	22,248,547	$0.40	$5,464	17,981,601	$0.30
Adjustment to net income:
Assumed exercise and vesting of employee awards	119			83
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		524,940			477,814
Diluted EPS of Class A common stock	$8,964	22,773,487	$0.39	$5,547	18,459,415	$0.30

The calculation of diluted earnings per share for the three months ended June 30, 2018 and 2017 excludes 30,603,983 and 34,438,669 outstanding Class B and C Units of HLA, respectively, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

12. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $30,593 and $32,867 for the three months ended June 30, 2018 and 2017, respectively. The Company earned incentive fees from Partnerships of $11,892 and $598 for the three months ended June 30, 2018 and 2017, respectively.

The Company entered into a service agreement on June 1, 2017 with its joint venture pursuant to which it had expenses of $1,195 for the three months ended June 30, 2018 that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $405 and $393 as of June 30, 2018 and March 31, 2018, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

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

Fees receivable from the Partnerships were $6,446 and $1,929 as of June 30, 2018 and March 31, 2018, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

13. Supplemental Cash Flow Information

	Three Months Ended June 30,
	2018	2017
Cumulative-effect adjustment from adoption of accounting guidance	$997	$—
Non-cash financing activities:
Dividends declared but not paid	$4,729	$3,167
Member distributions declared but not paid	$4,618	$4,598

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

Incentive Fees

In connection with carried interest from the Partnerships, the Company only recognizes its allocable share of the Partnerships’ earnings to the extent that this income is not subject to continuing contingencies. Carried interest allocated to the Company from the Partnerships that is subject to continuing contingencies is not recognized in the accompanying Condensed Consolidated Balance Sheets. The Partnerships have allocated carried interest still subject to contingencies and that did not meet the Company’s criteria for recognition in the amounts of $292,893 and $303,766, net of amounts attributable to non-controlling interests, at June 30, 2018 and March 31, 2018, respectively, of which $3,704 and $6,245 at June 30, 2018 and March 31, 2018, respectively, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $73,223 and $75,306 as of June 30, 2018 and March 31, 2018, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $102,617 and $101,054 as of June 30, 2018 and March 31, 2018, respectively.

15. Subsequent Events

On July 12, 2018, the Company fully repaid the outstanding balance on its revolving loan facility of $10,450.

On August 2, 2018, the previously announced acquisition of an entity in which the Company held an investment closed. The Company estimates it will record a gain of approximately $7,600 in connection with the transaction during the fiscal second quarter ending September 30, 2018.

On August 7, 2018, the Company declared a quarterly dividend of $0.2125 per share of Class A common stock to record holders at the close of business on September 14, 2018. The payment date will be October 4, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K for a more complete understanding of our financial position and results of operations.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2018 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2018, fiscal 2017 and fiscal 2016 are to our fiscal years ended March 31, 2018, 2017 and 2016, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $45 billion of our assets under management (“AUM”) as of June 30, 2018.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $11 billion of our AUM as of June 30, 2018.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $415 billion of assets under advisement (“AUA”) as of June 30, 2018.

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
Revenues
On April 1, 2018, we adopted the new Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. As a result, prior period amounts continue to be reported under legacy GAAP. The adoption did not change the historical pattern of recognizing revenue for management and advisory fees and incentive fees. See Note 2 to our condensed consolidated financial statements for more information on our adoption of ASC 606.
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
Distribution management fees are generally earned by applying a percentage to AUM or proceeds received. Certain active management clients may elect a fee structure under which they are charged an asset-based fee plus a performance fee based on net realized and unrealized gains and income net of realized and unrealized losses.
Incentive fees comprise carried interest earned from our specialized funds and certain customized separate accounts structured as single-client funds in which we have a general partner commitment, and performance fees earned on certain other customized separate accounts.
For each of our secondary funds, direct/co-investment funds and credit funds, we earn carried interest equal to a fixed percentage of net profits, usually 10.0% to 12.5%, subject to a compounded annual preferred return that is generally 6.0% to 8.0%.  To the extent that our primary funds also directly make secondary investments and direct/co-investments, they generally earn carried interest on a similar basis.  Furthermore, certain of our primary funds earn carried interest on their investments in other private markets funds on a primary basis that is generally 5.0% of net profits, subject to the fund’s compounded annual preferred return.
We recognize carried interest when it is probable that a significant reversal will not occur. In the event that a payment is made before it can be recognized as revenue, this amount would be included as deferred incentive fee revenue on our consolidated balance sheet and recognized as income in accordance with our revenue recognition policy. The primary contingency regarding incentive fees is the “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents.
Performance fees, which are a component of incentive fees, are based on the aggregate amount of realized gains earned by the applicable customized separate account, subject to the achievement of defined minimum returns to the clients. Performance fees range from 5.0% to 12.5% of net profits, subject to a compounded annual preferred return that varies by account but is generally 6.0% to 8.0%. Performance fees are recognized when the risk of clawback or reversal is not probable.

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
We expect that we will incur additional expenses as compared to certain prior periods as a result of becoming a public company for director and officer insurance, independent director compensation and additional personnel. This includes the cost of investor relations professionals, tax professionals, SEC reporting and Sarbanes-Oxley Act compliance professionals, and other similar expenses.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2018 and 2017. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
($ in thousands)	2018	2017
Revenues
Management and advisory fees	$50,979	$51,684
Incentive fees	12,383	1,017
Total revenues	63,362	52,701
Expenses
Compensation and benefits	26,622	19,962
General, administrative and other	11,048	8,458
Total expenses	37,670	28,420
Other income (expense)
Equity in (loss) income of investees	(114)	5,919
Interest expense	(765)	(1,106)
Interest income	42	316
Other non-operating loss	(135)	(106)
Total other (expense) income	(972)	5,023
Income before income taxes	24,720	29,304
Income tax expense	1,617	3,692
Net income	23,103	25,612
Less: (Loss) income attributable to non-controlling interests in general partnerships	(120)	898
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,378	19,250
Net income attributable to Hamilton Lane Incorporated	$8,845	$5,464

Revenues

	Three Months Ended June 30,
($ in thousands)	2018	2017
Management and advisory fees
Customized separate accounts	$20,387	$18,784
Specialized funds	21,015	25,206
Advisory and reporting	8,159	6,650
Distribution management	1,088	1,044
Fund reimbursement revenue	330	—
Total management and advisory fees	50,979	51,684
Incentive fees	12,383	1,017
Total revenues	$63,362	$52,701

Three months ended June 30, 2018 compared to three months ended June 30, 2017
Total revenues increased $10.7 million, or 20%, to $63.4 million, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to an increase in incentive fees.
Management and advisory fees decreased $0.7 million, or 1%, to $51.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. Specialized funds revenue decreased $4.2 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to $5.8 million in retroactive fees from our latest secondary fund in the prior year period. This was partially offset by a $2.6 million increase from our latest co-investment fund, which added $0.9 billion in fee-earning AUM between periods. Included in our latest co-investment fund’s revenue for the quarter was $0.5 million in retroactive fees. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Advisory and reporting fees increased $1.5 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to the addition of new accounts during the preceding 12 months.
Incentive fees increased $11.4 million to $12.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to $6.4 million recognized from one of our customized separate accounts which included the general partner catch-up and $5.2 million from one of our co-investment funds in the period. Recognition of $2.7 million of carried interest did not result in cash incentive fee payments for the period as $0.2 million was attributable to non-controlling interests and $2.5 million was related to the $41.5 million of incentive fee payments that were received in fiscal 2016 but were not recognized as revenue in that period.
Expenses
Three months ended June 30, 2018 compared to three months ended June 30, 2017
Total expenses increased $9.3 million, or 33%, to $37.7 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 due to increases in compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $6.7 million, or 33%, to $26.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to increased base compensation, incentive fee compensation and contingent compensation. Base compensation increased $1.6 million, or 9%, for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation increased $2.2 million due to the increase in incentive fee revenue. Contingent compensation related to the RAPM acquisition was $2.8 million for the three months ended June 30, 2018. The $26.6 million of compensation expense reported above excludes compensation expense related to the $2.5 million recognition of deferred incentive fees from one of our co-investment funds. The compensation expense related to these incentive fees was recognized in fiscal 2016 when the incentive fee payments were received. Of the $10.4 million of incentive fee compensation and the $9.9 million of base compensation and benefits recognized in advance of the associated revenue in fiscal 2016, $0.6 million and $0.6 million, respectively, was related to the $2.5 million of deferred incentive fees recognized in this period.
General, administrative and other expenses increased by $2.6 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This change consisted primarily of a $1.4 million increase in consulting and professional fees, which included $0.9 million in fees related to Private Market Connect, our joint venture, as well as increases in accounting and legal fees.
Other Income (Expense)
The following shows the equity in income of investees included in other income (expense):

	Three Months Ended June 30,
($ in thousands)	2018	2017
Equity in (loss) income of investees
Primary funds	$427	$851
Direct/co-investment funds	(818)	3,092
Secondary funds	154	340
Customized separate accounts	228	1,758
Other equity method investments	(105)	(122)
Total equity in (loss) income of investees	$(114)	$5,919

Three months ended June 30, 2018 compared to three months ended June 30, 2017
Other income decreased $6.0 million to ($1.0) million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to an decrease in equity in income of investees.
Equity in income of investees decreased $6.0 million to ($0.1) million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This included an $0.8 million loss in our direct/co-investment funds compared to a $3.1 million gain in the prior year period and a $1.5 million decrease in gains from our customized separate accounts.
Interest expense decreased $0.3 million to $0.8 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due to an interest rate reduction from our debt refinancing between periods.
Interest income decreased $0.3 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, due primarily to late closing interest received from one of our funds in the prior year period.
Income Tax Expense
The Company’s effective tax rate was 6.5% and 12.6% for the three months ended June 30, 2018 and 2017, respectively. These rates were less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities and discrete tax adjustments recorded in the three months ended June 30, 2018. The decrease in the effective tax rate for the three months ended June 30, 2018 was primarily due to the effects of the Tax Act, which reduced the federal corporate income tax rate to 21% from 35%, effective January 1, 2018.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended June 30,			Three Months Ended June 30,
($ in millions)	2018			2017
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$20,931	$9,758	$30,689	$18,028	$8,793	$26,821
Contributions (1)	1,073	746	1,819	997	759	1,756
Distributions (2)	(1,863)	(166)	(2,029)	(754)	(113)	(867)
Foreign exchange, market value and other (3)	68	(5)	63	(85)	(2)	(87)
Balance, end of period	$20,209	$10,333	$30,542	$18,186	$9,437	$27,623

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

(3)
Foreign exchange, market value and other consists primarily of (i) the impact of foreign exchange rate fluctuations for customized separate accounts and specialized funds that earn fees on non-U.S. dollar denominated commitments and (ii) market value appreciation (depreciation) from customized separate accounts that earn fees on a NAV fee base.

Three months ended June 30, 2018
Fee-earning AUM decreased $0.1 billion to $30.5 billion during the three months ended June 30, 2018, due primarily to customized separate accounts distributions.
Customized separate accounts fee-earning AUM decreased $0.7 billion, or 3%, to $20.2 billion for the three months ended June 30, 2018. Customized separate accounts contributions were $1.1 billion for the three months ended June 30, 2018, due primarily to new allocations from existing clients. Distributions were $1.9 billion for the three months ended June 30, 2018, due primarily to accounts reaching the end of their term.
Specialized funds fee-earning AUM increased $0.6 billion, or 6%, to $10.3 billion for the three months ended June 30, 2018. Specialized fund contributions were $0.7 billion for the three months ended June 30, 2018, due primarily to $0.3 billion in new commitments to our co-investment fund in market during the period and $0.3 billion in contributions from accounts earning fees on a net invested capital fee base. Distributions were $0.2 billion for the three months ended June 30, 2018, due to returns of capital in funds earning fees on a net invested capital fee base.

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
Adjusted EBITDA
Adjusted EBITDA is used to measure our profitability including carried interest. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our outstanding debt, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) other non-operating income and (f) certain other significant items that we believe are not indicative of our core performance.

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
($ in thousands)	2018	2017
Net income attributable to Hamilton Lane Incorporated	$8,845	$5,464
(Loss) income attributable to non-controlling interests in general partnerships	(120)	898
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,378	19,250
Incentive fees (1)	(12,383)	(1,017)
Incentive fee related compensation (2)	4,727	499
Interest income	(42)	(316)
Interest expense	765	1,106
Income tax expense	1,617	3,692
Equity in loss (income) of investees	114	(5,919)
Contingent compensation related to acquisition	2,773	—
Other non-operating loss	135	106
Fee Related Earnings	$20,809	$23,763
Depreciation and amortization	510	437
Equity-based compensation	1,587	1,416
Incentive fees (1)	12,383	1,017
Incentive fees attributable to non-controlling interests (1)	(211)	—
Incentive fee related compensation (2)	(4,727)	(499)
Interest income	42	316
Adjusted EBITDA	$30,393	$26,450

(1)
Incentive fees for the three months ended June 30, 2018 include $2.7 million of non-cash carry. Of the $2.7 million, $2.5 million is included in net income and $0.2 million is attributable to non-controlling interests.

(2)
Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation. Incentive fee related compensation for the three months ended June 30, 2018 excludes compensation expense related to the $2.5 million recognition of incentive fees included in net income from one of our co-investment funds during the period as the related incentive fee compensation was recognized in fiscal 2016.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate. We believe non-GAAP earnings per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$8,845	$5,464
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,378	19,250
Income tax expense	1,617	3,692
Contingent compensation related to acquisition	2,773	—
Adjusted pre-tax net income	27,613	28,406
Adjusted income taxes (1)	(7,458)	(11,431)
Adjusted net income	$20,155	$16,975

Weighted-average shares of Class A common stock outstanding - diluted	22,773,487	18,459,415
Exchange of Class B and Class C units in HLA (2)	30,603,983	34,438,669
Adjusted shares outstanding	53,377,470	52,898,084

Non-GAAP earnings per share	$0.38	$0.32

(1)
Represents corporate income taxes at our estimated statutory tax rate of 27.01% for the three month period ended June 30, 2018 and 40.24% for the three month period ended June 30, 2017 applied to adjusted pre-tax net income. The 27.01% is based on a federal tax statutory rate of 21.00% and a combined state income tax rate net of federal benefits of 6.01%. The 40.24% was based on a federal tax statutory rate of 35.00% and a combined state income tax rate net of federal benefits of 5.24%.

(2)	Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through March 31, 2018 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

The historical and potential future returns of the investment funds we manage are not directly linked to returns on our Class A common stock. Therefore, you should not conclude that continued positive performance of the investment funds we manage will necessarily result in positive returns on an investment in our Class A common stock. As used in this discussion, internal rate of return (“IRR”) is calculated on a pooled basis using daily cash flows. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. See “Performance Methodology” below for more information on how our returns are calculated.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,171 bps
PEF V	2003	135	127	1.7	15.1%	951 bps	1,066 bps
PEF VI	2007	494	467	1.6	12.5%	182 bps	515 bps
PEF VII	2010	262	117	1.6	19.2%	409 bps	826 bps
PEF VIII	2012	427	5	1.7	18.8%	873 bps	1,240 bps
PEF IX	2015	517	15	1.6	58.4%	4,018 bps	4,152 bps
Secondaries
Pre-Fund	—	—	363	1.5	17.1%	1,320 bps	1,165 bps
Secondary Fund I	2005	360	353	1.2	5.2%	114 bps	341 bps
Secondary Fund II	2008	591	534	1.6	22.0%	691 bps	1,100 bps
Secondary Fund III	2012	909	206	1.7	27.9%	1,265 bps	1,721 bps
Secondary Fund IV	2016	1,916	45	1.7	53.0%	3,358 bps	3,443 bps
Co-investments
Pre-Fund	—	—	239	2.0	21.7%	1,716 bps	1,658 bps
Co-Investment Fund	2005	604	450	1.2	3.3%	(267) bps	(15) bps
Co-Investment Fund II	2008	1,195	787	2.5	22.6%	1,017 bps	1,389 bps
Co-Investment Fund III	2014	1,243	15	5.0	136.8%	12,940 bps	13,525 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	27	1.3	25.0%	1,470 bps	1,916 bps
Strat Opps 2016	2016	214	67	1.2	23.4%	1,439 bps	1,746 bps
Strat Opps 2017	2017	435	—	—	—	—	—

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,171 bps	707 bps
PEF V	2003	135	132	1.7	1.6	14.5%	9.9%	867 bps	390 bps	977 bps	495 bps
PEF VI	2007	494	508	1.6	1.6	12.2%	9.4%	125 bps	(113) bps	459 bps	215 bps
PEF VII	2010	262	274	1.5	1.5	14.7%	10.4%	70 bps	(360) bps	461 bps	23 bps
PEF VIII	2012	427	329	1.3	1.2	12.3%	8.6%	(8) bps	(402) bps	281 bps	(118) bps
PEF IX	2015	517	280	1.3	1.2	21.1%	20.7%	674 bps	597 bps	855 bps	729 bps
Secondaries
Pre-Fund	—	—	363	1.5	N/A	17.1%	N/A	1,320 bps	N/A	1,165 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	114 bps	(60) bps	341 bps	160 bps
Secondary Fund II	2008	591	571	1.6	1.5	20.6%	14.6%	528 bps	(78) bps	942 bps	325 bps
Secondary Fund III	2012	909	798	1.4	1.4	19.8%	15.9%	673 bps	250 bps	1,043 bps	623 bps
Secondary Fund IV	2016	1,916	814	1.3	1.3	39.5%	68.5%	2,518 bps	6,150 bps	2,643 bps	6,125 bps
Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,653 bps	N/A	1,601 bps	N/A
Co-Investment Fund	2005	604	577	1.1	1.0	1.3%	-0.1%	(480) bps	(648) bps	(228) bps	(400) bps
Co-Investment Fund II	2008	1,195	1,130	2.1	1.8	19.8%	15.9%	747 bps	352 bps	1,120 bps	721 bps
Co-Investment Fund III	2014	1,243	1,227	1.4	1.3	21.3%	16.8%	824 bps	384 bps	1,058 bps	598 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. ML HY II PME	Net Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	16.0%	12.5%	652 bps	293 bps	1,002 bps	640 bps
Strat Opps 2016	2016	214	213	1.2	1.1	16.8%	14.2%	921 bps	701 bps	1,089 bps	866 bps
Strat Opps 2017	2017	435	320	1.0	1.0	9.7%	9.6%	854 bps	909 bps	465 bps	438 bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2018. The returns are net of management fees, carried interest and expenses charged by the underlying fund managers, but do not include our management fees, carried interest or expenses. Our IRR would decrease with the inclusion of our management fees, carried interest and expenses.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making distributions to holders of HLA units and dividend payments to our stockholders; and (5) borrowings, interest payments and repayments under our outstanding debt. As of June 30, 2018 and March 31, 2018, our cash and cash equivalents, including investments in money market funds, were $53.6 million and $47.6 million, respectively.
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

Term Loan and Revolving Credit Facility
In August 2017, we entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) and a Revolving Loan and Security Agreement (the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the “Loan Agreements”) with First Republic Bank. Proceeds from the Loan Agreements were utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility.

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

As of June 30, 2018 and March 31, 2018, the principal amount of debt outstanding equaled $84.0 million and $84.5 million, respectively. The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA.
Future Sources and Uses of Liquidity
We generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents and our ability to obtain future external financing.
We expect that our primary current and long-term liquidity needs will comprise cash to (1) provide capital to facilitate the growth of our business, (2) fund commitments to our investments, (3) pay operating expenses, including cash compensation to our employees, (4) make payments under the tax receivable agreement, (5) fund capital expenditures, (6) pay interest and principal due on our outstanding debt, (7) pay income taxes, and (8) make distributions and dividend payments to our stockholders and holders of HLA units in accordance with our distribution policy.
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2018 and March 31, 2018, we were required to maintain approximately $1.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
Cash Flows
Three Months Ended June 30, 2018 and 2017

	Three Months Ended June 30,
($ in thousands)	2018	2017
Net cash provided by operating activities	$37,864	$29,186
Net cash used in investing activities	(8,094)	(3,512)
Net cash used in financing activities	(23,711)	(11,481)
Increase in cash, cash equivalents and restricted cash	$6,059	$14,193
Operating Activities
Net cash provided by operating activities was $37.9 million and $29.2 million during the three months ended June 30, 2018 and 2017, respectively. These operating cash flows were driven primarily by:

•	net income of $23.1 million and $25.6 million during the three months ended June 30, 2018 and 2017, respectively;

•
proceeds received from investments of $2.7 million and $5.2 million during the three months ended June 30, 2018 and 2017, respectively, which represent a return on investment from specialized funds and certain customized separate accounts; and

•
net change in operating assets and liabilities of $9.0 million and $0.3 million during the three months ended June 30, 2018 and 2017, respectively, primarily for the accrual related to our annual bonus program that is paid in March.

Investing Activities
Our net cash flow used in investing activities was ($8.1) million and ($3.5) million during the three months ended June 30, 2018 and 2017, respectively. These amounts were driven primarily by:

•	net contributions to investments of ($6.7) million and ($3.1) million during the three months ended June 30, 2018 and 2017, respectively; and

•
purchases of furniture, fixtures and equipment consisting primarily of computer software and hardware of ($1.4) million and ($0.4) million during the three months ended June 30, 2018 and 2017, respectively.

Financing Activities
Our net cash flow used in financing activities was ($23.7) million and ($11.5) million during the three months ended June 30, 2018 and 2017, respectively. Cash used in financing activities was attributable primarily to:

•	debt repayments of ($0.5) million and ($0.7) million during the three months ended June 30, 2018 and 2017, respectively;

•	distributions to non-controlling interest in general partnerships of ($0.5) million and ($1.1) million during the three months ended June 30, 2018 and 2017, respectively;

•	purchases of shares of Class A common stock for tax withholdings of ($0.2) million and ($0.7) million during the three months ended June 30, 2018 and 2017, respectively;

•	dividends paid of ($3.9) million during the three months ended June 30, 2018; and

•	distributions to HLA members of ($18.8) million and ($9.4) million during the three months ended June 30, 2018 and 2017, respectively.
Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in our 2018 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2018 Form 10-K.

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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Form 10-K.
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
Fair value of the financial assets and liabilities of our specialized funds and customized separate accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The impact of investment risk is as follows:

•
Equity in income of investees changes along with the realized and unrealized gains of the underlying investments in our specialized funds and certain customized separate accounts in which we have a general partner commitment. Our general partner investments include thousands of unique underlying portfolio investments with no significant concentration in any industry or country outside of the United States.

•
Management fees from our specialized funds and customized separate accounts are not significantly affected by changes in fair value as the management fees are not generally based on the value of the specialized funds or customized separate accounts, but rather on the amount of capital committed or invested in the specialized funds or customized separate accounts, as applicable.

•
Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of June 30, 2018. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.

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
Interest Rate Risk
 As of June 30, 2018, we had $84.0 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 3.75% as of June 30, 2018. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.50%, was 3.50% as of June 30, 2018.
Based on the floating rate component of our Loan Agreements payable as of June 30, 2018, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.8 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we may be subject to various legal, regulatory and/or administrative proceedings from time to time. Currently, there are no material proceedings pending or, to our knowledge, threatened against us.

Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2018 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2018	—	$—	—	—
May 1-31, 2018	3,328	$45.19	—	—
June 1-30, 2018	—	$—	—	—
Total	3,328	$—
(1) Includes shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under HLI’s 2017 Equity Incentive Plan.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1	Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.3	6/14/18	001-38021
10.2	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

‡ Furnished herewith.

42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of August, 2018.

HAMILTON LANE INCORPORATED

By:	/s/ Randy M. Stilman
Name: Randy M. Stilman
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller