Form 10-Q
period 2018-09-30
Hamilton Lane INC
filed 2018-11-09
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 5, 2018, there were 25,919,710 shares of the registrant’s Class A common stock, par value $0.001, and 24,228,382 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to our ability to manage growth, fund performance, risk, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to us; our ability to comply with investment guidelines set by our clients; our ability to consummate planned acquisitions and successfully integrate the acquired businesses with ours; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2018	2018
Assets
Cash and cash equivalents	$75,181	$47,596
Restricted cash	2,176	1,787
Fees receivable	13,678	14,924
Prepaid expenses	2,855	2,301
Due from related parties	1,791	3,236
Furniture, fixtures and equipment, net	7,096	4,782
Investments	134,256	137,253
Deferred income taxes	108,439	73,381
Other assets	10,769	8,535
Total assets	$356,241	$293,795
Liabilities and Equity
Accounts payable	$476	$1,700
Accrued compensation and benefits	30,399	8,092
Deferred incentive fee revenue	3,704	6,245
Debt	72,802	84,162
Accrued members’ distribution	8,715	11,837
Payable to related parties pursuant to tax receivable agreement	65,048	34,133
Dividends payable	4,729	3,893
Other liabilities	8,221	7,659
Total liabilities	194,094	157,721

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 25,910,442 and 23,139,476 issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	25	22
Class B common stock, $0.001 par value, 50,000,000 authorized; 24,228,382 and 25,700,068 issued and outstanding as of September 30, 2018 and March 31, 2018, respectively	24	26
Additional paid-in-capital	86,089	73,829
Retained earnings	15,178	4,549
Total Hamilton Lane Incorporated stockholders’ equity	101,316	78,426
Non-controlling interests in general partnerships	6,873	7,266
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	53,958	50,382
Total equity	162,147	136,074
Total liabilities and equity	$356,241	$293,795
See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues
Management and advisory fees	$53,248	$46,298	$104,227	$97,982
Incentive fees	2,585	2,411	14,968	3,428
Total revenues	55,833	48,709	119,195	101,410
Expenses
Compensation and benefits	22,771	20,279	49,393	40,241
General, administrative and other	11,695	8,424	22,743	16,882
Total expenses	34,466	28,703	72,136	57,123
Other income (expense)
Equity in income of investees	5,276	4,252	5,162	10,171
Interest expense	(728)	(3,512)	(1,493)	(4,618)
Interest income	43	89	85	405
Other non-operating income (loss)	12,194	87	12,059	(19)
Total other income	16,785	916	15,813	5,939
Income before income taxes	38,152	20,922	62,872	50,226
Income tax expense	5,580	2,688	7,197	6,380
Net income	32,572	18,234	55,675	43,846
Less: Income attributable to non-controlling interests in general partnerships	514	84	394	982
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	20,836	13,462	35,214	32,712
Net income attributable to Hamilton Lane Incorporated	$11,222	$4,688	$20,067	$10,152

Basic earnings per share of Class A common stock	$0.49	$0.26	$0.89	$0.56
Diluted earnings per share of Class A common stock	$0.49	$0.26	$0.88	$0.56
Dividends declared per share of Class A common stock	$0.2125	$0.175	$0.425	$0.35
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income	$32,572	$18,234	$55,675	$43,846
Amounts reclassified to net income:
Realized loss on cash flow hedge	—	887	—	922
Total other comprehensive income, net of tax	—	887	—	922
Comprehensive income	32,572	19,121	55,675	44,768
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	514	84	394	982
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	20,836	14,050	35,214	33,323
Total comprehensive income attributable to Hamilton Lane Incorporated	$11,222	$4,987	$20,067	$10,463
See accompanying notes to the condensed consolidated financial statements.

5

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in general partnerships	Non- Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2018	$22	$26	$73,829	$4,549	$7,266	$50,382	$136,074
Cumulative-effect adjustment from adoption of accounting guidance	—	—	411	20	—	566	997
Net income	—	—	—	20,067	394	35,214	55,675
Equity-based compensation	—	—	1,369	—	—	1,851	3,220
Repurchase of Class A shares for employee tax withholding	—	—	(73)	—	—	(101)	(174)
Deferred tax adjustment	—	—	6,170	—	—	—	6,170
Dividends declared	—	—	—	(9,458)	—	—	(9,458)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	(787)	—	(787)
Member distributions	—	—	—	—	—	(29,568)	(29,568)
Secondary offering	3	(2)	5,891	—	—	(5,894)	(2)
Equity reallocation between controlling and non-controlling interests	—	—	(1,508)	—	—	1,508	—
Balance at September 30, 2018	$25	$24	$86,089	$15,178	$6,873	$53,958	$162,147
See accompanying notes to the condensed consolidated financial statements.

6

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2018	2017
Operating activities:
Net income	$55,675	$43,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,141	910
Change in deferred income taxes	2,866	2,913
Change in payable to related parties pursuant to tax receivable agreement	(839)	(112)
Amortization of deferred financing costs	27	139
Write-off of deferred financing costs	—	1,657
Equity-based compensation	3,182	2,988
Equity in income of investees	(5,162)	(10,171)
Gain on sale of investments	(11,133)	—
Proceeds received from investments	7,525	8,025
Other	66	1,028
Changes in operating assets and liabilities:
Fees receivable	1,246	(3,942)
Prepaid expenses	(554)	465
Due from related parties	1,445	588
Other assets	(1,533)	(831)
Accounts payable	(1,224)	(583)
Accrued compensation and benefits	22,307	17,122
Deferred incentive fees	(2,541)	—
Other liabilities	562	(1,251)
Net cash provided by operating activities	73,056	62,791
Investing activities:
Purchase of furniture, fixtures and equipment	(3,225)	(719)
Proceeds from sales of other investments	22,532	—
Cash paid for acquisition of business	—	(5,414)
Distributions received from investments	4,105	7,151
Contributions to investments	(14,832)	(11,910)
Net cash provided by (used in) investing activities	8,580	(10,892)
Financing activities:
Proceeds from offering	129,626	—
Purchase of membership interests	(129,626)	—
Repayments of debt	(11,387)	(86,100)
Borrowings of debt, net of deferred financing costs	—	85,066
Contributions from non-controlling interest in general partnerships	17	213
Distributions to non-controlling interest in general partnerships	(804)	(2,235)
Repurchase of Class B common stock	(2)	—
Repurchase of Class A shares for employee tax withholding	(174)	(680)
Proceeds received from option exercises	—	313
Dividends paid	(8,622)	(6,339)
Members’ distributions	(32,690)	(25,549)
Net cash used in financing activities	(53,662)	(35,311)
Increase in cash, cash equivalents, and restricted cash	27,974	16,588
Cash, cash equivalents, and restricted cash at beginning of the period	49,383	34,135
Cash, cash equivalents, and restricted cash at end of the period	$77,357	$50,723

See accompanying notes to the condensed consolidated financial statements.

7

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007. As of March 6, 2017, following its initial public offering (“IPO”) and related transactions, HLI became a publicly-traded entity, and is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. As of September 30, 2018 and March 31, 2018, HLI held approximately 47.4% and 42.1% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of March 31, 2018 included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

The carrying amount of the term loan of $72,802 as of September 30, 2018 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level II within the fair value hierarchy. As of September 30, 2018, there were no borrowings outstanding under the revolving loan facility.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company expects its total assets and total liabilities on its condensed consolidated balance sheets to increase upon adoption of this guidance as a result of recording a lease asset and lease liability related to operating leases. The Company is continuing to evaluate the impact that this guidance will have on its consolidated financial statements. The Company expects to adopt the standard on April 1, 2019.

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

3. Revenue Recognition

On April 1, 2018, the Company adopted the new Accounting Standards Codification 606, “Revenue from Contracts with Customers,” using the modified retrospective method and applied the guidance only to contracts that were not completed as of that date. As a result, prior period amounts continue to be reported under legacy GAAP. The adoption did not change the historical pattern of recognizing revenue for management and advisory fees and incentive fees. The Company recorded a cumulative-effect adjustment which increased beginning additional paid-in-capital, retained earnings and non-controlling interest in Hamilton Lane Advisors, L.L.C. by $411, $20 and $566, respectively. The adjustment related to commission payments that are considered a cost of obtaining a contract under the new guidance and are capitalized and amortized over the expected life of the contractual relationship. These amounts were previously expensed when incurred.
Management and advisory fees
The Company earns management fees from services provided to its specialized funds, customized separate accounts, and distribution management clients, and advisory fees from services provided to advisory clients where the Company does not have discretion over investment decisions. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. Specialized funds are structured as partnerships having multiple investors with a subsidiary of the Company serving as general partner or managing member. Customized separate accounts are generally contractual arrangements involving an investment management agreement between the Company and a single client. In some cases, a customized separate account will be structured as a partnership with a subsidiary of the Company serving as general partner or managing member. The Company determined that the partnership is generally considered to be the customer with respect to specialized funds, while the individual investor or single limited partner is the customer with respect to customized separate accounts and advisory clients.
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
For distribution management services, the Company satisfies these performance obligations at a point in time when shares are sold/liquidated and the proceeds are delivered and the customer receives and consumes the benefits of the services. Distribution management fees are generally calculated by applying a percentage to the amounts sold/liquidated and are billed at the completion of each transaction.
For reporting services, the Company satisfies these performance obligations over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed. Reporting fees are generally calculated by applying a fixed rate multiplied by the number of funds monitored and are billed quarterly.
Incentive Fees
Contracts with certain customized separate accounts and specialized funds provide incentive fees, which generally range from 6% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets on either an annual or inception to date basis. Investment returns are highly susceptible to market factors and judgments and actions of third parties which are outside of the Company’s control. Accordingly, incentive fees are considered variable consideration and are therefore constrained and not recognized until it is probable that a significant reversal will not occur. Incentive fees from specialized funds and customized separate accounts are generally payable after all contributed capital and the preferred return on that capital has been distributed to investors. Incentive fees received before the revenue recognition criteria have been met are deferred and recorded within deferred incentive fee revenue in the condensed consolidated balance sheets. The Company recognized $14,968 of incentive

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

fees during the six months ended September 30, 2018 of which $2,541 were previously received and deferred.
The following presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and advisory fees	2018	2017	2018	2017
Customized separate accounts	$21,106	$19,609	$41,493	$38,393
Specialized funds	22,736	19,244	43,751	44,450
Advisory and reporting	8,315	6,829	16,474	13,479
Distribution management	710	616	1,798	1,660
Fund reimbursement revenue	381	—	711	—
Total management and advisory fees	$53,248	$46,298	$104,227	$97,982

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive fees	2018	2017	2018	2017
Specialized funds	$2,085	$511	$7,809	$1,109
Customized separate accounts	500	1,900	7,159	2,319
Total incentive fees	$2,585	$2,411	$14,968	$3,428

Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $991 as of September 30, 2018 and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $114 and $236 for the three and six months ended September 30, 2018, respectively, and is included in general, administrative and other in the Condensed Consolidated Statements of Income.
4. Investments

Investments consist of the following:

	September 30,	March 31,
	2018	2018
Equity method investments in Partnerships	$114,563	$105,389
Equity method investments in Partnerships held by consolidated VIEs	13,996	14,704
Other equity method investments	855	876
Other investments	4,842	16,284
Total Investments	$134,256	$137,253

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $5,276 and $5,162 for the three and six months ended September 30, 2018, respectively, and $4,252 and $10,171 for the three and six months ended September 30, 2017, respectively.

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

On August 2, 2018, an acquisition of an entity in which the Company held an investment with a carrying amount of $10,798 was completed. The Company received cash proceeds of $17,724 and recorded a gain of $6,926 in connection with the transaction, which was recorded in other non-operating income for the three and six months ended September 30, 2018.

On August 11, 2018, an acquisition of an entity in which the Company held an investment with a carrying amount of $600 was completed. The Company received cash proceeds of $4,807 and recorded a gain of $4,207 in connection with the transaction, which was recorded in other non-operating income for the three and six months ended September 30, 2018.

5. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $13,996 and $14,704 as of September 30, 2018 and March 31, 2018, respectively, and are recorded in Investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of September 30, 2018 and March 31, 2018 other than deferred incentive fee revenue of $3,704 and $6,245 as of September 30, 2018 and March 31, 2018, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of September 30, 2018, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $15,046,565 and $5,805,892, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30,	March 31,
	2018	2018
Investments	$83,751	$77,016
Fees receivable	2,902	517
Due from related parties	578	1,837
Total VIE Assets	87,231	79,370
Deferred incentive fee revenue	3,704	6,245
Non-controlling interests	(6,873)	(7,266)
Maximum exposure to loss	$84,062	$78,349

6. Acquisition

On August 11, 2017, HLA acquired substantially all the assets of Real Asset Portfolio Management LLC (“RAPM”) for a total aggregate purchase price of approximately $5,840, of which $5,228 was paid in cash with the remainder settled by issuing shares of Class A common stock. An additional amount, based upon an agreed multiple of earnings, of $8,499 is payable to the principals of RAPM. The Company expects to pay the additional amount over the next 12 months, $7,649 of which will be paid in cash and $850 of which will be paid by issuing Class A common stock. As the amount was contingent upon future employment, the amount has been recognized as compensation expense over the required performance period. The Company recorded approximately $2,948 of intangible assets related to the acquired investment management contracts, which assets will be amortized over eight years, and $2,874 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed were not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of RAPM were not material for the three and six months ended September 30, 2018, and therefore pro forma information related to this acquisition is not included.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2018:

	Class A Common Stock	Class B Common Stock
March 31, 2018	23,139,476	25,700,068
Shares issued (repurchased) in connection with secondary offering	2,742,618	(1,372,674)
Shares converted from units	41,435	—
Shares repurchased for employee tax withholdings	(3,837)	—
Forfeitures	(17,334)	(99,012)
Restricted stock granted	8,084	—
September 30, 2018	25,910,442	24,228,382

During the six months ended September 30, 2018, the Company retired 3,837 shares of Class A common stock, which were purchased from employees to fund statutory tax withholding requirements, at a total cost of $174.

The reallocation adjustment between HLI stockholders’ equity and non-controlling interests in Hamilton Lane Advisors, L.L.C. relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of September 30, 2018.

September 2018 Offering
In September 2018, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,880,979 shares of Class A common stock at a price of $47.26 per share (the “September 2018 Offering”). The shares sold consisted of (i) 138,361 shares held by the selling stockholders and (ii) 2,742,618 shares newly issued by the Company. The Company received approximately $129,626 in proceeds from the sale of its shares and used all of the proceeds to settle exchanges with certain members of HLA of a total of 1,372,674 Class B units and 1,369,944 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not retain any proceeds from the sale of shares by the selling stockholders.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8. Equity-Based Compensation

A summary of restricted stock activity for the six months ended September 30, 2018 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2018	893,557	$19.32
Granted	8,084	$43.99
Vested	(11,900)	$17.06
Forfeited	(17,334)	$14.95
September 30, 2018	872,407	$19.67

As of September 30, 2018, total unrecognized compensation expense related to restricted stock was $13,569.

9. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Base compensation and benefits	$18,216	$17,677	$38,070	$35,969
Incentive fee compensation	633	603	3,041	857
Equity-based compensation	1,595	1,572	3,182	2,988
Contingent compensation related to acquisition	2,327	427	5,100	427
Total compensation and benefits	$22,771	$20,279	$49,393	$40,241

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company’s effective tax rate was 14.6% and 12.8% for the three months ended September 30, 2018 and 2017, respectively, and 11.4% and 12.7% for the six months ended September 30, 2018 and 2017, respectively. These rates were less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities and discrete tax adjustments recorded in the six months ended September 30, 2018.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted, resulting in significant changes to U.S. federal income tax laws which include, but are not limited to: (1) a reduction of the corporate income tax rate from a maximum graduated tax rate of 35% to a flat tax rate of 21% effective January 1, 2018, (2) a limitation of the tax deduction for interest expense, (3) expensing the cost of acquired qualified property, and (4) a one-time transition tax on accumulated, undistributed earnings of certain foreign subsidiaries. The SEC Staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) in December 2017 which addresses situations where the information needed to account for the income tax effects of the Tax Act is either not available, not prepared, or incomplete for the reporting period in which the Tax Act was enacted. During the year ended March 31, 2018, the Company recorded a provisional amount as a reasonable estimate of the impact of the Tax Act in accordance with SAB 118. As of September 30, 2018, the Company has not completed the accounting for the effects of the Tax Act and there have been no changes to the previously recorded provisional amounts.

In connection with the September 2018 Offering, the Company recorded a deferred tax asset in the amount of $40,655. It is more likely than not that a portion of these tax benefits will not be realized, so a valuation allowance of $2,731 has been established as of September 30, 2018.

The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.

As of September 30, 2018, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The payable to related parties pursuant to the TRA increased to $65,048 as of September 30, 2018 from $34,133 as of March 31, 2018 due primarily to the establishment of the deferred tax assets related to the September 2018 Offering. No amounts were paid to TRA Recipients during the six months ended September 30, 2018.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$11,222	22,671,865	$0.49	$4,688	18,113,781	$0.26
Adjustment to net income:
Assumed exercise and vesting of employee awards	165			89
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		585,554			533,085
Diluted EPS of Class A common stock	$11,387	23,257,419	$0.49	$4,777	18,646,866	$0.26

	Six Months Ended September 30, 2018			Six Months Ended September 30, 2017
	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$20,067	22,461,363	$0.89	$10,152	18,049,146	$0.56
Adjustment to net income:
Assumed exercise and vesting of employee awards	282			187
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		554,082			510,437
Diluted EPS of Class A common stock	$20,349	23,015,445	$0.88	$10,339	18,559,583	$0.56

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The calculations of diluted earnings per share exclude outstanding Class B and C Units of HLA of 27,819,930 for the three and six months ended September 30, 2018 and 34,438,669 for the three and six months ended September 30, 2017, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

12. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $32,851 and $63,444 for the three and six months ended September 30, 2018 and $25,991 and $58,858 for the three and six months ended September 30, 2017, respectively. The Company earned incentive fees from Partnerships of $2,434 and $14,326 for the three and six months ended September 30, 2018, respectively, and $1,861 and $2,459 for the three and six months ended September 30, 2017, respectively.

The Company entered into a service agreement on June 1, 2017 with its joint venture pursuant to which it had expenses of $1,253 and $2,448 for the three and six months ended September 30, 2018, respectively, and $1,047 and $1,363 for the three and six months ended September 30, 2017, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $416 and $393 as of September 30, 2018 and March 31, 2018, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

Due from related parties in the Condensed Consolidated Balance Sheets consists primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses for which the Company is subsequently reimbursed and refundable tax distributions made to members.

Fees receivable from the Partnerships were $4,085 and $1,929 as of September 30, 2018 and March 31, 2018, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

13. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2018	2017
Cumulative-effect adjustment from adoption of accounting guidance	$997	$—
Non-cash financing activities:
Dividends declared but not paid	$4,729	$—
Member distributions declared but not paid	$8,715	$—
Establishment of net deferred tax assets related to September 2018 Offering	$37,924	$—

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and that did not meet the Company’s criteria for recognition in the amounts of $332,681 and $303,766, net of amounts attributable to non-controlling interests, at September 30, 2018 and March 31, 2018, respectively, of which $3,704 and $6,245 at September 30, 2018 and March 31, 2018, respectively, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $83,170 and $75,306 as of September 30, 2018 and March 31, 2018, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $110,210 and $101,054 as of September 30, 2018 and March 31, 2018, respectively.

15. Subsequent Events

On November 5, 2018, the Company’s Board of Directors authorized a program to repurchase, over a period of twelve months, up to 6% of the outstanding shares of Class A Common Stock, not to exceed $50,000. The repurchase program does not include specific price targets or timetables and may be suspended or terminated at any time. The Company intends to finance the purchases using available working capital and/or debt resources.

On November 6, 2018, the Company declared a quarterly dividend of $0.2125 per share of Class A common stock to record holders at the close of business on December 14, 2018. The payment date will be January 7, 2019.

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
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2018 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2018 and fiscal 2017 are to our fiscal years ended March 31, 2018, and 2017, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $47 billion of our assets under management (“AUM”) as of September 30, 2018.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $11 billion of our AUM as of September 30, 2018.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $394 billion of assets under advisement (“AUA”) as of September 30, 2018.

•
Distribution Management: We offer distribution management services through active portfolio management to enhance the realized value of publicly traded stock our clients receive as distributions from private equity funds.

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

Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Europe, the Middle East, Asia, Australia and Latin America. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Recent Transactions
September 2018 Offering
In September 2018, we and certain selling stockholders completed a registered offering of an aggregate of 2,880,979 shares of Class A common stock at a price of $47.26 per share (the “September 2018 Offering”). The purpose of the September 2018 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 138,361 shares held by the selling stockholders and (ii) 2,742,618 shares newly issued by us. We received approximately $129.6 million in proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,372,674 Class B units and 1,369,944 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not retain any proceeds from the sale of shares by the selling stockholders.
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
We generate revenues primarily from management and advisory fees, and to a lesser extent from incentive fees.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2018 and 2017. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Revenues
Management and advisory fees	$53,248	$46,298	$104,227	$97,982
Incentive fees	2,585	2,411	14,968	3,428
Total revenues	55,833	48,709	119,195	101,410
Expenses
Compensation and benefits	22,771	20,279	49,393	40,241
General, administrative and other	11,695	8,424	22,743	16,882
Total expenses	34,466	28,703	72,136	57,123
Other income (expense)
Equity in income of investees	5,276	4,252	5,162	10,171
Interest expense	(728)	(3,512)	(1,493)	(4,618)
Interest income	43	89	85	405
Other non-operating income (loss)	12,194	87	12,059	(19)
Total other income	16,785	916	15,813	5,939
Income before income taxes	38,152	20,922	62,872	50,226
Income tax expense	5,580	2,688	7,197	6,380
Net income	32,572	18,234	55,675	43,846
Less: Income attributable to non-controlling interests in general partnerships	514	84	394	982
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	20,836	13,462	35,214	32,712
Net income attributable to Hamilton Lane Incorporated	$11,222	$4,688	$20,067	$10,152

Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Management and advisory fees
Customized separate accounts	$21,106	$19,609	$41,493	$38,393
Specialized funds	22,736	19,244	43,751	44,450
Advisory and reporting	8,315	6,829	16,474	13,479
Distribution management	710	616	1,798	1,660
Fund reimbursement revenue	381	—	711	—
Total management and advisory fees	53,248	46,298	104,227	97,982
Incentive fees	2,585	2,411	14,968	3,428
Total revenues	$55,833	$48,709	$119,195	$101,410

Three months ended September 30, 2018 compared to three months ended September 30, 2017
Total revenues increased $7.1 million, or 15%, to $55.8 million, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to an increase in management and advisory fees.
Management and advisory fees increased $7.0 million, or 15%, to $53.2 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. Specialized funds revenue increased $3.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to a $3.3 million increase in revenue from our latest co-investment fund, which includes $0.8 million in retroactive fees. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Advisory and reporting fees increased $1.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to the addition of new accounts during the preceding 12 months.
Incentive fees increased $0.2 million to $2.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Six months ended September 30, 2018 compared to six months ended September 30, 2017
Total revenues increased $17.8 million, or 18%, to $119.2 million, for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due to increases in management and advisory fees and incentive fees.
Management and advisory fees increased $6.2 million, or 6%, to $104.2 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017. Specialized funds revenue decreased $0.7 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due primarily to $5.8 million in retroactive fees from our latest secondary fund in the prior year period and a $1.7 million decrease from a co-investment fund moving from a committed to net invested capital fee base. This was offset by a $5.8 million increase from our latest co-investment fund, which added $1.1 billion in fee-earning AUM, and a $1.2 million increase from our credit-oriented funds, which added $0.4 billion in net fee-earning AUM . Included in our latest co-investment fund’s revenue for the period was $0.8 million in retroactive fees. Customized separate accounts revenue increased $3.1 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Advisory and reporting fees increased $3.0 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due primarily to the addition of new accounts during the preceding 12 months.
Incentive fees increased $11.5 million to $15.0 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due primarily to $6.3 million recognized from one of our customized separate accounts which included the general partner catch-up and $6.3 million from one of our co-investment funds in the period.

Expenses
Three months ended September 30, 2018 compared to three months ended September 30, 2017
Total expenses increased $5.8 million, or 20%, to $34.5 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to increases in compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $2.5 million, or 12%, to $22.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to increased base compensation and contingent compensation. Base compensation increased $0.5 million, or 3%, for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Contingent compensation related to the RAPM acquisition was $2.3 million for the three months ended September 30, 2018 compared to $0.4 million for the three months ended September 30, 2017.
General, administrative and other expenses increased by $3.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This change consisted primarily of a $0.9 million increase in consulting and professional fees, a $0.4 million increase in state and local non-income taxes and a $0.5 million increase in fund reimbursement expenses that are now recorded gross under the new revenue recognition standard.
Six months ended September 30, 2018 compared to six months ended September 30, 2017
Total expenses increased $15.0 million, or 26%, to $72.1 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017 due to increases in compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $9.2 million, or 23%, to $49.4 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due to increased base compensation, incentive fee compensation and contingent compensation. Base compensation increased $2.1 million, or 6%, for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation increased $2.2 million due to the increase in incentive fee revenue. Contingent compensation related to the RAPM acquisition was $5.1 million for the six months ended September 30, 2018 compared to $0.4 million for the six months ended September 30, 2017.
General, administrative and other expenses increased by $5.9 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017. This change consisted primarily of a $2.3 million increase in consulting and professional fees, which included $1.1 million in fees related to Private Market Connect, our joint venture, a $0.4 million increase in state and local non-income taxes and a $0.9 million increase in fund reimbursement expenses that are now recorded on a gross basis under the new revenue recognition standard.
Other Income (Expense)
The following shows the equity in income of investees included in other income (expense):

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Equity in (loss) income of investees
Primary funds	$515	$201	$942	$1,052
Direct/co-investment funds	2,922	1,746	2,104	4,838
Secondary funds	777	767	931	1,107
Customized separate accounts	1,037	1,756	1,265	3,514
Other equity method investments	25	(218)	(80)	(340)
Total equity in (loss) income of investees	$5,276	$4,252	$5,162	$10,171

Three months ended September 30, 2018 compared to three months ended September 30, 2017
Other income increased $15.9 million to $16.8 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to gains on the sales of two technology investments.
Equity in income of investees increased $1.0 million to $5.3 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This was due primarily to a $1.2 million increase in gains from our direct/co-investment funds and a $0.3 million increase in gains from our primary funds offset by a $0.7 million decrease in gains from our customized separate accounts.
Interest expense decreased $2.8 million to $0.7 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to a $1.7 million write-off of deferred financing costs and a $0.9 million reclassification of an unrealized loss on interest rate caps to a realized loss as part of the payoff off our predecessor credit facility in the prior year period.
Other non-operating income increased $12.1 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due primarily to $11.1 million in gains on the sales of two technology investments during the period.
Six months ended September 30, 2018 compared to six months ended September 30, 2017
Other income increased $9.9 million to $15.8 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due primarily to gains on the sales of two technology investments.
Equity in income of investees decreased $5.0 million to $5.2 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017. This included a $2.7 million decrease in gains from our direct/co-investment funds and a $2.2 million decrease in gains from our customized separate accounts.
Interest expense decreased $3.1 million to $1.5 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due primarily to a $1.7 million write-off of deferred financing costs and a $0.9 million reclassification of an unrealized loss on interest rate caps to a realized loss as part of the payoff off our predecessor credit facility in the prior year period.
Interest income decreased $0.3 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due primarily to late closing interest received from one of our funds in the prior year period.

Other non-operating income increased $12.1 million for the six months ended September 30, 2018 compared to the six months ended September 30, 2017, due primarily to $11.1 million in gains on the sales of two technology investments during the period.
Income Tax Expense
The Company’s effective tax rate was 14.6% and 12.8% for the three months ended September 30, 2018 and 2017, respectively, and 11.4% and 12.7% for the six months ended September 30, 2018 and 2017, respectively. These rates were less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities and discrete tax adjustments recorded during the six months ended September 30, 2018.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2018			2018
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$20,209	$10,333	$30,542	$20,931	$9,758	$30,689
Contributions (1)	999	547	1,546	2,072	1,292	3,364
Distributions (2)	(267)	(101)	(368)	(2,130)	(267)	(2,397)
Foreign exchange, market value and other (3)	(109)	(6)	(115)	(41)	(10)	(51)
Balance, end of period	$20,832	$10,773	$31,605	$20,832	$10,773	$31,605

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

Three months ended September 30, 2018
Fee-earning AUM increased $1.1 billion to $31.6 billion during the three months ended September 30, 2018, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.6 billion, or 3%, to $20.8 billion for the three months ended September 30, 2018. Customized separate accounts contributions were $1.0 billion for the three months ended September 30, 2018, due primarily to new allocations from existing clients. Distributions were $0.3 billion for the three months ended September 30, 2018, due primarily to returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $0.4 billion, or 4%, to $10.8 billion for the three months ended September 30, 2018. Specialized fund contributions were $0.5 billion for the three months ended September 30, 2018, due primarily to $0.4 billion in contributions from accounts earning fees on a net invested capital fee base and $0.2 billion in new commitments to our co-investment fund in the market during the period. Distributions were $0.1 billion for the three months ended September 30, 2018, due to returns of capital in funds earning fees on a net invested capital fee base.
Six months ended September 30, 2018
Fee-earning AUM increased $0.9 billion to $31.6 billion during the six months ended September 30, 2018, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM decreased $0.1 billion to $20.8 billion for the six months ended September 30, 2018. Customized separate accounts contributions were $2.1 billion for the six months ended September 30, 2018, due primarily to new allocations from existing clients. Distributions were $2.1 billion for the six months ended September 30, 2018, due primarily to accounts reaching the end of their term.
Specialized funds fee-earning AUM increased $1.0 billion, or 10%, to $10.8 billion for the six months ended September 30, 2018. Specialized fund contributions were $1.3 billion for the six months ended September 30, 2018, due primarily to $0.4 billion in new commitments to our co-investment fund in the market during the period and $0.7 billion in contributions from accounts earning fees on a net invested capital fee base. Distributions were $0.3 billion for the six months ended September 30, 2018, due to returns of capital in funds earning fees on a net invested capital fee base.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Net income attributable to Hamilton Lane Incorporated	$11,222	$4,688	$20,067	$10,152
Income attributable to non-controlling interests in general partnerships	514	84	394	982
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	20,836	13,462	35,214	32,712
Incentive fees (1)	(2,585)	(2,411)	(14,968)	(3,428)
Incentive fee related compensation (2)	1,243	1,183	5,970	1,682
Interest income	(43)	(89)	(85)	(405)
Interest expense	728	3,512	1,493	4,618
Income tax expense	5,580	2,688	7,197	6,380
Equity in income of investees	(5,276)	(4,252)	(5,162)	(10,171)
Contingent compensation related to acquisition	2,327	427	5,100	427
Other non-operating (income) loss	(12,194)	(87)	(12,059)	19
Fee Related Earnings	$22,352	$19,205	$43,161	$42,968
Depreciation and amortization	632	473	1,141	910
Equity-based compensation	1,597	1,572	3,184	2,988
Incentive fees (1)	2,585	2,411	14,968	3,428
Incentive fees attributable to non-controlling interests (1)	(52)	—	(263)	—
Incentive fee related compensation (2)	(1,243)	(1,183)	(5,970)	(1,682)
Interest income	43	89	85	405
Adjusted EBITDA	$25,914	$22,567	$56,306	$49,017

(1)
Incentive fees for the six months ended September 30, 2018 include $2.8 million of non-cash carried interest. Of the $2.8 million, $2.5 million is included in net income and $0.3 million is attributable to non-controlling interests.

(2)
Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation. Incentive fee related compensation for the six months ended September 30, 2018 excludes compensation expense related to the $2.5 million recognition of incentive fees included in net income from one of our co-investment funds during the period as the related incentive fee compensation was recognized in fiscal 2016.

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three and six months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$11,222	$4,688	$20,067	$10,152
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	20,836	13,462	35,214	32,712
Income tax expense	5,580	2,688	7,197	6,380
Write-off of deferred financing costs (1)	—	2,544	—	2,544
Contingent compensation related to acquisition	2,327	427	5,100	427
Adjusted pre-tax net income	39,965	23,809	67,578	52,215
Adjusted income taxes (2)	(10,795)	(9,304)	(18,253)	(20,735)
Adjusted net income	$29,170	$14,505	$49,325	$31,480

Weighted-average shares of Class A common stock outstanding - diluted	23,257,419	18,646,866	23,015,445	18,559,583
Exchange of Class B and Class C units in HLA (3)	30,181,224	34,438,669	30,391,448	34,438,669
Adjusted shares outstanding	53,438,643	53,085,535	53,406,893	52,998,252

Non-GAAP earnings per share	$0.55	$0.27	$0.92	$0.59
(1) Represents write-off of debt issuance costs and realized loss on interest rate caps related to the payoff of our predecessor credit facility in the prior year period.

(2)
Represents corporate income taxes at our estimated statutory tax rate of 27.01% for the six month period ended September 30, 2018 and 39.71% for the six month period ended September 30, 2017 applied to adjusted pre-tax net income. The 27.01% is based on a federal tax statutory rate of 21.00% and a combined state income tax rate net of federal benefits of 6.01%. The 39.71% was based on a federal tax statutory rate of 35.00% and a combined state income tax rate net of federal benefits of 4.71%.

(3)	Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through June 30, 2018 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,171 bps
PEF V	2003	135	132	1.7	14.5%	862 bps	973 bps
PEF VI	2007	494	476	1.6	12.4%	163 bps	498 bps
PEF VII	2010	262	145	1.5	18.1%	287 bps	707 bps
PEF VIII	2012	427	5	1.7	18.6%	851 bps	1,218 bps
PEF IX	2015	517	20	1.7	42.9%	2,778 bps	2,995 bps
Secondaries
Pre-Fund	—	—	363	1.5	17.1%	1,321 bps	1,165 bps
Secondary Fund I	2005	360	353	1.2	5.2%	112 bps	340 bps
Secondary Fund II	2008	591	522	1.6	22.7%	752 bps	1,161 bps
Secondary Fund III	2012	909	254	1.7	27.6%	1,306 bps	1,744 bps
Secondary Fund IV	2016	1,916	45	1.7	49.6%	3,053 bps	3,182 bps
Co-investments
Pre-Fund	—	—	244	1.9	21.3%	1,653 bps	1,601 bps
Co-Investment Fund	2005	604	450	1.2	3.3%	(267) bps	(15) bps
Co-Investment Fund II	2008	1,195	826	2.4	21.9%	950 bps	1,325 bps
Co-Investment Fund III	2014	1,243	37	3.8	115.7%	10,179 bps	10,531 bps
Co-Investment Fund IV	2018	917	—	—	—	—	—

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	39	1.3	22.1%	1,124 bps	1,583 bps
Strat Opps 2016	2016	214	67	1.2	23.4%	1,439 bps	1,746 bps
Strat Opps 2017	2017	435	—	—	—	—	—
Strat Opps 2018	2018	889	—	—	—	—	—

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,171 bps	707 bps
PEF V	2003	135	132	1.7	1.6	14.5%	9.8%	862 bps	385 bps	973 bps	490 bps
PEF VI	2007	494	509	1.6	1.6	12.1%	9.3%	115 bps	(124) bps	451 bps	208 bps
PEF VII	2010	262	277	1.5	1.5	14.5%	10.1%	47 bps	(393) bps	449 bps	1 bp
PEF VIII	2012	427	340	1.3	1.3	12.3%	8.8%	(22) bps	(395) bps	302 bps	(77) bps
PEF IX	2015	517	312	1.2	1.2	17.7%	15.9%	333 bps	134 bps	591 bps	376 bps
Secondaries
Pre-Fund	—	—	363	1.5	N/A	17.1%	N/A	1,321 bps	N/A	1,165 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	112 bps	(61) bps	340 bps	159 bps
Secondary Fund II	2008	591	571	1.6	1.5	20.5%	15.1%	518 bps	(22) bps	933 bps	382 bps
Secondary Fund III	2012	909	800	1.4	1.4	19.1%	15.3%	595 bps	185 bps	981 bps	574 bps
Secondary Fund IV	2016	1,916	949	1.2	1.2	31.7%	46.1%	1,739 bps	3,752 bps	2,017 bps	3,952 bps
Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,653 bps	N/A	1,601 bps	N/A
Co-Investment Fund	2005	604	577	1.1	1.0	1.0%	-0.4%	(500) bps	(669) bps	(247) bps	(421) bps
Co-Investment Fund II	2008	1,195	1,132	2.1	1.8	19.4%	15.6%	704 bps	311 bps	1,082 bps	685 bps
Co-Investment Fund III	2014	1,243	1,241	1.4	1.3	19.8%	15.4%	651 bps	229 bps	941 bps	505 bps
Co-Investment Fund IV	2018	917	186	1.0	0.0	-0.1%	-36.1%	(231) bps	(3,743) bps	106 bps	(3,566) bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. ML HY II PME	Net Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	15.5%	12.0%	627 bps	272 bps	966 bps	611 bps
Strat Opps 2016	2016	214	213	1.2	1.2	18.0%	15.2%	1,084 bps	837 bps	1,244 bps	994 bps
Strat Opps 2017	2017	435	375	1.1	1.0	11.2%	9.3%	896 bps	710 bps	679 bps	504 bps
Strat Opps 2018	2018	889	168	1.0	1.0	6.9%	4.8%	436 bps	326 bps	505 bps	211 bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2018. The returns are net of management fees, carried interest and expenses charged by the underlying fund managers, but do not include our management fees, carried interest or expenses. Our IRR would decrease with the inclusion of our management fees, carried interest and expenses.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of September 30, 2018 and March 31, 2018, our cash and cash equivalents, including investments in money market funds, were $75.2 million and $47.6 million, respectively.
Our material sources of cash from our operations include: (1) management and advisory fees, which are collected monthly or quarterly; (2) incentive fees, which are volatile and largely unpredictable as to amount and timing; and (3) fund distributions related to investments in our specialized funds and certain customized separate accounts that we manage. We use cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, capital expenditures and distributions to our owners and to fund commitments to certain of our specialized funds and customized separate accounts. If cash flow from operations were insufficient to fund distributions to our owners, we expect that we would suspend paying such distributions.

We have also accessed the capital markets and used proceeds from sales of our Class A common stock to settle in cash exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement.

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

As of September 30, 2018 and March 31, 2018, the principal amount of debt outstanding equaled $73.1 million and $84.5 million, respectively. The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA.
Future Sources and Uses of Liquidity
We generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents and our ability to obtain future external financing.
We believe we will also continue to evaluate opportunities, based on market conditions, to access the capital markets and use proceeds from sales of our Class A common stock to settle in cash exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement. The timing or size of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs. There can be no assurance that any such transactions will be completed on favorable terms, or at all.
On November 5, 2018, we authorized a program to repurchase, over a period of twelve months, up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The repurchase program does not include specific price targets or timetables and may be suspended or terminated at any time. We intend to finance the purchases using available working capital and/or external financing.

We expect that our primary current and long-term liquidity needs will comprise cash to (1) provide capital to facilitate the growth of our business, (2) fund commitments to our investments, (3) pay operating expenses, including cash compensation to our employees, (4) make payments under the tax receivable agreement, (5) fund capital expenditures, (6) pay interest and principal due on our outstanding debt, (7) pay income taxes, (8) make dividend payments to our stockholders and distributions to our holders of HLA units in accordance with our distribution policy, (9) settle exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement from time to time and (10) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program.
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2018 and March 31, 2018, we were required to maintain approximately $2.2 million and $1.8 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
Cash Flows
Six Months Ended September 30, 2018 and 2017

	Six Months Ended September 30,
($ in thousands)	2018	2017
Net cash provided by operating activities	$73,056	$62,791
Net cash provided by (used in) investing activities	8,580	(10,892)
Net cash used in financing activities	(53,662)	(35,311)
Increase in cash, cash equivalents and restricted cash	$27,974	$16,588
Operating Activities
Net cash provided by operating activities was $73.1 million and $62.8 million during the six months ended September 30, 2018 and 2017, respectively. These operating cash flows were driven primarily by:

•	net income of $55.7 million and $43.8 million during the six months ended September 30, 2018 and 2017, respectively;

•
proceeds received from investments of $7.5 million and $8.0 million during the six months ended September 30, 2018 and 2017, respectively, which represent a return on investment from specialized funds and certain customized separate accounts; and

•
net change in operating assets and liabilities of $19.7 million and $11.6 million during the six months ended September 30, 2018 and 2017, respectively, primarily for the accruals related to our annual bonus program that is paid in March and the contingent compensation related to the RAPM acquisition.

Investing Activities
Our net cash flow provided by (used in) investing activities was $8.6 million and ($10.9) million during the six months ended September 30, 2018 and 2017, respectively. These amounts were driven primarily by:

•	net contributions to investments of ($10.7) million and ($4.8) million during the six months ended September 30, 2018 and 2017, respectively;

•	proceeds from the sales of other investments of $22.5 million during the six months ended September 30, 2018;

•
purchases of furniture, fixtures and equipment consisting primarily of computer software and hardware of ($3.2) million and ($0.7) million during the six months ended September 30, 2018 and 2017, respectively; and

•	the cash purchase amount of ($5.4) million for the RAPM acquisition during the six months ended September 30, 2017.
Financing Activities
Our net cash flow used in financing activities was ($53.7) million and ($35.3) million during the six months ended September 30, 2018 and 2017, respectively. Cash used in financing activities was attributable primarily to:

•	debt repayments of ($11.4) million and ($86.1) million during the six months ended September 30, 2018 and 2017, respectively;

•	distributions to non-controlling interest in general partnerships of ($0.8) million and ($2.2) million during the six months ended September 30, 2018 and 2017, respectively;

•	dividends paid of ($8.6) million and ($6.3) million during the six months ended September 30, 2018 and 2017, respectively; and

•	distributions to HLA members of ($32.7) million and ($25.5) million during the six months ended September 30, 2018 and 2017, respectively.
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

•
Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of September 30, 2018. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.

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
Interest Rate Risk
 As of September 30, 2018, we had $73.1 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 4.00% as of September 30, 2018.
Based on the floating rate component of our Loan Agreements payable as of September 30, 2018, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.7 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2018.

Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

43

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
Pursuant to our exchange agreement, on September 24, 2018, we issued 41,435 shares of our Class A common stock to a legacy member of HLA in exchange for a corresponding number of Class C units in HLA indirectly held by that person. This issuance did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2018	—	$—	—	—
August 1-31, 2018	509	$46.34	—	—
September 1-30, 2018	—	$—	—	—
Total	509	$46.34
(1) Includes shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under HLI’s 2017 Equity Incentive Plan.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1	Hamilton Lane Incorporated Employee Share Purchase Plan	DEF 14A	Appendix A	7/27/18	001-38021
10.2	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

‡ Furnished herewith.

45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of November, 2018.

HAMILTON LANE INCORPORATED

By:	/s/ Randy M. Stilman
Name: Randy M. Stilman
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller