Form 10-Q
period 2018-12-31
Hamilton Lane INC
filed 2019-02-08
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
or
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
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 4, 2019, there were 25,913,574 shares of the registrant’s Class A common stock, par value $0.001, and 24,228,382 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2018	2018
Assets
Cash and cash equivalents	$78,941	$47,596
Restricted cash	2,200	1,787
Fees receivable	16,963	14,924
Prepaid expenses	2,368	2,301
Due from related parties	2,508	3,236
Furniture, fixtures and equipment, net	8,125	4,782
Investments	147,411	137,253
Deferred income taxes	95,006	73,381
Other assets	10,330	8,535
Total assets	$363,852	$293,795
Liabilities and Equity
Accounts payable	$2,445	$1,700
Accrued compensation and benefits	32,798	8,092
Deferred incentive fee revenue	3,704	6,245
Debt	71,878	84,162
Accrued members’ distribution	8,206	11,837
Payable to related parties pursuant to tax receivable agreement	58,378	34,133
Dividends payable	5,325	3,893
Other liabilities	7,987	7,659
Total liabilities	190,721	157,721

Commitments and contingencies (Note 14)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 25,915,770 and 23,139,476 issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	26	22
Class B common stock, $0.001 par value, 50,000,000 authorized; 24,228,382 and 25,700,068 issued and outstanding as of December 31, 2018 and March 31, 2018, respectively	24	26
Accumulated other comprehensive income	11	—
Additional paid-in-capital	88,234	73,829
Retained earnings	15,311	4,549
Total Hamilton Lane Incorporated stockholders’ equity	103,606	78,426
Non-controlling interests in general partnerships	6,554	7,266
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	62,971	50,382
Total equity	173,131	136,074
Total liabilities and equity	$363,852	$293,795
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues
Management and advisory fees	$55,617	$48,344	$159,844	$146,326
Incentive fees	10,379	16,670	25,347	20,098
Total revenues	65,996	65,014	185,191	166,424
Expenses
Compensation and benefits	23,843	20,006	73,236	60,247
General, administrative and other	13,916	10,704	36,659	27,586
Total expenses	37,759	30,710	109,895	87,833
Other income (expense)
Equity in income of investees	4,934	2,895	10,096	13,066
Interest expense	(767)	(664)	(2,260)	(5,282)
Interest income	82	67	167	472
Other non-operating income	8,892	4,188	20,951	4,169
Total other income	13,141	6,486	28,954	12,425
Income before income taxes	41,378	40,790	104,250	91,016
Income tax expense	18,463	22,957	25,660	29,337
Net income	22,915	17,833	78,590	61,679
Less: Income attributable to non-controlling interests in general partnerships	681	768	1,075	1,750
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,776	23,374	51,990	56,086
Net income (loss) attributable to Hamilton Lane Incorporated	$5,458	$(6,309)	$25,525	$3,843

Basic earnings (loss) per share of Class A common stock	$0.22	$(0.35)	$1.09	$0.21
Diluted earnings (loss) per share of Class A common stock	$0.22	$(0.35)	$1.08	$0.21
Dividends declared per share of Class A common stock	$0.2125	$0.175	$0.6375	$0.525
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income	$22,915	$17,833	$78,590	$61,679
Other comprehensive income, net of tax
Foreign currency translation	23	—	23	—
Amounts reclassified to net income:
Realized loss on cash flow hedge	—	—	—	922
Total other comprehensive income, net of tax	23	—	23	922
Comprehensive income	22,938	17,833	78,613	62,601
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	681	768	1,075	1,750
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,788	23,374	52,002	56,697
Total comprehensive income (loss) attributable to Hamilton Lane Incorporated	$5,469	$(6,309)	$25,536	$4,154
See accompanying notes to the condensed consolidated financial statements.

5

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non- Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2018	$22	$26	$73,829	$4,549	$—	$7,266	$50,382	$136,074
Cumulative-effect adjustment from adoption of accounting guidance	—	—	411	20	—	—	566	997
Net income	—	—	—	25,525	—	1,075	51,990	78,590
Other comprehensive income	—	—	—	—	11	—	12	23
Equity-based compensation	—	—	2,129	—	—	—	2,695	4,824
Repurchase of Class A shares for employee tax withholding	—	—	(73)	—	—	—	(101)	(174)
Issuance of shares for contingent compensation payout	1	—	200	—	—	—	224	425
Deferred tax adjustment	—	—	7,191	—	—	—	—	7,191
Dividends declared	—	—	—	(14,783)	—	—	—	(14,783)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(1,787)	—	(1,787)
Member distributions	—	—	—	—	—	—	(38,247)	(38,247)
Secondary offering	3	(2)	5,891	—	—	—	(5,894)	(2)
Equity reallocation between controlling and non-controlling interests	—	—	(1,344)	—	—	—	1,344	—
Balance at December 31, 2018	$26	$24	$88,234	$15,311	$11	$6,554	$62,971	$173,131
See accompanying notes to the condensed consolidated financial statements.

6

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2018	2017
Operating activities:
Net income	$78,590	$61,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,759	1,396
Change in deferred income taxes	18,945	22,913
Change in payable to related parties pursuant to tax receivable agreement	(9,134)	(4,298)
Amortization of deferred financing costs	41	153
Write-off of deferred financing costs	—	1,657
Equity-based compensation	4,777	4,272
Equity in income of investees	(10,096)	(13,066)
Gain on sale of investments valued at the measurement alternative	(11,133)	—
Proceeds received from investments	11,652	11,337
Other unrealized gains	(589)	—
Other	66	1,030
Changes in operating assets and liabilities:
Fees receivable	(2,029)	(987)
Prepaid expenses	(66)	1,016
Due from related parties	728	(962)
Other assets	(262)	(311)
Accounts payable	744	(286)
Accrued compensation and benefits	25,130	24,634
Deferred incentive fees	(2,541)	(13,744)
Other liabilities	327	(1,089)
Net cash provided by operating activities	106,909	95,344
Investing activities:
Purchase of furniture, fixtures and equipment	(4,758)	(1,152)
Proceeds from sales of investments valued at the measurement alternative	22,531	—
Cash paid for acquisition of business	—	(5,228)
Loan to investee	(944)	—
Distributions received from investments	8,166	10,792
Contributions to investments	(30,642)	(19,609)
Net cash used in investing activities	(5,647)	(15,197)
Financing activities:
Proceeds from offering	129,626	—
Purchase of membership interests	(129,626)	—
Repayments of debt	(12,325)	(86,569)
Borrowings of debt, net of deferred financing costs	—	85,066
Contributions from non-controlling interest in general partnerships	30	231
Distributions to non-controlling interest in general partnerships	(1,817)	(3,519)
Repurchase of Class B common stock	(2)	—
Repurchase of Class A shares for employee tax withholding	(174)	(680)
Proceeds received from option exercises	—	313
Dividends paid	(13,351)	(6,340)
Members’ distributions	(41,878)	(32,320)
Net cash used in financing activities	(69,517)	(43,818)
Effect of exchange rate changes on cash and cash equivalents	13	—
Increase in cash, cash equivalents, and restricted cash	31,758	36,329
Cash, cash equivalents, and restricted cash at beginning of the period	49,383	34,135
Cash, cash equivalents, and restricted cash at end of the period	$81,141	$70,464
See accompanying notes to the condensed consolidated financial statements.

7

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007. As of March 6, 2017, following its initial public offering (“IPO”) and related transactions, HLI became a publicly-traded entity, and is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of Hamilton Lane Incorporated and Hamilton Lane Advisors, L.L.C. and subsidiaries throughout the remainder of these notes. As of December 31, 2018 and March 31, 2018, HLI held approximately 47.4% and 42.1%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending March 31, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of March 31, 2018 included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

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

The carrying amount of the term loan of $71,878 as of December 31, 2018 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy. As of December 31, 2018 and March 31, 2018, the borrowings outstanding under the revolving loan facility were $0 and $10,450, respectively.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires entities to measure equity investments, that do not result in consolidation and are not accounted for under the equity method, at fair value and recognize any changes in fair value in net income. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. The Company adopted the standard on April 1, 2018 and the adoption did not have a material impact on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). ASU 2018-13 changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while others were added. Early adoption of any removed or modified disclosure requirements is permitted upon issuance of ASU 2018-13 and adoption of the additional disclosure requirements may be delayed until the effective date. The Company elected to early adopt the removed or modified disclosure requirements of the standard on October 1, 2018 and expects to adopt the additional disclosure requirements on April 1, 2020. The adoption of the removed or modified disclosure requirements did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements. Refer to Note 4 for disclosure related to investments carried at fair value.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Revenue Recognition

On April 1, 2018, the Company adopted the new Accounting Standards Codification 606, “Revenue from Contracts with Customers,” using the modified retrospective method and applied the guidance only to contracts that were not completed as of that date. As a result, prior period amounts continue to be reported under legacy GAAP. The adoption did not change the historical pattern of recognizing revenue for management and advisory fees and incentive fees. The Company recorded a cumulative-effect adjustment which increased beginning additional paid-in-capital, retained earnings and non-controlling interest in Hamilton Lane Advisors, L.L.C. by $411, $20 and $566, respectively. The adjustment was related to commission payments that are considered a cost of obtaining a contract under the new guidance and are capitalized and amortized over the expected life of the contractual relationship. These amounts were previously expensed when incurred.

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
Incentive Fees
Contracts with certain customized separate accounts and specialized funds provide incentive fees, which generally range from 6% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets on either an annual or inception to date basis. Investment returns are highly susceptible to market factors and judgments and actions of third parties which are outside of the Company’s control. Accordingly, incentive fees are considered variable consideration and are therefore constrained and not recognized until it is probable that a significant reversal will not occur. Incentive fees from specialized funds and customized separate accounts are generally payable after all contributed capital and the preferred return on that capital has been distributed to investors. Incentive fees received before the revenue recognition criteria have been met are deferred and recorded within deferred incentive fee revenue in the condensed consolidated balance sheets. The Company recognized $25,347 of incentive fees during the nine months ended December 31, 2018 of which $2,541 were previously received and deferred.
The following presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and advisory fees	2018	2017	2018	2017
Customized separate accounts	$21,595	$19,860	$63,087	$58,253
Specialized funds	23,413	19,132	67,164	63,582
Advisory and reporting	8,186	7,479	24,660	20,958
Distribution management	1,975	1,873	3,773	3,533
Fund reimbursement revenue	448	—	1,160	—
Total management and advisory fees	$55,617	$48,344	$159,844	$146,326

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive fees	2018	2017	2018	2017
Specialized funds	$10,227	$16,571	$18,036	$17,680
Customized separate accounts	152	99	7,311	2,418
Total incentive fees	$10,379	$16,670	$25,347	$20,098

Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $974 as of December 31, 2018 and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $111 and $347 for the three and nine months ended December 31, 2018, respectively, and is included in general, administrative and other in the Condensed Consolidated Statements of Income.
4. Investments

Investments consist of the following:

	December 31,	March 31,
	2018	2018
Equity method investments in Partnerships	$121,664	$105,389
Equity method investments in Partnerships held by consolidated VIEs	13,348	14,704
Other equity method investments	973	876
Other investments	6,615	—
Investments valued under the measurement alternative	4,811	16,284
Total Investments	$147,411	$137,253

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $4,934 and $10,096 for the three and nine months ended December 31, 2018, respectively, and $2,895 and $13,066 for the three and nine months ended December 31, 2017, respectively.

Other investments

The Company’s other investments represent investments in a private equity fund and direct credit co-investments purchased by a wholly owned subsidiary of the Company. The private equity fund invests in growth-stage technology companies and is recorded at estimated fair value based upon the net asset value of the Company’s ownership interest of partners’ capital in the underlying fund utilizing the practical expedient under ASC 820 “Fair Value Measurement.” This investment can only be redeemed through distributions received from the liquidation of underlying investments of the fund and timing of distributions is currently undeterminable. The change in fair value of the investment in the private equity fund was $589 for both the three and nine months ended December 31, 2018 and is recorded in other non-operating income. The direct credit co-investments are debt securities classified as trading securities and are recorded at estimated fair value utilizing Level 3 inputs from recent precedent transactions.There was no change in fair value of the direct credit co-investments for the three and nine months ended December 31, 2018.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Investments valued at the measurement alternative

The Company’s investments valued at the measurement alternative include equity securities in other proprietary investments for which fair value is not readily determinable. The accounting guidance requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

On August 2, 2018, an acquisition of an entity in which the Company held an investment with a carrying amount of $10,798 was completed. The Company received cash proceeds of $17,724 and recorded a gain of $6,926 in connection with the transaction, which was recorded in other non-operating income for the nine months ended December 31, 2018.

On August 11, 2018, an acquisition of an entity in which the Company held an investment with a carrying amount of $600 was completed. The Company received cash proceeds of $4,807 and recorded a gain of $4,207 in connection with the transaction, which was recorded in other non-operating income for the nine months ended December 31, 2018.

5. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $13,348 and $14,704 as of December 31, 2018 and March 31, 2018, respectively, and are recorded in Investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of December 31, 2018 and March 31, 2018 other than deferred incentive fee revenue of $3,704 and $6,245 as of December 31, 2018 and March 31, 2018, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of December 31, 2018, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $15,167,402 and $5,155,426, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,	March 31,
	2018	2018
Investments	$89,593	$77,016
Fees receivable	3,857	517
Due from related parties	1,155	1,837
Total VIE Assets	94,605	79,370
Deferred incentive fee revenue	3,704	6,245
Non-controlling interests	(6,554)	(7,266)
Maximum exposure to loss	$91,755	$78,349

6. Acquisition

On August 11, 2017, HLA acquired substantially all the assets of Real Asset Portfolio Management LLC (“RAPM”) for a total aggregate purchase price of approximately $5,840, of which $5,228 was paid in cash with the remainder settled by issuing shares of Class A common stock. An additional amount, based upon an agreed multiple of earnings, of $8,499 was payable to the principals of RAPM. As the amount was contingent upon future employment, the amount has been recognized as compensation expense over the required performance period. The Company paid 50% of the amount due to the principals of RAPM during the quarter ended December 31, 2018, of which $3,824 was paid in cash and $425 was paid by issuing Class A common stock. The remaining 50% is expected to be paid in June 2019. The Company recorded approximately $2,948 of intangible assets related to the acquired investment management contracts, which assets will be amortized over eight years, and $2,874 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed were not material to the condensed consolidated financial statements.

7. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2018:

	Class A Common Stock	Class B Common Stock
March 31, 2018	23,139,476	25,700,068
Shares issued (repurchased) in connection with September 2018 Offering	2,742,618	(1,372,674)
Shares converted from units	41,435	—
Shares issued in connection with contingent compensation payment	11,380	—
Shares repurchased for employee tax withholdings	(3,837)	—
Forfeitures	(23,386)	(99,012)
Restricted stock granted	8,084	—
December 31, 2018	25,915,770	24,228,382

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

During the nine months ended December 31, 2018, the Company retired 3,837 shares of Class A common stock, which were purchased from employees to fund statutory tax withholding requirements, at a total cost of $174.

The reallocation adjustment between HLI stockholders’ equity and non-controlling interests in Hamilton Lane Advisors, L.L.C. relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of December 31, 2018.

September 2018 Offering

In September 2018, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,880,979 shares of Class A common stock at a price of $47.26 per share (the “September 2018 Offering”). The shares sold consisted of (i) 138,361 shares held by the selling stockholders and (ii) 2,742,618 shares newly issued by the Company. The Company received approximately $129,626 in proceeds from the sale of its shares and used all of the proceeds to settle exchanges with certain members of HLA of a total of 1,372,674 Class B units and 1,369,944 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

8. Equity-Based Compensation

A summary of restricted stock activity for the nine months ended December 31, 2018 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2018	893,557	$19.32
Granted	8,084	$43.99
Vested	(20,828)	$22.20
Forfeited	(23,386)	$14.79
December 31, 2018	857,427	$19.61

As of December 31, 2018, total unrecognized compensation expense related to restricted stock was $11,848.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

9. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Base compensation and benefits	$19,749	$17,428	$57,819	$53,397
Incentive fee compensation	2,498	523	5,539	1,380
Equity-based compensation	1,596	1,284	4,778	4,272
Contingent compensation related to acquisition	—	771	5,100	1,198
Total compensation and benefits	$23,843	$20,006	$73,236	$60,247

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

The Company’s effective tax rate was 44.6% and 56.3% for the three months ended December 31, 2018 and 2017, respectively, and 24.6% and 32.2% for the nine months ended December 31, 2018 and 2017, respectively. The effective tax rates for the three and nine months ended December 31, 2018 are different from the statutory tax rate due to the portion of income allocated to non-controlling interests and provision to return adjustments primarily related to the state income tax apportionment impact on estimated deferred tax assets as of December 31, 2018.  The provision to return adjustments relative to earnings resulted in a greater impact to the effective tax rate for the three months ended December 31, 2018 versus nine months ended December 31, 2018. The effective tax rates for the three and nine months ended December 31, 2017 are different from the statutory tax rate due to the portion of income allocated to non-controlling interests and a provisional discrete tax expense of $21,200 related to the re-measurement of estimated deferred tax assets as of December 31, 2017 due to the tax rate change pursuant to enactment of the Tax Cuts and Jobs Act (the “Tax Act”).

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

The Company has completed its analysis of the Tax Act at December 31, 2018 and did not record any significant adjustments to the provisional amounts originally recorded at March 31, 2018. The Company made an accounting policy election to treat the impacts of the global intangible low-taxed income (“GILTI”) tax provisions as period costs in the period incurred.  As such, there are no deferred tax assets or liabilities with respect to the GILTI provisions.  On January 15, 2019, final regulations related to the Transition Tax were released.  The Company is in the process of evaluating the impact of these regulations.

In connection with the September 2018 Offering, the Company recorded a deferred tax asset, net of a valuation allowance, in the amount of $37,924.

The Company’s federal tax return for the period January 1, 2017 through March 31, 2017 is currently under audit by the Internal Revenue Service.

The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more likely than not that all or a portion of the deferred tax asset may not be realized.

As of December 31, 2018, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

Based on current projections, HLI anticipates having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Changes in the projected liability resulting from the TRA may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by HLI.

The payable to related parties pursuant to the TRA increased to $58,378 as of December 31, 2018 from $34,133 as of March 31, 2018 due primarily to the establishment of the deferred tax assets related to the September 2018 Offering, which was partially offset by the re-measurement of the payable for changes in the deferred state tax rate. No amounts were paid to TRA Recipients during the nine months ended December 31,

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

2018.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$5,458	25,051,094	$0.22	$(6,309)	18,126,532	$(0.35)
Adjustment to net income:
Assumed exercise and vesting of employee awards	59			—
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		523,724			—
Diluted EPS of Class A common stock	$5,517	25,574,818	$0.22	$(6,309)	18,126,532	$(0.35)

	Nine Months Ended December 31, 2018			Nine Months Ended December 31, 2017
	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$25,525	23,329,134	$1.09	$3,843	18,075,035	$0.21
Adjustment to net income:
Assumed exercise and vesting of employee awards	327			87
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		541,483			628,615
Diluted EPS of Class A common stock	$25,852	23,870,617	$1.08	$3,930	18,703,650	$0.21

The calculations of diluted earnings per share exclude (i) unvested restricted stock of 1,161,337 for the three months ended December 31, 2017 and (ii) outstanding Class B and C Units of HLA of 27,819,930 for the three and nine months ended December 31, 2018 and 34,438,669 for the three and nine

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

months ended December 31, 2017, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

12. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $33,724 and $97,168 for the three and nine months ended December 31, 2018 and $27,079 and $85,937 for the three and nine months ended December 31, 2017, respectively. The Company earned incentive fees from Partnerships of $10,267 and $24,857 for the three and nine months ended December 31, 2018, respectively, and $16,570 and $19,029 for the three and nine months ended December 31, 2017, respectively.

The Company entered into a service agreement on June 1, 2017 with its joint venture pursuant to which it had expenses of $1,277 and $3,725 for the three and nine months ended December 31, 2018, respectively, and $1,115 and $2,478 for the three and nine months ended December 31, 2017, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $858 and $393 as of December 31, 2018 and March 31, 2018, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The Company entered into a convertible promissory note (the “Note”) with one of the Company’s technology investments for $944 on October 23, 2018 that bears 8% annual interest and matures on December 31, 2019. The Note contains an option for the outstanding principal and any accrued interest to be converted to shares of the investee under certain conditions. The outstanding principal and accrued interest was $959 as of December 31, 2018 and is recorded in other assets in the Condensed Consolidated Balance Sheet.

Due from related parties in the Condensed Consolidated Balance Sheets consists primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses, for which the Company is subsequently reimbursed, and refundable tax distributions made to members.

Fees receivable from the Partnerships were $5,581 and $1,929 as of December 31, 2018 and March 31, 2018, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

13. Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2018	2017
Cumulative-effect adjustment from adoption of accounting guidance	$997	$—
Shares issued for contingent compensation payment	$425	$—
Non-cash investing activities:
Shares issued for acquisition of business	$—	$612
Non-cash financing activities:
Dividends declared but not paid	$5,325	$3,172
Member distributions declared but not paid	$8,206	$4,520
Establishment of net deferred tax assets related to September 2018 Offering	$37,924	$—

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and that did not meet the Company’s criteria for recognition in the amounts of $355,468 and $303,766, net of amounts attributable to non-controlling interests, at December 31, 2018 and March 31, 2018, respectively, of which $3,704 and $6,245 at December 31, 2018 and March 31, 2018, respectively, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $88,867 and $75,306 as of December 31, 2018 and March 31, 2018, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $113,349 and $101,054 as of December 31, 2018 and March 31, 2018, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

15. Subsequent Events

On February 5, 2019, the Company declared a quarterly dividend of $0.2125 per share of Class A common stock to record holders at the close of business on March 15, 2019. The payment date will be April 4, 2019.

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
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $48 billion of our assets under management (“AUM”) as of December 31, 2018.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $11 billion of our AUM as of December 31, 2018.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $410 billion of assets under advisement (“AUA”) as of December 31, 2018.

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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended December 31, 2018 and 2017. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2018	2017	2018	2017
Revenues
Management and advisory fees	$55,617	$48,344	$159,844	$146,326
Incentive fees	10,379	16,670	25,347	20,098
Total revenues	65,996	65,014	185,191	166,424
Expenses
Compensation and benefits	23,843	20,006	73,236	60,247
General, administrative and other	13,916	10,704	36,659	27,586
Total expenses	37,759	30,710	109,895	87,833
Other income (expense)
Equity in income of investees	4,934	2,895	10,096	13,066
Interest expense	(767)	(664)	(2,260)	(5,282)
Interest income	82	67	167	472
Other non-operating income	8,892	4,188	20,951	4,169
Total other income	13,141	6,486	28,954	12,425
Income before income taxes	41,378	40,790	104,250	91,016
Income tax expense	18,463	22,957	25,660	29,337
Net income	22,915	17,833	78,590	61,679
Less: Income attributable to non-controlling interests in general partnerships	681	768	1,075	1,750
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,776	23,374	51,990	56,086
Net income (loss) attributable to Hamilton Lane Incorporated	$5,458	$(6,309)	$25,525	$3,843

Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2018	2017	2018	2017
Management and advisory fees
Customized separate accounts	$21,595	$19,860	$63,087	$58,253
Specialized funds	23,413	19,132	67,164	63,582
Advisory and reporting	8,186	7,479	24,660	20,958
Distribution management	1,975	1,873	3,773	3,533
Fund reimbursement revenue	448	—	1,160	—
Total management and advisory fees	55,617	48,344	159,844	146,326
Incentive fees	10,379	16,670	25,347	20,098
Total revenues	$65,996	$65,014	$185,191	$166,424

Three months ended December 31, 2018 compared to three months ended December 31, 2017
Total revenues increased $1.0 million, or 2%, to $66.0 million, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due to an increase in management and advisory fees, partially offset by a decrease in incentive fees.
Management and advisory fees increased $7.3 million, or 15%, to $55.6 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. Specialized funds revenue increased $4.3 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due primarily to a $3.7 million increase in revenue from our latest co-investment fund, which included $0.9 million in retroactive fees. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.7 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Advisory and reporting fees increased $0.7 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due primarily to the addition of new accounts during the preceding 12 months.
Incentive fees decreased $6.3 million to $10.4 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due primarily to $6.0 million less incentive fees from one of our co-investment funds versus the prior year period.
Nine months ended December 31, 2018 compared to nine months ended December 31, 2017
Total revenues increased $18.8 million, or 11%, to $185.2 million, for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due to increases in management and advisory fees and incentive fees.
Management and advisory fees increased $13.5 million, or 9%, to $159.8 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. Specialized funds revenue increased $3.6 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due primarily to a $9.5 million increase from our latest co-investment fund, which added $1.2 billion in fee-earning AUM between periods. This was offset by $5.8 million in retroactive fees from our latest secondary fund in the prior year period. Customized separate accounts revenue increased $4.8 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Advisory and reporting fees increased $3.7 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due primarily to the addition of new accounts during the preceding 12 months.
Incentive fees increased $5.2 million to $25.3 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due primarily to $6.3 million recognized from one of our customized separate accounts which included the general partner catch-up in the current year period.

Expenses
Three months ended December 31, 2018 compared to three months ended December 31, 2017
Total expenses increased $7.0 million, or 23%, to $37.8 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017 due to increases in compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $3.8 million, or 19%, to $23.8 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due to increased base compensation and incentive fee compensation. Base compensation increased $2.3 million, or 13%, for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due primarily to higher bonus expense related to the increase in cash incentive fee revenue. Incentive fee compensation increased $2.0 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due to the increase in cash incentive fees. Contingent compensation related to the RAPM acquisition decreased $0.8 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due to the earnout period ending in the quarter ended September 30, 2018.
General, administrative and other expenses increased by $3.2 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. This change consisted primarily of a $1.8 million increase in fund reimbursement expenses that are now recorded on a gross basis under the new revenue recognition standard, a $1.1 million increase in consulting and professional fees, and a $0.3 million increase in conference expense.
Nine months ended December 31, 2018 compared to nine months ended December 31, 2017
Total expenses increased $22.1 million, or 25%, to $109.9 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017 due to increases in compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $13.0 million, or 22%, to $73.2 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due to increased base compensation, incentive fee compensation and contingent compensation. Base compensation increased $4.4 million, or 8%, for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due primarily to higher bonus expense related to the increase in incentive fee revenue. Incentive fee compensation increased $4.2 million due to the increase in incentive fee revenue. Contingent compensation related to the RAPM acquisition was $5.1 million for the nine months ended December 31, 2018 compared to $1.2 million for the nine months ended December 31, 2017.
General, administrative and other expenses increased by $9.1 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. This change consisted primarily of a $3.4 million increase in consulting and professional fees, which included $1.2 million in fees related to our joint venture Private Market Connect, a $2.7 million increase in fund reimbursement expenses that are now recorded on a gross basis under the new revenue recognition standard, and a $0.5 million increase in foreign exchange losses.

Other Income (Expense)
The following shows the equity in income of investees included in other income (expense):

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2018	2017	2018	2017
Equity in (loss) income of investees
Primary funds	$635	$726	$1,577	$1,778
Direct/co-investment funds	2,253	261	4,356	5,099
Secondary funds	614	320	1,545	1,428
Customized separate accounts	1,334	1,586	2,599	5,099
Other equity method investments	98	2	19	(338)
Total equity in (loss) income of investees	$4,934	$2,895	$10,096	$13,066

Three months ended December 31, 2018 compared to three months ended December 31, 2017
Other income increased $6.7 million to $13.1 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due primarily to an increase in other non-operating income.
Equity in income of investees increased $2.0 million to $4.9 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. This was due primarily to a $2.0 million increase in gains from our direct/co-investment funds.
Other non-operating income increased $4.7 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017, due primarily to an $8.3 million decrease to the TRA liability related to changes in state tax rate estimates and a $0.6 million increase in gains from other investments. This was partially offset by a $4.2 million decrease to the TRA liability in the prior year period due to the re-measurement related to the change in federal tax rates enacted by the Tax Act.
Nine months ended December 31, 2018 compared to nine months ended December 31, 2017
Other income increased $16.5 million to $29.0 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due primarily to an increase in other non-operating income.
Equity in income of investees decreased $3.0 million to $10.1 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017. This was due primarily to a $2.5 million decrease in gains from our customized separate accounts.
Interest expense decreased $3.0 million to $2.3 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due primarily to a $1.7 million write-off of deferred financing costs and a $0.9 million reclassification of an unrealized loss on interest rate caps to a realized loss as part of the payoff off our predecessor credit facility in the prior year period.
Interest income decreased $0.3 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due primarily to late closing interest received from one of our funds in the prior year period.

Other non-operating income increased $16.8 million for the nine months ended December 31, 2018 compared to the nine months ended December 31, 2017, due to $11.1 million in gains on the sales of two technology investments during the period and a $9.1 million decrease to the TRA liability as a result of a re-measurement related to changes in state tax rate estimates. This was partially offset by a $4.2 million decrease to the TRA liability in the prior year period due to the re-measurement related to the change in federal tax rates enacted by the Tax Act.
Income Tax Expense
The Company’s effective tax rate was 44.6% and 56.3% for the three months ended December 31, 2018 and 2017, respectively, and 24.6% and 32.2% for the nine months ended December 31, 2018 and 2017, respectively. The effective tax rates for the three and nine months ended December 31, 2018 are different from the statutory tax rate due to the portion of income allocated to non-controlling interests and provision to return adjustments primarily related to the state income tax apportionment impact on estimated deferred tax assets as of December 31, 2018. The provision to return adjustments relative to earnings resulted in a greater impact to the effective tax rate for the three months ended December 31, 2018 versus nine months ended December 31, 2018. The Company’s effective tax rate for the three and nine months ended December 31, 2018 was less than the three and nine months ended December 31, 2017 due to a federal statutory tax rate of 21% versus 31.6%, and no re-measurement of deferred tax assets related to enactment of the Tax Act.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2018			2018
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$20,832	$10,773	$31,605	$20,931	$9,758	$30,689
Contributions (1)	933	359	1,292	3,005	1,651	4,656
Distributions (2)	(536)	(110)	(646)	(2,666)	(376)	(3,042)
Foreign exchange, market value and other (3)	(18)	1	(17)	(59)	(10)	(69)
Balance, end of period	$21,211	$11,023	$32,234	$21,211	$11,023	$32,234

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

Three months ended December 31, 2018
Fee-earning AUM increased $0.6 billion to $32.2 billion during the three months ended December 31, 2018, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.4 billion, or 2%, to $21.2 billion for the three months ended December 31, 2018. Customized separate accounts contributions were $0.9 billion for the three months ended December 31, 2018, due primarily to new allocations from existing clients and new clients. Distributions were $0.5 billion for the three months ended December 31, 2018 due to $0.3 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired and $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $0.3 billion, or 2%, to $11.0 billion for the three months ended December 31, 2018. Specialized fund contributions were $0.4 billion for the three months ended December 31, 2018, due primarily to $0.2 billion in contributions from accounts earning fees on a net invested capital fee base and $0.1 billion in new commitments to our co-investment fund in the market during the period. Distributions were $0.1 billion for the three months ended December 31, 2018, due to returns of capital in funds earning fees on a net invested capital fee base.
Nine months ended December 31, 2018
Fee-earning AUM increased $1.5 billion to $32.2 billion during the nine months ended December 31, 2018, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.3 billion, or 1%, to $21.2 billion for the nine months ended December 31, 2018. Customized separate accounts contributions were $3.0 billion for the nine months ended December 31, 2018, due primarily to new allocations from existing clients. Distributions were $2.7 billion for the nine months ended December 31, 2018, due to $1.4 billion from accounts reaching the end of their term, $0.8 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired and $0.5 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $1.3 billion, or 13%, to $11.0 billion for the nine months ended December 31, 2018. Specialized fund contributions were $1.7 billion for the nine months ended December 31, 2018, due primarily to $0.5 billion in new commitments to our co-investment fund in the market during the period and $0.9 billion in contributions from accounts earning fees on a net invested capital fee base. Distributions were $0.4 billion for the nine months ended December 31, 2018, due to returns of capital in funds earning fees on a net invested capital fee base.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2018	2017	2018	2017
Net income (loss) attributable to Hamilton Lane Incorporated	$5,458	$(6,309)	$25,525	$3,843
Income attributable to non-controlling interests in general partnerships	681	768	1,075	1,750
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,776	23,374	51,990	56,086
Incentive fees (1)	(10,379)	(16,670)	(25,347)	(20,098)
Incentive fee related compensation (2)	4,746	1,027	10,716	2,709
Interest income	(82)	(67)	(167)	(472)
Interest expense	767	664	2,260	5,282
Income tax expense	18,463	22,957	25,660	29,337
Equity in income of investees	(4,934)	(2,895)	(10,096)	(13,066)
Contingent compensation related to acquisition	—	771	5,100	1,198
Other non-operating income (3)	(8,892)	(4,188)	(20,951)	(4,169)
Fee Related Earnings	$22,604	$19,432	$65,765	$62,400
Depreciation and amortization	619	486	1,759	1,396
Equity-based compensation	1,594	1,284	4,778	4,272
Incentive fees (1)	10,379	16,670	25,347	20,098
Incentive fees attributable to non-controlling interests (1)	(387)	(834)	(651)	(834)
Incentive fee related compensation (2)	(4,746)	(1,027)	(10,716)	(2,709)
Interest income	82	67	167	472
Adjusted EBITDA	$30,145	$36,078	$86,449	$85,095

(1)
Incentive fees for the nine months ended December 31, 2018 includes $3.2 million of non-cash carried interest. Of the $3.2 million, $2.5 million is included in net income and $0.7 million is attributable to non-controlling interests. Incentive fees for the nine months ended December 31, 2017 includes $14.6 million of non-cash carried interest. Of the $14.6 million, $13.7 million is included in net income and $0.8 million is attributable to non-controlling interests.

(2)
Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation. Incentive fee related compensation for the nine months ended December 31, 2018 and 2017 excludes compensation expenses related to the recognition of incentive fees included in net income from one of our co-investment funds of $2.5 million and $13.7 million, respectively, as the related incentive fee compensation was recognized in fiscal 2016.

(3)
Other non-operating income includes $11.1 million of gains on the sales of two technology investments and $0.6 million of gains from other investments offset by a $9.1 million expense related to the TRA liability adjustment due to state tax rate changes for the nine months ended December 31, 2018. Other non-operating income includes a $4.2 million expense related to the TRA liability adjustment due to the change in federal tax rates enacted by the Tax Act for the nine months ended December 31, 2017.

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three and nine months ended December 31, 2018 and 2017:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per-share amounts)	2018	2017	2018	2017

Net income (loss) attributable to Hamilton Lane Incorporated (1)	$5,458	$(6,309)	$25,525	$3,843
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,776	23,374	51,990	56,086
Income tax expense	18,463	22,957	25,660	29,337
Write-off of deferred financing costs (2)	—	—	—	2,544
Impact of Tax Act on TRA liability (3)	—	(4,186)	—	(4,186)
Impact of Tax Act on IPO related compensation (4)	—	(669)	—	(669)
Contingent compensation related to acquisition	—	771	5,100	1,198
Adjusted pre-tax net income	40,697	35,938	108,275	88,153
Adjusted income taxes (5)	(7,408)	(11,450)	(25,661)	(32,185)
Adjusted net income	$33,289	$24,488	$82,614	$55,968

Weighted-average shares of Class A common stock outstanding - diluted	25,574,818	18,126,532	23,870,617	18,703,650
Exchange of Class B and Class C units in HLA (6)	27,819,930	34,438,669	29,531,158	34,438,669
Restricted stock excluded from diluted share count	—	751,764	—	—
Adjusted shares outstanding	53,394,748	53,316,965	53,401,775	53,142,319

Non-GAAP earnings per share	$0.62	$0.46	$1.55	$1.05
(1) The Company recorded gains due to decreases in the TRA liability from provision to return adjustments primarily related to state income tax apportionment of $9.1 million and $0.1 million for the nine months ended December 31, 2018 and 2017, respectively. These amounts are included in adjusted net income as recurring items.

(2)	Represents write-off of debt issuance costs and realized loss on interest rate caps related to the payoff of our predecessor credit facility in the prior year period.

(3)	Represents gain recorded as a result of re-measurement due to lower federal tax rates. The gain was recorded to other non-operating income in the Condensed Consolidated Statements of Income.

(4)
Represents reduction in expense due to the impact of tax rate changes on the $1.9 million expense accrued in fiscal 2017 to induce members of HLA to exchange their HLA units for HLI common stock in connection with the corporate reorganization effected at the time of our initial public offering.

(5)
Represents corporate income taxes at our estimated statutory tax rate of 23.7% for the nine month period ended December 31, 2018 and 36.5% for the nine month period ended December 31, 2017 applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%. The

36.5% was based on a federal tax statutory rate of 35.0% for 275 days and 21.0% for 90 days and a combined state income tax rate net of federal benefits of 5.0%.

(6)	Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through September 30, 2018 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,171 bps
PEF V	2003	135	132	1.7	14.5%	858 bps	971 bps
PEF VI	2007	494	476	1.6	12.5%	163 bps	503 bps
PEF VII	2010	262	152	1.5	17.2%	186 bps	618 bps
PEF VIII	2012	427	5	1.7	18.7%	844 bps	1,216 bps
PEF IX	2015	517	24	1.8	45.6%	2,955 bps	3,239 bps
PEF X	2018	124	—	—	—	—	—
Secondaries
Pre-Fund	—	—	362	1.5	17.1%	1,319 bps	1,164 bps
Secondary Fund I	2005	360	353	1.2	5.2%	111 bps	339 bps
Secondary Fund II	2008	591	522	1.6	22.7%	743 bps	1,154 bps
Secondary Fund III	2012	909	352	1.6	24.9%	1,104 bps	1,548 bps
Secondary Fund IV	2016	1,916	45	1.7	47.6%	2,767 bps	2,956 bps
Co-investments
Pre-Fund	—	—	244	1.9	21.3%	1,652 bps	1,600 bps
Co-Investment Fund	2005	604	450	1.2	3.3%	(267) bps	(16) bps
Co-Investment Fund II	2008	1,195	826	2.5	22.3%	975 bps	1,355 bps
Co-Investment Fund III	2014	1,243	129	2.7	98.2%	8,255 bps	8,642 bps
Co-Investment Fund IV	2018	1,077	—	—	—	—	—

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	39	1.3	22.1%	1,131 bps	1,586 bps
Strat Opps 2016	2016	214	81	1.2	21.4%	1,301 bps	1,556 bps
Strat Opps 2017	2017	435	—	—	—	—	—
Strat Opps 2018	2018	889	—	—	—	—	—

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,171 bps	707 bps
PEF V	2003	135	132	1.7	1.6	14.5%	9.8%	858 bps	381 bps	971 bps	488 bps
PEF VI	2007	494	509	1.6	1.6	12.1%	9.4%	104 bps	(135) bps	445 bps	201 bps
PEF VII	2010	262	278	1.5	1.5	14.1%	10.0%	(42) bps	(457) bps	379 bps	(43) bps
PEF VIII	2012	427	350	1.3	1.3	12.0%	8.6%	(193) bps	(546) bps	188 bps	(171) bps
PEF IX	2015	517	324	1.3	1.2	18.0%	16.0%	138 bps	(144) bps	511 bps	245 bps
PEF X	2018	124	14	1.0	0.8	6.4%	-17.7%	(636) bps	(2,538) bps	(115) bps	(2,093) bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,319 bps	N/A	1,164 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	111 bps	(63) bps	339 bps	158 bps
Secondary Fund II	2008	591	571	1.6	1.5	20.5%	14.5%	512 bps	(96) bps	930 bps	311 bps
Secondary Fund III	2012	909	802	1.5	1.4	18.8%	15.2%	496 bps	95 bps	911 bps	514 bps
Secondary Fund IV	2016	1,916	1,078	1.3	1.2	29.6%	36.8%	1,149bps	2,048 bps	1,615 bps	2,559 bps
Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,652 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.1	1.0	0.8%	-0.6%	(520) bps	(691) bps	(267) bps	(442) bps
Co-Investment Fund II	2008	1,195	1,132	2.1	1.8	19.7%	15.9%	707 bps	318 bps	1,093 bps	699 bps
Co-Investment Fund III	2014	1,243	1,243	1.5	1.4	22.3%	17.9%	718 bps	269 bps	1,095 bps	640 bps
Co-Investment Fund IV	2018	1,077	278	1.0	0.9	0.8%	-31.2%	(1,657) bps	(4,055) bps	(971) bps	(3,578) bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. ML HY II PME	Net Spread vs. ML HY II PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	15.4%	12.0%	613 bps	263 bps	945 bps	594 bps
Strat Opps 2016	2016	214	214	1.2	1.2	17.7%	14.9%	1,029 bps	774 bps	1,188 bps	931 bps
Strat Opps 2017	2017	435	425	1.1	1.1	11.7%	9.8%	747 bps	533 bps	633 bps	4378 bps
Strat Opps 2018	2018	889	259	1.0	1.0	8.7%	7.5%	148 bps	(79) bps	274 bps	9 bps

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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to September 30, 2018. The returns are net of management fees, carried interest and expenses charged by the underlying fund managers, but do not include our management fees, carried interest or expenses. Our IRR would decrease with the inclusion of our management fees, carried interest and expenses.
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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of December 31, 2018 and March 31, 2018, our cash and cash equivalents, including investments in money market funds, were $78.9 million and $47.6 million, respectively.
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

As of December 31, 2018 and March 31, 2018, the principal amount of debt outstanding equaled $72.2 million and $84.5 million, respectively. The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA.
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
On November 5, 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires twelve months after the date of the first acquisition under the authorization.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2018 and March 31, 2018, we were required to maintain approximately $2.2 million and $1.8 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.

Cash Flows
Nine Months Ended December 31, 2018 and 2017

	Nine Months Ended December 31,
($ in thousands)	2018	2017
Net cash provided by operating activities	$106,909	$95,344
Net cash used in investing activities	(5,647)	(15,197)
Net cash used in financing activities	(69,517)	(43,818)
Increase in cash, cash equivalents and restricted cash	$31,745	$36,329
Operating Activities
Net cash provided by operating activities was $106.9 million and $95.3 million during the nine months ended December 31, 2018 and 2017, respectively. These operating cash flows were driven primarily by:

•	net income of $78.6 million and $61.7 million during the nine months ended December 31, 2018 and 2017, respectively;

•
proceeds received from investments of $11.7 million and $11.3 million during the nine months ended December 31, 2018 and 2017, respectively, which represent a return on investment from specialized funds and certain customized separate accounts; and

•
net change in operating assets and liabilities of $21.9 million and $8.3 million during the nine months ended December 31, 2018 and 2017, respectively, primarily for the accruals related to our annual bonus program that is paid in March and the contingent compensation related to the RAPM acquisition.

Investing Activities
Our net cash flow used in investing activities was ($5.6) million and ($15.2) million during the nine months ended December 31, 2018 and 2017, respectively. These amounts were driven primarily by:

•	net contributions to investments of ($22.5) million and ($8.8) million during the nine months ended December 31, 2018 and 2017, respectively;

•	proceeds from the sales of other investments of $22.5 million during the nine months ended December 31, 2018;

•
purchases of furniture, fixtures and equipment consisting primarily of computer software and hardware of ($4.8) million and ($1.2) million during the nine months ended December 31, 2018 and 2017, respectively; and

•	the cash purchase amount of ($5.2) million for the RAPM acquisition during the nine months ended December 31, 2017.
Financing Activities
Our net cash flow used in financing activities was ($69.5) million and ($43.8) million during the nine months ended December 31, 2018 and 2017, respectively. Cash used in financing activities was attributable primarily to:

•	net debt repayments of ($12.3) million and ($1.5) million during the nine months ended December 31, 2018 and 2017, respectively;

•	distributions to non-controlling interest in general partnerships of ($1.8) million and ($3.5) million during the nine months ended December 31, 2018 and 2017, respectively;

•	dividends paid of ($13.4) million and ($6.3) million during the nine months ended December 31, 2018 and 2017, respectively; and

•	distributions to HLA members of ($41.9) million and ($32.3) million during the nine months ended December 31, 2018 and 2017, respectively.
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

•
Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of December 31, 2018. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.

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
Interest Rate Risk
 As of December 31, 2018, we had $72.2 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 4.25% as of December 31, 2018.
Based on the floating rate component of our Loan Agreements payable as of December 31, 2018, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.7 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2018.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On October 29, 2018, we issued an aggregate of 11,380 shares of our Class A common stock valued at an aggregate of approximately $424,929 to the two former principals of RAPM pursuant to an earnout obligation in connection with HLA’s August 2017 acquisition of RAPM. This issuance did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
On November 5, 2018, our Board of Directors authorized the Stock Repurchase Program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million. The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. During the three months ended December 31, 2018, we did not repurchase any of our Class A common stock, so as of that date, the full purchase authority remained available under this program, which expires twelve months after the date of the first acquisition under the authorization.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

‡ Furnished herewith.

49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of February, 2019.

HAMILTON LANE INCORPORATED

By:	/s/ Randy M. Stilman
Name: Randy M. Stilman
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller