Form 10-K
period 2019-03-31
Hamilton Lane INC
filed 2019-05-30
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________________
Commission file number 001-38021
HAMILTON LANE INCORPORATED
(Exact name of Registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)		26-2482738 (I.R.S. Employer Identification No.)

One Presidential Blvd., 4th Floor Bala Cynwyd, PA (Address of principal executive offices)		19004 (Zip Code)

Registrant’s telephone number, including area code: (610) 934-2222
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	HLNE	The Nasdaq Stock Market LLC
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 28, 2018, based on the closing price of $44.28 for shares of the registrant’s Class A common stock as reported by the Nasdaq Stock Market, was approximately $1,005.9 million.
As of May 28, 2019, there were 27,360,570 shares of the registrant’s Class A common stock and 23,516,439 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2019 annual meeting of stockholders.

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

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider with approximately $61 billion of assets under management (“AUM”), and approximately $422 billion of assets under advisement (“AUA”). We work with our clients to conceive, structure, build out, manage and monitor portfolios of private markets funds and direct investments, and we help them access a diversified set of such investment opportunities worldwide. Our clients are principally large, sophisticated, global investors that rely on our private markets expertise, deep industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the increasing complexity and opacity of private markets investing. While some maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. We were founded in 1991 and have been dedicated to private markets investing for almost three decades. We currently have approximately 370 employees, including 115 investment professionals, operating throughout the United States and in London, Hong Kong, Munich, Rio de Janeiro, Seoul, Sydney, Tel Aviv, Tokyo and Toronto. A significant majority of our employees have equity interests in our Company.
We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $50 billion of our AUM as of March 31, 2019.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $11 billion of our AUM as of March 31, 2019.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $422 billion of AUA as of March 31, 2019.

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

Our client and investor base included over 450 institutions and intermediaries as of March 31, 2019, and is broadly diversified by type, size and geography. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth, and U.S. state pension funds. In addition, we believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 5% of management and advisory fee revenues. For the year ended March 31, 2019, our top 10 clients generated approximately 23% of management and advisory fee revenues, and our top 20 clients generated approximately 34% of management and advisory fee revenues with all of our top 20 clients having multiple allocations, products or services with us. A significant portion of our revenue base is recurring and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients, providing highly predictable cash flows.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2019, we had AUM of approximately $61 billion, reflecting a 17% compound annual growth rate (“CAGR”) from March 31, 2015, and our AUM increased in each fiscal year during this timeframe. We had approximately $422 billion of AUA as of March 31, 2019, reflecting a 22% CAGR from March 31, 2015, and our AUA increased in each fiscal year during this timeframe.
Finally, we believe that our strong culture is a key factor driving our success in developing and maintaining high quality relationships with clients, prospects, other business partners and current/potential employees. We are proud that this culture has been recognized by several prominent trade organizations and publications through numerous awards. For example, we were one of a select group of companies named as a “Best Place to Work in Money Management” in 2018 by Pensions & Investments.

Our firm is the only firm in the “Alternatives Manager” category that has appeared on this list every year since Pensions & Investments initiated this category in 2012. Additionally, the firm has received accolades from publications and organizations including Inc. (Hire Power Award: 2013; Fastest-Growing Private Companies in America: 2012 and 2017), Best Companies Group (Best Places to Work in PA: 2012-18) and the Philadelphia Business Journal (Advancing Women Company Award: 2014). Additionally, the strong representation of women in our workforce led the Forum of Executive Women to recognize us as a Top Global Company for the Professional Advancement of Women in 2014. As of March 31, 2019, approximately 39% of our employees were women, including over 28% of employees serving in senior roles. We believe that our culture will continue to play an important role in supporting our future growth.
Organizational Structure

Initial Public Offering and Reorganization

HLI was incorporated in the State of Delaware on December 31, 2007 and conducted its initial public offering (“IPO”) in March 2017. HLI is a holding company with no direct operations. Its principal asset is an equity interest in HLA. It serves as the managing member of HLA and operates and controls all of HLA’s business and affairs.

In connection with the IPO, we completed a series of transactions in order to effect a corporate reorganization, which we refer to collectively throughout this Form 10-K as the “Reorganization”. As part of the Reorganization, we changed our structure to what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the legacy owners (through the tax receivable agreement) when they ultimately exchange their pass-through interests for shares of Class A common stock. HLI has dual-class common stock, the rights of which are described in more detail below. The below chart summarizes our organizational structure as of March 31, 2019.

Class B Holders(1)
Public Investors / Direct HLI Stockholders
Class B common stock
89.6% voting interest
de minimis economic interest
Class A common stock
100% economic interest
10.4% voting interest
Hamilton Lane Incorporated
Class A units(2)
Sole Managing Member
50.3% economic interest
Class B units(1)
44.2% economic interest
Class C Holders(1)
Class C units(1)
5.5% economic interest
Hamilton Lane Advisors, L.L.C.

(1)
The Class B Holders, who hold Class B units, and Class C Holders, who hold Class C units, are pre-IPO owners of our business who continue to hold their interests directly in HLA. Class B units and Class C units may be exchanged on a one-for-one basis for shares of Class A common stock or, at our election, for cash, pursuant to and subject to the restrictions set forth in the exchange agreement.

(2)
We hold all of the Class A units of HLA, representing the right to receive approximately 50.3% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.

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
A “Sunset” is triggered by any of the following: (i) Hartley R. Rogers, Mario L. Giannini and their respective permitted transferees collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units and Class C units have been exchanged for Class A common stock); (ii) Mr. Rogers, Mr. Giannini, their respective permitted transferees and employees of us and our subsidiaries cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock; (iii) Mr. Rogers and Mr. Giannini both voluntarily terminate their employment and all directorships with HLA and us (other than by reason of death or, as determined in good faith by our board of directors, disability, incapacity or retirement); or (iv) the occurrence of the later of March 31, 2027 or the end of the fiscal year in which occurs the fifth anniversary of the death of the second to die of Mr. Rogers and Mr. Giannini. A Sunset triggered under clauses (i), (ii) and (iii) during the first two fiscal quarters will generally become effective at the end of that fiscal year, and a Sunset triggered under clauses (i), (ii) and (iii) during the third or fourth fiscal quarters will generally become effective at the end of the following fiscal year. A Sunset pursuant to clause (iv) will become effective on the occurrence of the latest event listed in clause (iv), unless a Sunset is also triggered under clause (i) or (ii) that would result in an earlier Sunset, in which case the earlier Sunset will result.

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

Our Class B common stockholders collectively hold 89.6% of the combined voting power of our common stock. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLAI, our controlling stockholder. The parties to the stockholders agreement control almost 90% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

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
Expand distribution channels. We continue to build a scalable, cost-effective global institutional sales organization, which provides us with a strong local presence in several markets. Our sales organization comprises our business development and product groups which are both dedicated to marketing our services and products globally. In addition, we intend to increase our profile with influential intermediaries that advise individual and institutional clients, particularly small and medium-sized institutions and high-net-worth families and family offices. We may also enter into strategic distribution partnerships with financial institutions in certain geographical regions and market sectors to gain access to their captive client bases. As we continue to explore different ways to access alternative distribution channels, we are also acting as “sub-advisor” for financial intermediaries with significant distribution strength. In this role, we perform a range of investment services from portfolio construction to investment management, while the distribution partner focuses on product distribution and client service. In the context of these partnerships, the distribution partner often aims to provide its clients with products under its own brand, which we achieve by rebranding our existing offerings or by creating customized offerings carrying the distribution partner’s name. We anticipate increasing sub-advisory opportunities as we continue to target high-net-worth individuals and families.
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
Expand globally. Over the past 17 years, we have substantially grown our global presence, both in terms of clients and investments, by expanding our international offices as well as our client presence. We have built a significant presence to serve clients in Europe, Latin America, the Middle East, Asia, Australia and Canada, and we have offices in London, Munich, Rio de Janeiro, Tel Aviv, Hong Kong, Seoul, Tokyo, Sydney and Toronto. In each of these places, we serve major institutional clients, and we review and commit capital to established local private markets funds on behalf of our clients. Our aim is to continue expanding our global presence through further direct investment in personnel, development of client relationships and increased investments with, and direct and co-investments alongside, established private markets fund managers.
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
In addition to continually expanding our own database, we develop strategic partnerships with, and opportunistically seek minority stakes in, innovative solutions providers such as Private Market Connect (data collection and management), Black Mountain (allocation software) and Bison Cobalt (benchmarking and diligence).

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
Investment Process and Monitoring
Our investment team is divided into five dedicated teams for primary investments, secondary investments, direct/co-investments, real assets and research. Primary investments, secondary, direct/co-investments and real assets have their own discrete investment committees, although there is significant overlap among committee members.
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

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through December 31, 2018 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.5%	868 bps	983 bps
PEF VI	2007	494	477	1.6	12.4%	199 bps	541 bps
PEF VII	2010	262	158	1.5	16.5%	231 bps	661 bps
PEF VIII	2012	427	5	1.6	17.9%	806 bps	1,176 bps
PEF IX	2015	517	25	1.8	43.4%	3,061 bps	3,344 bps
PEF X	2018	170	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	—	—	362	1.5	17.1%	1,321 bps	1,165 bps
Secondary Fund I	2005	360	353	1.2	5.2%	112 bps	340 bps
Secondary Fund II	2008	591	534	1.6	21.9%	686 bps	1,100 bps
Secondary Fund III	2012	909	353	1.6	24.7%	1,218 bps	1,656 bps
Secondary Fund IV	2016	1,917	66	1.6	46.5%	3,143 bps	3,359 bps
Co-investments
Pre-Fund	—	—	244	1.9	21.3%	1,654 bps	1,602 bps
Co-Investment Fund	2005	604	450	1.2	3.4%	(263) bps	(11) bps
Co-Investment Fund II	2008	1,195	799	2.6	22.5%	1,050 bps	1,430 bps
Co-Investment Fund III	2014	1,243	153	2.5	76.0%	6,178 bps	6,565 bps
Co-Investment Fund IV	2018	1,198	N/A	N/A	N/A	N/A	N/A

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	45	1.3	19.2%	896 bps	1,297 bps
Strat Opps 2016	2016	214	101	1.2	19.2%	1,138 bps	1,345 bps
Strat Opps 2017	2017	435	49	1.2	24.8%	2,423 bps	2,037 bps
Strat Opps 2018	2018	889	N/A	N/A	N/A	N/A	N/A

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.5%	9.8%	868 bps	389 bps	983 bps	497 bps
PEF VI	2007	494	510	1.6	1.6	12.0%	9.3%	147 bps	(90) bps	491 bps	248 bps
PEF VII	2010	262	280	1.5	1.5	13.8%	9.7%	126 bps	(283) bps	540 bps	120 bps
PEF VIII	2012	427	362	1.3	1.3	11.3%	8.1%	267 bps	(85) bps	619 bps	256 bps
PEF IX	2015	517	343	1.3	1.2	17.1%	14.8%	975 bps	908 bps	1,291 bps	1,221 bps
PEF X	2018	170	20	1.1	1.0	21.3%	(2.1)%	3,212 bps	1,357 bps	3,505 bps	1,509 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,321 bps	N/A	1,165 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	112 bps	(60) bps	340 bps	160 bps
Secondary Fund II	2008	591	571	1.6	1.4	20.4%	14.3%	533 bps	(92) bps	953 bps	318 bps
Secondary Fund III	2012	909	804	1.5	1.4	18.4%	14.7%	737 bps	341 bps	1,136 bps	742 bps
Secondary Fund IV	2016	1,917	1,414	1.2	1.2	28.6%	33.7%	2,574 bps	3,711 bps	2,919 bps	4,039 bps
Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,654 bps	N/A	1,602 bps	N/A
Co-Investment Fund	2005	604	577	1.1	1.0	0.8%	(0.7)%	(510) bps	(689) bps	(257) bps	(441) bps
Co-Investment Fund II	2008	1,195	1,132	2.1	1.8	19.4%	15.6%	764 bps	373 bps	1,152 bps	756 bps
Co-Investment Fund III	2014	1,243	1,244	1.4	1.3	18.5%	14.4%	994 bps	619 bps	1,329 bps	944 bps
Co-Investment Fund IV	2018	1,198	359	1.1	1.0	16.7%	8.0%	3,360 bps	3,672 bps	3,645 bps	3,742 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	15.0%	11.6%	666 bps	329 bps	958 bps	619 bps
Strat Opps 2016	2016	214	214	1.2	1.2	14.8%	12.2%	943 bps	711 bps	1,036 bps	800 bps
Strat Opps 2017	2017	435	433	1.1	1.1	11.3%	9.2%	1,216 bps	1,012 bps	971 bps	788 bps
Strat Opps 2018	2018	889	434	1.0	1.0	9.2%	9.6%	1,620 bps	1,584 bps	1,412 bps	1,317 bps
Performance Methodology
The indices presented for comparison are the S&P 500, MSCI World, Credit Suisse High Yield II (“CS HY II”) and Credit Suisse Leverage Loan (“CS LL”), calculated on a PME basis. We believe these indices are commonly used by private markets and credit investors to evaluate performance. The PME calculation methodology allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called and distributed from the underlying fund managers. The S&P 500 Index is a total return capitalization-weighted index that measures the performance of 500 U.S. large cap stocks. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 1,600 world stocks that is designed to measure the equity market performance of developed markets. The CS HY II Index, formerly known as the DLJ High Yield Index, is designed to mirror the investable universe of the U.S. dollar denominated high yield debt market. Prices for the CS HY II Index are available on a weekly basis. The CS LL Index is an index designed to mirror the investable universe of the U.S. dollar denominated leveraged loan market. Loans must be rated 5B or lower and the index frequency is monthly.

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to December 31, 2018. The returns are net of management fees, carried interest and expenses charged by the underlying fund managers, but do not include our management fees, carried interest or expenses. Our IRR would decrease with the inclusion of our management fees, carried interest and expenses.
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

Assets Under Management and Advisement
As of March 31, 2019, we had total AUA and AUM of approximately $484 billion, of which $61 billion represents AUM from our customized separate accounts and specialized funds, and $422 billion represents AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
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
Our AUM has grown from approximately $33 billion as of March 31, 2015 to approximately $61 billion as of March 31, 2019, representing a CAGR of approximately 17%. The following chart summarizes this growth.
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
Assets related to our advisory accounts have increased from approximately $191 billion as of March 31, 2015, to approximately $422 billion as of March 31, 2019, representing a CAGR of approximately 22%. Our AUA clients are predominately large institutional investors with 46% of AUA related to public pension funds and 39% related to sovereign wealth funds. Our AUA is diversified across geographies with approximately 50% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2015.
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
As of March 31, 2019, our fee-earning AUM was approximately $34 billion compared to $61 billion in AUM. The difference is due primarily to $21 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by $3 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $9 billion is non fee-earning AUM.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2015.
* Amounts may not foot due to rounding
Our Clients
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
As of March 31, 2019, our client and investor base included over 500 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 5% of management and advisory fee revenues. Approximately 47% of our fiscal 2019 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our revenue base is recurring and, based on the long-term nature of our funds as well as long-term relationships with many of our clients, provides highly predictable cash flows. For the year ended March 31, 2019, our top 10 clients generated approximately 23% of management and advisory fee revenues, and our top 20 clients generated approximately 34% of management and advisory fee revenues.
Sales and Marketing
Our business development group consists of employees around the world, including in the United States, United Kingdom, Hong Kong, Japan, South Korea, Brazil, Israel, Australia and Germany. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in less developed private equity markets such as Asia and Australia. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we use third-party distributors in Asia and Latin America (other than Brazil).
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
Client Service
Our client service group includes employees located in the United States, United Kingdom, Japan, Hong Kong, Brazil, Israel, South Korea, and Australia. At the beginning of the engagement for each advisory account and customized separate account, a member of the relationship management group is assigned as the principal contact person with that client. The relationship managers take primary responsibility for working with the clients to design their strategic plans and to implement those plans in accordance with investment guidelines agreed to by us and the clients. The relationship managers work directly with our allocation committee to ensure that all investment opportunities that are appropriate for their clients are considered. The relationship managers communicate and meet regularly with their clients to discuss potential investments that we are currently considering, funds expected to be raised in the next 12 months, the current status of the clients’ portfolios, investment strategies and overall market conditions.
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
Structure. Most of our customized separate accounts are simple contractual arrangements involving an investment management agreement between us and the client. In some cases, at the client’s request, we establish a separate investment vehicle, generally a limited partnership with the client as the sole limited partner and a wholly owned subsidiary of HLA as the general partner. Our capital commitment to the limited partnership is generally 1% of total capital commitments but in certain cases may be higher or lower. We manage the limited partnership under an investment management agreement between the partnership and us. The limited partnership generally is formed in Delaware or a non-U.S. jurisdiction, such as the Cayman Islands, in accordance with the client’s specifications. We manage all aspects of the limited partnership, utilizing the services of third parties as needed, including administrators and custodial banks. Our fees for these customized separate accounts are substantially the same as customized separate accounts that do not involve a separate investment vehicle.
Specialized Funds
Since 1997, we have sponsored 21 primary funds, four secondary funds, five direct/co-investment funds, five Strategic Opportunities funds and one Small Business Investment Company fund. The terms of each fund vary. We have described below the key terms of these funds.
Capital Commitments. Investors in our specialized funds generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available and to fund operational expenses and other obligations. The commitments are generally available for investment for three to six years, during what we call the commitment period. However, our Strategic Opportunities funds have one- to two-year commitment periods and, in the case of one of our direct/co-investment funds, the investors do not commit capital at the commencement of the fund but rather have the right to make their own investment decisions as to each investment opportunity that we present to them. We typically have invested the capital committed to our funds, other than our Strategic Opportunities funds, over a three- to five-year period.
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

Legal and Compliance
Reporting to our chief executive officer, our general counsel oversees our legal team, which is comprised of attorneys located primarily in our corporate headquarters in Bala Cynwyd, Pennsylvania. Most of our customized separate account clients and certain of our advisory clients rely on us to review, analyze and negotiate the terms of the documents relating to primary, secondary and direct/co-investments. Working together with our investment teams, our attorneys negotiate directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct/co-investments. Our attorneys also review and make recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our legal team is responsible for preparing, reviewing and negotiating all documents relating to the formation and operation of our funds. We utilize the services of outside counsel as we deem necessary.
Our compliance team is led by our chief compliance officer, who reports to our chief executive officer. Our chief compliance officer has day-to-day management responsibility for the compliance team. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton Lane Securities, LLC, our SEC- and FINRA-registered broker-dealer affiliate through which we offer interests in our specialized funds.
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
SEC Regulation
HLA is registered as an investment advisor with the SEC. As a registered investment advisor, it is subject to the requirements of the Investment Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. The Investment Advisers Act regulates the assignment of advisory contracts by the investment advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of HLA to comply with the requirements of the Investment Advisers Act or the SEC could have a material adverse effect on us.
Our customized separate accounts and specialized funds are not registered under the Investment Company Act because we only form customized separate accounts for, and offer interests in our specialized funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act.
ERISA-Related Regulation
Some of our specialized funds are treated as holding “plan assets” as defined under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of investments in those funds by benefit plan investors. By virtue of its role as investment manager of these funds, HLA is a “fiduciary” under ERISA with respect to such benefit plan investors. ERISA and the Internal Revenue Code of 1986, as amended (the “Code”), impose certain duties on persons that are fiduciaries under ERISA, prohibit certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and provide monetary penalties for violations of these prohibitions. With respect to these funds, HLA relies on particular statutory and administrative exemptions from certain ERISA prohibited transactions, which exemptions are highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The failure of HLA or us to comply with these various requirements could have a material adverse effect on our business.
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
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union (“EU”), the European Economic Area (“EEA”), the individual member states of each of the EU and EEA, Australia, Brazil, Canada, Hong Kong, Israel, Japan and South Korea, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements.

The application of some of these requirements and regulations to our business will likely change in connection with the anticipated exit of the United Kingdom (“U.K.”) from the EU (“Brexit”). For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority could potentially lose “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts rely upon for access to markets throughout the EU. In preparation for this, we have engaged a third-party alternative investment fund manager (“AIFM”) based in Luxembourg to replace, prior to Brexit, our U.K.-based AIFM for our funds and certain customized separate accounts for the EU. We are also in the process of obtaining a MiFID II license for one of our EU-based (non-U.K.) subsidiaries in the event that the MiFID II license currently held by our U.K.-based subsidiary is no longer valid after Brexit. While we believe that taking these steps will help to ensure that we are able to continue to conduct business in the U.K. and the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected. See “Risk Factors—Risks Related to Our Business—Operational risks and data security breaches may disrupt our business, result in losses or limit our growth” and “Risk Factors—Risks Related to Our Business—Our international operations are subject to certain risks, which may affect our revenue” included in Part I, Item 1A of this Form 10-K for more information on the risks we face in connection with Brexit.
Employees
We currently have approximately 370 employees. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
The contents of our websites are not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

•
competition continues to increase for investment opportunities resulting from the increased amount of capital invested in private markets alternatives and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future;

•	the performance of particular funds also will be affected by risks of the industries and businesses in which they invest; and

•
we may create new funds that reflect a different asset mix and new investment strategies, as well as a varied geographic and industry exposure, compared to our historical funds, and any such new funds could have different returns from our previous funds.

The success of our business depends on the identification and availability of suitable investment opportunities for our clients.
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of funds in which our specialized funds, customized separate accounts and advisory accounts invest. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the private markets fund managers with which we invest. Past returns of our specialized funds, customized separate accounts and advisory accounts have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets, and there can be no assurance that our specialized funds, customized separate accounts, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions. There can also be no assurance that the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives. Further, the due diligence investigations we conduct before recommending investments to our clients may not uncover all facts relevant to the suitability of such opportunities. See “—The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment” for more information on the risks we face in connection with the due diligence process.
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
Our revenue in any given period is dependent on the number of fee-paying clients in such period. Our customized separate account and advisory account business operates in a highly competitive environment where typically there are no long-term contracts. While clients of our customized separate account and advisory account businesses may have multi-year contracts, many of these contracts are terminable upon 30 to 90 days’ advance notice to us. We may lose clients as a result of the sale or merger of a client, a change in a client’s senior management, a client’s decision to transition to in-house asset management rather than partner with a third-party provider such as us, competition from other financial advisors and financial institutions and other causes. Moreover, a number of our contracts with state government-sponsored clients are secured through such government’s RFP process, and can be subject to periodic renewal. If multiple clients were to exercise their termination rights or fail to renew their existing contracts and we were unable to secure new clients, our customized separate account and advisory account fees would decline materially. A significant reduction in the number of fee-paying clients in any given period could reduce our revenue and materially and adversely affect our business, financial condition and results of operations.

Our failure to deal appropriately with conflicts of interest could damage our reputation and materially and adversely affect our business.
As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our advisory and investment management businesses. For example, we may recommend that various advisory clients invest in specialized funds managed by our investment management business. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. As a registered investment advisor, we owe our clients a fiduciary duty and are required to provide disinterested advice. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, attract new clients or retain existing clients.
We have obligations to investors in our specialized funds and customized separate accounts and may have obligations to other third parties that may conflict with your interests.
 Our subsidiaries that serve as the general partners of or advisors to our specialized funds and customized separate accounts have fiduciary and contractual obligations to the investors in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties. As a result, we may take actions with respect to the allocation of investments among our specialized funds and customized separate accounts (including funds and accounts that have different fee structures), the purchase or sale of investments in our specialized funds and customized separate accounts, the structuring of investment transactions for those specialized funds and customized separate accounts, the advice we provide or other actions in order to comply with these fiduciary and contractual obligations. In addition, because our senior management and other professionals hold most of their economic interests through HLA, which is not subject to U.S. federal and state entity-level income taxes, and our Class A common stockholders hold their interests through Hamilton Lane Incorporated, which is subject to entity-level taxation as a corporation in the United States, conflicts relating to the selection and structuring of investments or other matters may arise between the members, on the one hand, and the Class A stockholders of Hamilton Lane Incorporated, on the other hand.
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
We currently generate substantially all of our revenue from asset management and advisory services. However, we may grow our business by offering additional products and services and by entering into new lines of business. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.
Entry into certain lines of business or the introduction of new types of products or services may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment rentals, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
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
The Loan Agreements contain financial and other covenants that impose requirements on us and limit our ability to engage in certain transactions or activities. There can be no assurance that we will be able to maintain leverage levels in compliance with the financial covenants included in the Loan Agreements. Any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default under the Loan Agreements. If such a failure were to occur, there can be no assurance that we would be able to obtain a waiver, refinance or obtain a replacement for such facility on favorable terms, or at all, which could materially and adversely affect our business, financial condition and results of operations.
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
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. Finally, changes to the tax law contained in the U.S. federal income tax reform legislation known as the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017 (the “Tax Act”), limit the deductibility of interest expense on indebtedness used to finance our specialized funds’ investments, thereby reducing the after-tax rates of return on the affected investments and making it more costly to use debt financing, which may have an adverse impact on our business, results of operations and financial condition. See “—Increased government regulation, compliance failures and changes in law or regulation could adversely affect us.”
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
Our business is exposed to the risk that clients that owe us money may not pay us. If investors in our specialized funds and certain customized separate accounts default on their obligations to us, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in most of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund. For instance, if an investor has invested little or no capital early in the life of the fund, then the forfeiture penalty may not be as meaningful. A failure of investors to honor a significant amount of capital calls could have a material adverse effect on our business, financial condition and results of operations.
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
Misconduct by our employees, advisors or third-party service providers could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
There is a risk that our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter such misconduct, and the extensive precautions we take that seek to detect and prevent this activity may not be effective in all cases. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected. See “—Increased government regulation, compliance failures and changes in law or regulation could adversely affect us.”
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
There are no readily ascertainable market prices for a large number of the investments in our specialized funds, customized separate accounts, advisory accounts or the funds in which we invest. The value of the fund investments of our specialized funds and customized separate accounts is determined periodically by us based on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer and other recognized valuation methodologies. The value of the co-investments and credit investments of our specialized funds and customized separate accounts is determined periodically by us using the present value and other subjective valuation techniques. These may include references to market multiples, valuations for comparable companies, public market or private market transactions, subsequent developments concerning the companies to which the securities relate, results of operations, financial condition, cash flows, and projections of such companies provided to the general partner and such other factors as the general partner may deem relevant. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because the illiquid investments held by our specialized funds, customized separate accounts, advisory accounts and the funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs could result in losses for the applicable fund and the loss of potential incentive fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund NAVs, whether due to misinformation or otherwise, could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients. Further, in some cases, we engage third-party valuation agents to assist us with the valuations. It is possible that a material fact related to the target of the valuation might be inadvertently omitted from our communications with them, resulting in an inaccurate valuation.
Further, the SEC has highlighted valuation practices as one of its areas of focus in investment advisor examinations and has instituted enforcement actions against advisors for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected.
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
We may pursue investment opportunities that involve business, regulatory, legal or other complexities.
We may pursue investment opportunities that have unusually complex business, regulatory and/or legal aspects to them. This complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute, it can be more difficult to manage or realize value from the assets acquired in such transactions and such transactions sometimes involve a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could materially and adversely affect our business, financial condition and results of operations.
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
Before making or recommending investments for our clients, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful.
Moreover, the due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including bribery, fraud or other illegal activities) or risks that are necessary or helpful in evaluating such investment opportunity. Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions. Our specialized funds, customized separate accounts or advisory accounts may invest in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed, and bribery, fraud, accounting irregularities and corrupt practices can be especially difficult to detect in such locations. Such misconduct may undermine our due diligence efforts with respect to such companies and could negatively affect the valuations of investments in such companies. Further, we may not identify or foresee future developments that could have a material adverse effect on an investment, such as misconduct by personnel at companies in which our specialized funds, customized separate accounts or advisory accounts invest. Financial fraud or other deceptive practices, or failures by personnel at such companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements, could cause significant legal, reputational and business harm to us.
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
We rely heavily on our financial, accounting, compliance, monitoring, reporting and other data processing systems. Any failure or interruption of these systems, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, act of terrorism or war or otherwise, could result in a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, and thus materially and adversely affect our business. Although we have back-up systems in place, including back-up data storage, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.
In addition, we are dependent on the effectiveness of our information security policies, procedures and capabilities designed to protect our computer, network and telecommunications systems and the data such systems contain or transmit. Attacks on our information technology infrastructure could enable the attackers to gain access to our proprietary information, destroy data or disable, degrade or sabotage our systems. Attacks could range from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about our clients and potential investments.
Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We and our employees have been and expect to continue to be the target of “phishing” attacks, and the subject of impersonations and fraudulent requests for money, and other forms of activities. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cyber-security has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cyber-security and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the EU that became effective in May 2018. See “— Increased government regulation, compliance failures and changes in law or regulation could adversely affect us.” Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our clients’ or counterparties’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we experience a cyber-security incident, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology, administration, payroll, tax, legal and compliance matters. Their inability or failure to perform as expected or in accordance with the terms of their engagements with us could have a material adverse effect on the operation of our business. These third-party service providers could also experience any of the above cyber-security threats, fraudulent activities or security breaches, and as a result, unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties, cyber-security incidents involving these third parties or failures of their information systems and technology could impair the quality of our funds’ operations, affect our reputation and adversely affect our business, financial condition and results of operations.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our clients that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could materially and adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.
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
In addition, our business may be adversely affected by Brexit due to, among other things, disruption of the free movement of goods, services, capital, and people between the U.K. and the EU as well as potential changes to the legal and regulatory environment in the region. Following Brexit, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority may no longer be able to avail themselves of passporting rights under certain EU directives (such as, the AIFMD and MiFID II) to provide services and perform activities in the U.K. and other parts of Europe. This may have an adverse impact on our results including the cost of, risk to, manner of conducting, and location of, our European business and our ability to hire and retain key staff in Europe. This may also adversely impact the markets in which we operate; the funds we manage or advise; our fund investors and our ability to raise capital from them; and ultimately the returns that may be achieved. While we have taken measures designed to allow us to continue to conduct our business in both the U.K. and the EU, Brexit may increase our cost of conducting business, interfere with our ability to market our products and provide our services and generally make it more difficult for us to pursue our objectives in the region.
Brexit could also lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Compliance with any such new laws and regulations in the U.K. may be difficult and/or costly to implement and could adversely impact our ability to raise capital from investors in the U.K. and the EU, which could materially reduce our revenue, earnings and cash flow and adversely affect our financial prospects and condition.
Our inability to obtain adequate insurance could subject us to additional risk of loss or additional expenses.
We may not be able to obtain or maintain sufficient insurance on commercially reasonable terms or with adequate coverage levels against potential liabilities we may face, which could have a material adverse affect on our business. We may face a risk of loss from a variety of claims, including those related to contracts, fraud, compliance with laws and various other issues, whether or not such claims are valid. Insurance and other safeguards might only partially reimburse us for our losses, if at all, and if a claim is successful and exceeds or is not covered by our insurance policies, we may be required to pay a substantial amount in respect of such successful claim. Certain losses of a catastrophic nature, such as wars, earthquakes, typhoons, terrorist attacks or other similar events, may be uninsurable or may only be insurable at rates that are so high that maintaining coverage would cause an adverse impact on our business, in which case we may choose not to maintain such coverage.

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

•
if, as we expect, allocation of assets to alternative investment strategies continues to increase, there will continue to be increased competition for alternative investments and access to fund general partners and managers;

•
some of our competitors may have a lower cost of capital and access to funding sources that are not available to us, which may create competitive disadvantages for us with respect to our specialized funds, particularly funds that directly use leverage or rely on debt financing of their portfolio companies to generate superior investment returns;

•
developments in financial technology (or fintech), such as a distributed ledger technology (or blockchain), have the potential to disrupt the financial industry and change the way financial institutions, as well as investment managers, do business, and could exacerbate these competitive pressures;

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
Our business is materially affected by conditions in the global financial markets and economic conditions or events throughout the world that are outside our control, including rising interest rates or inflation, the availability of credit, changes in laws, trade barriers, terrorism or political uncertainty. Recently, markets have been affected by increases in interest rates in the United States, uncertainty about the consequences of the United States and other governments withdrawing monetary stimulus measures, imposition of trade barriers, ongoing trade negotiations with major U.S. trading partners and changes in the U.S. tax regulations. These factors may affect the level and volatility of securities prices and the liquidity and the value of investments, and we may not be able to or may choose not to manage our exposure to them.
Market deterioration could cause us, the specialized funds and customized separate accounts we manage or the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow, and impairment charges, as well as challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. More costly and restrictive financing may also adversely impact the returns of our co-investments in leveraged buyout transactions and, therefore, adversely affect the results of operations and financial condition of our co-investment funds.
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
In addition, higher interest rates may make it more difficult to obtain financing for new investments, refinance existing investments or liquidate debt investments, which can lead to reduced investment returns and missed investment opportunities. Consequently, such increases in interest rates may have an adverse impact on our business.
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

We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. For example, the Tax Act, which resulted in fundamental changes to the Code, includes a reduction to the federal corporate income tax rate, partial limitation on the deductibility of business interest expense, a longer three-year holding period requirement for carried interest to be treated as long-term capital gain, limitations on the use, carryback and carryforward of net operating losses and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. The exact impact of the Tax Act is difficult to quantify, but these changes could materially and adversely affect our investors, the companies in which our funds invest, or us. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interest to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.

Our advisory and investment management businesses are subject to regulation in the United States, including by the Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act of 1940 (the “Investment Advisers Act”), the Securities Act, the Code, the Commodity Exchange Act, and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. In addition, we regularly rely on exemptions from various requirements of these laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In the wake of highly publicized financial scandals, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of new and proposed regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular has increased its regulation of the asset management and private equity industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our specialized funds or customized separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. The pending exit of the United Kingdom from the EU may subject us to new and increased regulations if we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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
In addition, HLA is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, HLA has fiduciary duties to its clients. A failure to comply with the obligations imposed by the Investment Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition and results of operations.
The recently enacted Foreign Investment Risk Review Modernization Act may significantly increase the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Once the reform legislation is fully implemented through the rulemaking process, CFIUS will have the authority to review and potentially recommend that the President of the United States block or impose conditions on non-controlling investments in critical infrastructure and critical technology companies and in companies collecting or storing sensitive data of U.S. citizens, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments.
In the EU, the MiFID II, which became effective on January 3, 2018, requires, among other things, all MiFID investment firms to comply with more prescriptive disclosure, transparency, reporting and recordkeeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID, we have implemented revised policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II will result in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility.
In addition, the GDPR replaced a pre-existing data protection directive and, as a regulation, had direct effect in all EU member states beginning May 25, 2018. The GDPR introduces new obligations and expands its territorial reach. It applies to all organizations processing or holding personal data of EU ‘data subjects’ (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Personal data is information that can be used to identify a natural person, including a name, a photo, an email address, or a computer IP address. Compliance with the GDPR requires companies to analyze and evaluate how they handle data in the ordinary course of their business, from processes to technology. It imposes a prescriptive approach to compliance requiring organizations to demonstrate and record compliance and to provide much more detailed information to data subjects regarding processing. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. As with any other organization that holds personal data of EU data subjects, we have to comply with the GDPR because, among other things, we process European individuals’ personal data in the U.S. via our global technology systems. Financial regulators and data protection authorities throughout the EU have significantly increased audit and investigatory powers under GDPR to probe how personal data is being used and processed. Penalties for non-compliance are material. Serious breaches of GDPR include fines on companies of up to the greater of €20 million or 4% of global group turnover in the preceding year, regulatory action and reputational risk.
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
Risks Related to Our Organizational Structure
We have incurred and will continue to incur increased costs as a result of becoming a public company and in the administration of our complex organizational structure.
As a public company, we incur significant legal, accounting, insurance and other expenses that we did not previously incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with compliance with the Sarbanes-Oxley Act and related rules implemented by the SEC.
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

Our organizational structure, including our tax receivable agreement, is very complex, and we require the expertise of various tax, legal and accounting advisers to ensure compliance with our governing documents. We have and will continue to incur significant expenses in connection with the administration of our organizational structure. As a result, our expenses for legal, tax and accounting compliance may be significantly greater than other companies of our size that do not have a similar organizational structure or a tax receivable agreement in place.
We have identified a material weakness in our internal control over financial reporting, and any inability to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes- Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Additionally, as we are no longer considered an emerging growth company, we are now required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting.
During the course of preparing our audited financial statements for this Form 10-K, we, in conjunction with our independent registered public accounting firm, concluded that a lack of adequate controls surrounding one information technology system constituted a material weakness in our internal control over financial reporting. Specifically, information technology general controls were determined to be ineffective for one information technology system. Compensating controls designed by management were ineffectively designed to ensure an adequate control environment because the compensating controls relied on data generated by the same system. These deficiencies in design and operating effectiveness are considered a material weakness because they could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews at a level of precision necessary to identify a material error.
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
As a result of the identification of this material weakness, we plan to implement measures designed to improve our internal control over financial reporting, including independent reconciliation and verification of balances outside of the software system, and the establishment of additional monitoring and oversight controls. We cannot be certain that these efforts will be sufficient to remediate or prevent future material weaknesses or significant deficiencies from occurring.
If we identify additional material weaknesses, or fail to remediate existing material weaknesses, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources and could lead to a decline in our stock price.

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
We have used a portion of the proceeds from our IPO and from subsequent registered offerings to purchase membership units in HLA from certain of the legacy direct or indirect members of HLA, which resulted in an increase in our share of the tax basis of the assets of HLA that otherwise would not have been available. The HLA membership units held directly and indirectly by the members of HLA other than HLI, including members of our senior management team, may in the future be exchanged for shares of our Class A common stock or, at our election, for cash. These exchanges are likely to result in increases in our share of the tax basis of the assets of HLA that otherwise would not have been available. The increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future, although it is possible that the IRS might challenge all or part of that tax basis increase, and a court might sustain such a challenge. Our ability to achieve benefits from any tax basis increase will depend upon a number of factors, as discussed below, including the timing and amount of our future income.

We are required to pay over to legacy direct or indirect members of HLA most of the tax benefits we receive from tax basis step-ups attributable to our acquisition of membership units of HLA, and the amount of those payments could be substantial.
As part of our Reorganization, we entered into a tax receivable agreement for the benefit of the direct and indirect members of HLA other than us, pursuant to which we will pay them 85% of the amount of the tax savings, if any, that we realize (or, under certain circumstances, are deemed to realize) as a result of increases in tax basis (and certain other tax benefits) resulting from our acquisition of membership units or as a result of certain items of loss being specially allocated to us for tax purposes in connection with dispositions by HLA of certain investment assets. HLI will retain the benefit of the remaining 15% of these tax savings.
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
As a result of (i) potential differences in the amount of net taxable income allocable to us and to the direct and indirect owners of HLA, (ii) the lower tax rate applicable to corporations than individuals and (iii) the use of an assumed tax rate in calculating HLA’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the tax receivable agreement. If we do not distribute such cash balances as dividends on our Class A common stock and instead, for example, hold such cash balances or lend them to HLA, the existing owners of HLA would benefit from any value attributable to such accumulated cash balances as a result of their right to acquire shares of Class A common stock or, at our election, an amount of cash equal to the fair market value thereof, in exchange for their Class B units or Class C units.

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

We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either Hamilton Lane Incorporated or HLA is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. HLA does not have significant assets other than its equity interests in certain wholly owned subsidiaries, which in turn have no significant assets other than general partner interests in the specialized funds we sponsor. These wholly owned subsidiaries are the sole general partners of the funds and are vested with all management and control over the funds. We do not believe the equity interests of HLA in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the funds are investment securities. Hamilton Lane Incorporated’s unconsolidated assets consist primarily of cash, a deferred tax asset and Class A units of HLA, which represent the managing member interest in HLA. Hamilton Lane Incorporated is the sole managing member of HLA and holds an approximately 50.3% economic interest in HLA. As managing member, Hamilton Lane Incorporated exercises complete control over HLA. As such, we do not believe Hamilton Lane Incorporated’s managing member interest in HLA is an investment security. Therefore, we believe that less than 40% of Hamilton Lane Incorporated’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe Hamilton Lane Incorporated is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
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
Under the Investment Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Investment Advisers Act if, among other things, HLA undergoes a change of control. After a “Sunset” becomes effective (as described in “Organizational Structure—Class A and Class B Common Stock—Voting Rights”), the Class B Common Stock will have one vote per share instead of ten votes per share, and the stockholders agreement will expire, meaning that the Class B Holders party thereto will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. These events could be deemed a change of control of HLA, and thus an assignment. If such an assignment occurs, we cannot be certain that HLA will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance fees we earn from such funds and other clients.
Because members of our senior management team hold most of their economic interest through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.
Because members of our senior management team hold most of their economic interest in HLA directly through existing holding companies rather than through ownership of shares of our Class A common stock, they may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior management team have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
Holders of our Class A common stock and Class B common stock vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to ten votes until a Sunset becomes effective. See “Organizational Structure—Class A and Class B Common Stock.” After a Sunset becomes effective, each share of our Class B common stock will entitle its holder to one vote. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have agreed to vote all of their shares in accordance with the instructions of HLA Investments, LLC (“HLAI”), and will therefore be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, as well as any significant corporate transactions. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our Company views, the superior voting rights and implicit control of the Class B common stock to have value.

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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Shares of Class A common stock that were issued in the Reorganization to the original members of HLA who became HLI stockholders owning our Class A common stock are “restricted securities”, and their resale is subject to future registration or reliance on an exemption from registration.
The approximately 26.4 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders will be eligible for resale from time to time, subject to certain contractual, exchange timing and volume, and Securities Act restrictions.
We have entered into a registration rights agreement with certain Class B Holders who are significant outside investors, members of management and significant employee owners. Under that agreement, subject to certain limitations, those persons have the ability to cause us to register the resale of shares of our Class A common stock that they acquire upon exchange of their Class B units and Class C units in HLA. Registration of these shares would result in them becoming freely tradable in the open market unless restrictions apply.
We expect to continue to pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware and Pennsylvania law.
Since our IPO, our board of directors has declared regular quarterly dividends on our Class A common stock. Although we expect to continue to pay cash dividends to our stockholders, our board of directors may, in its discretion, increase or decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of HLA to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the tax receivable agreement) and pay dividends to our stockholders. We expect to cause HLA to make distributions to its members, including us. However, the ability of HLA to make such distributions will be subject to its operating results, cash requirements and financial condition and applicable Pennsylvania law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.

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
The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our certificate of incorporation requires, to the fullest extent permitted by law, that (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or stockholders to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws or (5) any action asserting a claim governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware. Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, the provision may have the effect of discouraging lawsuits against our directors and officers.
Securities analyst coverage or lack of coverage may have a negative effect on our Class A common stock’s market price.
The trading market for our Class A common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If securities or industry analysts stop their coverage of us or additional securities and industry analysts fail to cover us in the future, the trading price for our Class A common stock would be negatively affected. If any analyst or analysts who cover us downgrade our Class A common stock, change their opinion of us or publish inaccurate or unfavorable research about our business, our stock price may decline. If any analyst or analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, and we could lose visibility in the financial markets, which could cause our stock price and trading volume to decline.

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties
We lease our corporate headquarters and principal offices, which are located at One Presidential Boulevard, Bala Cynwyd, Pennsylvania 19004. We also lease additional office space in Bala Cynwyd, Pennsylvania, as well as Hong Kong, London, Miami, Munich, New York, Portland (Oregon), Rio de Janeiro, San Diego, San Francisco, Seoul, Sydney, Herzliya, Israel (a suburb of Tel Aviv), Tokyo and Toronto. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.

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

There is no established public trading market for our Class B common stock. Class B common stock may not be transferred independently of the corresponding Class B units, which are subject to significant restrictions on transfer as set forth in the HLA Operating Agreement. Holders of Class B common stock are entitled to receive only the par value ($0.001) of the Class B common stock upon exchange of the corresponding Class B unit pursuant to the exchange agreement.

Holders of Record

As of May 28, 2019, there were eight stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of May 28, 2019, there were 36 stockholders of record of our Class B common stock.

Dividend Policy
We declared and paid a quarterly dividend of $0.2125 per share of Class A common stock to record holders for each quarter of fiscal 2019. On May 29, 2019, we declared a quarterly dividend of $0.275 per share of Class A common stock to record holders at the close of business on June 14, 2019. The payment date will be July 5, 2019. We do not pay dividends on our Class B common stock.
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

Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on March 1, 2017 (the date our Class A common stock began trading on Nasdaq) through March 31, 2019, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 1, 2017, and dividends reinvested in the security or index.
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

	3/1/17	3/31/17	3/31/18	3/31/19
Hamilton Lane Incorporated	$100.00	$103.61	$211.93	$253.14
S&P 500	100.00	98.75	112.54	123.22
Dow Jones US Asset Managers Index	100.00	96.85	120.71	101.29

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2019	—	$—	—	$50,000,000
February 1-28, 2019	—	$—	—	$50,000,000
March 1-31, 2019	120,091	$43.55	—	$50,000,000
Total	120,091	$43.55
(1) Represents shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under the Hamilton Lane Incorporated 2017 Equity Incentive Plan, as amended (the “2017 Equity Plan”).
(2) On November 6, 2018, we announced that our board of directors authorized a program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million (the “Stock Repurchase Program”). The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, so the full purchase authority remains available under this program, which expires 12 months after the date of the first acquisition under the authorization.

Item 6. Selected Financial Data

The following selected consolidated income statement data for the years ended March 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of March 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated income statement data for the years ended March 31, 2016 and 2015, and the selected consolidated balance sheet data as of March 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements not included in this Form 10-K. This information should be read in conjunction with, and is qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K. Our historical results are not necessarily indicative of the results to be expected in the future.

		Year Ended March 31,
	2019	2018	2017		2016	2015
Income Statement Data		(in thousands, except per share amounts)
Revenues
Management and advisory fees	$217,773	$195,030	$172,674		$157,630	$145,876
Incentive fees	34,406	49,003	7,146		23,167	9,509
Total revenues	252,179	244,033	179,820		180,797	155,385
Total expenses	147,955	121,080	103,705		118,963	87,022
Total other income (expense)	25,333	16,677	(1,361)		(5,113)	3,622
Income before income taxes	129,557	139,630	74,754		56,721	71,985
Income tax expense	30,560	33,333	316		869	483
Net income	98,997	106,297	74,438		55,852	71,502
Less: Income attributable to non-controlling interests	65,424	88,956	73,826		55,852	71,502
Net income attributable to Hamilton Lane Incorporated	$33,573	$17,341	$612		$—	$—
Earnings per share of Class A common stock:
Basic	$1.41	$0.94	$0.03	(1)
Diluted	$1.40	$0.93	$0.03	(1)
Dividends declared per share of Class A common stock	$0.85	$0.70	$—
Non-GAAP Financial Measures
Fee Related Earnings(2)	89,901	81,223	72,252		70,381	63,396
Adjusted EBITDA(2)	117,736	132,586	83,031		67,785	73,707
Other Data
Compensation expense on deferred incentive fee revenue(3)	—	—	—		20,348	—
Balance Sheet Data
Cash and cash equivalents	$49,357	$47,596	$32,286		$68,584	$67,089
Investments	154,491	137,253	120,147		102,749	103,360
Total assets	360,591	293,795	240,617		196,636	201,500

Deferred incentive fee revenue	3,704	6,245	45,166		45,166	1,960
Debt	70,954	84,162	84,310		243,317	107,719
Total liabilities	190,869	157,721	153,990		308,574	127,810

Total equity (deficit)	169,722	136,074	86,627		(111,938)	73,690
Total liabilities and equity	360,591	293,795	240,617		196,636	201,500

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

(3)
In accordance with our accounting policy with respect to the recognition of incentive fee income, we did not recognize $41.5 million in carried interest distributions received from specialized funds in fiscal 2016, as all contingencies had not been resolved. However, incentive fee compensation expense of $20.3 million related to the receipt of this carried interest was recognized in fiscal 2016. We reduced the deferred incentive fee revenue balance in fiscal 2018 by $38.9 million from the recognition of the deferred carried interest in that period.

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
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2019, fiscal 2018 and fiscal 2017 are to our fiscal years ended March 31, 2019, 2018 and 2017, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $50 billion of our AUM as of March 31, 2019.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $11 billion of our AUM as of March 31, 2019.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $422 billion of AUA as of March 31, 2019.

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

Recent Transactions
March 2019 Offering

In March 2019, we and a selling stockholder completed a registered offering of an aggregate of 1,449,303 shares of Class A common stock at a price of $45.65 per share (the “March 2019 Offering”). The purpose of the March 2019 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 50,000 shares held by the selling stockholder and (ii) 1,399,303 newly issued shares by us. We received approximately $63.9 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 711,943 Class B units and 687,360 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not retain any proceeds from the sale of shares by the selling stockholder.
Operating Segments
We operate our business in a single segment, which is how our chief operating decision maker (who is our chief executive officer) reviews financial performance and allocates resources.
Key Financial and Operating Measures
Our key financial measures are discussed below.
Revenues
On April 1, 2018, we adopted the new Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective method. As a result, prior period amounts continue to be reported under legacy GAAP. The adoption did not change the historical pattern of recognizing revenue for management and advisory fees and incentive fees. See Note 2 to our consolidated financial statements for more information on our adoption of ASC 606.
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

Annual Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for each of the years in the three-year period ended March 31, 2019. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Year Ended March 31,
	2019	2018	2017

	(in thousands)
Revenues
Management and advisory fees	$217,773	$195,030	$172,674
Incentive fees	34,406	49,003	7,146
Total revenues	252,179	244,033	179,820
Expenses
Compensation and benefits	97,719	82,868	72,116
General, administrative and other	50,236	38,212	31,589
Total expenses	147,955	121,080	103,705
Other income (expense)
Equity in income of investees	7,202	17,102	12,801
Interest expense	(3,039)	(5,989)	(14,565)
Interest income	255	528	320
Non-operating income	20,915	5,036	83
Total other income (expense)	25,333	16,677	(1,361)
Income before income taxes	129,557	139,630	74,754
Income tax expense	30,560	33,333	316
Net income	98,997	106,297	74,438
Less: Income attributable to non-controlling interests in general partnerships	564	2,448	1,192
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	64,860	86,508	72,634
Net income attributable to Hamilton Lane Incorporated	$33,573	$17,341	$612

Revenues

	Year Ended March 31,
	2019	2018	2017

	(in thousands)
Management and advisory fees
Customized separate accounts	$85,245	$79,275	$71,261
Specialized funds	93,056	83,151	74,675
Advisory	24,130	20,164	18,497
Reporting and other	8,805	8,064	5,301
Distribution management	4,525	4,376	2,940
Fund reimbursement revenue	2,012	—	—
Total management and advisory fees	217,773	195,030	172,674
Incentive fees	34,406	49,003	7,146
Total revenues	$252,179	$244,033	$179,820
Year ended March 31, 2019 compared to year ended March 31, 2018
Total revenues increased $8.1 million, or 3%, to $252.2 million, for fiscal 2019 compared to fiscal 2018, due to an increase in management and advisory fees.
Management and advisory fees increased $22.7 million, or 12%, to $217.8 million for fiscal 2019 compared to fiscal 2018. Specialized funds revenue increased by $9.9 million compared to the prior year, due primarily to a $14.2 million increase in revenue from our latest co-investment fund, which added $0.8 billion in fee-earning AUM in fiscal 2019, offset by $5.8 million in retroactive fees from our latest secondary fund in fiscal 2018. Included in our latest co-investment fund’s revenue for the year was $1.7 million in retroactive fees. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $6.1 million in fiscal 2019 due to a $1.2 billion increase in fee-earning AUM from the addition of several new accounts and additional allocations from existing accounts during the fiscal year. Advisory and reporting fees increased $4.6 million for fiscal 2019 compared to fiscal 2018 due primarily to the addition of new accounts as compared to the prior fiscal year. Fund reimbursement revenue increased $2.0 million as a result of the new revenue recognition standards.
Incentive fees decreased $14.6 million to $34.4 million for fiscal 2019, due primarily to a $23.9 million decrease from one of our co-investment funds that had recognized $40.6 million of deferred incentive fees in the prior year period. This was partially offset by $6.4 million from one of our customized separate accounts, which included the general partner catch-up in the current year period.
Year ended March 31, 2018 compared to year ended March 31, 2017
Total revenues increased $64.2 million, or 36%, to $244.0 million, for fiscal 2018 compared to fiscal 2017, due to higher incentive fees and management and advisory fees.
Management and advisory fees increased $22.4 million, or 13%, to $195.0 million for fiscal 2018 compared to fiscal 2017. This increase was driven by specialized funds revenue, which increased by $8.5 million compared to the prior year, due primarily to a $7.5 million increase in revenue from our latest secondary fund, which added $0.5 billion in fee-earning AUM in fiscal 2018. Included in our latest secondary fund’s revenue for the period was $5.8 million in retroactive fees compared to $2.9 million in retroactive fees in the prior year period. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $7.9 million in fiscal 2018 due to a $2.9 billion increase in fee-earning AUM from the addition of several new accounts and additional allocations from existing accounts during the fiscal year. Customized separate account revenue for fiscal 2018 included $1.4 million from accounts added in the fiscal 2018 acquisition of Real Asset Portfolio Management LLC (“RAPM”). Advisory and reporting fees increased $4.6 million for fiscal 2018 compared to fiscal 2017 due primarily to the addition of new accounts as compared to the prior fiscal year. Distribution management revenue increased $1.4 million in fiscal 2018 compared to the prior year due to higher stock distribution activity and the related fees earned from this business.
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
Expenses
Year ended March 31, 2019 compared to year ended March 31, 2018
Total expenses increased $26.9 million, or 22%, for fiscal 2019 compared to fiscal 2018 due to increases in base compensation and general, administrative and other expenses.
Compensation and benefits expenses increased $14.9 million, or 18%, to $97.7 million for fiscal 2019 compared to fiscal 2018, due to increased base compensation and contingent compensation related to the acquisition of RAPM in fiscal 2018. Compensation increased $6.3 million, or 9%, for fiscal 2019 compared to fiscal 2018, due primarily to higher bonus expense related to the increase in cash incentive fee revenue. Contingent compensation related to the RAPM acquisition increased $1.7 million for fiscal 2019 compared to fiscal 2018. Incentive compensation increased $6.0 million for fiscal 2019 compared to fiscal 2018 due to the increase in cash incentive fee revenue. Equity-based compensation increased $0.8 million, or 15%, for fiscal 2019 compared to fiscal 2018 as a result of the amortization of equity awards, which have increased in recent years.
General, administrative and other expenses increased $12.0 million for fiscal 2019 compared to fiscal 2018. This change consisted primarily of a $4.6 million increase in fund reimbursement expenses that are now recorded on a gross basis under the new revenue recognition standard and a $3.5 million increase in consulting and professional fees, which included $1.5 million in fees related to Private Market Connect (“PMC”), our new joint venture, as well as increases in legal and recruiting fees.
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
General, administrative and other expenses increased $6.6 million for fiscal 2018 compared to fiscal 2017. This change consisted primarily of a $4.2 million increase in consulting and professional fees, which included $3.6 million in fees related to PMC, as well as increases in legal and recruiting fees.
Other Income (Expense)
The following shows the equity in income (loss) of investees included in other income (expense):

	Year Ended March 31,
	2019	2018	2017

	(in thousands)
Equity in income of investees
Primary funds	$1,594	$2,516	$2,060
Direct/co-investment funds	2,201	5,915	4,652
Secondary funds	1,282	2,088	1,275
Customized separate accounts	2,328	7,071	5,125
Other equity method investments	(203)	(488)	(311)
Total equity in income of investees	$7,202	$17,102	$12,801

Year ended March 31, 2019 compared to year ended March 31, 2018
Other income (expense) increased $8.7 million to $25.3 million for fiscal 2019 compared to fiscal 2018 due primarily to an increase in non-operating income and a decrease in interest expense partially offset by a decrease in gains from our investments.
Equity in income of investees decreased $9.9 million to $7.2 million for fiscal 2019 compared to fiscal 2018 due to lower overall valuation gains compared to the prior year. This decrease was due primarily to a $4.7 million decrease in gains across our customized separate accounts, a $3.7 million decrease in gains in our direct/co-investment fund products and a $0.9 million decrease in gains in our primary fund products.
Interest expense decreased $3.0 million, or 49%, to $3.0 million for fiscal 2019 compared to fiscal 2018, due primarily to a $1.7 million write-off of deferred financing costs and a $0.9 million reclassification of an unrealized loss on interest rate caps to a realized loss as part of our predecessor credit facility in the prior year period.

Non-operating income increased $15.9 million to $20.9 million for fiscal 2019 compared to fiscal 2018 due to $11.1 million in gains on the sales of two technology investments during the period and a $10.1 million decrease to our liability under the tax receivable agreement (“TRA liability”) as a result of a re-measurement related to changes in state tax rate estimates. This was partially offset by a $5.1 million decrease to the TRA liability in the prior year period due to the re-measurement related to the change in federal tax rates enacted by the Tax Act.
Year ended March 31, 2018 compared to year ended March 31, 2017
Other income (expense) increased $18.0 million to $16.7 million for fiscal 2018 compared to fiscal 2017 due primarily to a decrease in interest expense, an increase in gains from our investments and an increase in non-operating income.
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
Non-operating income increased $5.0 million to $5.0 million for fiscal 2018 compared to fiscal 2017 due primarily to a $5.0 million decrease to the TRA liability in the prior year period due to the re-measurement related to the change in federal tax rates enacted by the Tax Act.
Income Tax Expense
Income tax expense reflects U.S. federal and applicable state income taxes with respect to our allocable share of any taxable income of HLA subsequent to the Reorganization.
Our effective income tax rate in fiscal 2019, 2018 and 2017 was 23.6%, 23.9%, and 0.4%, respectively. The effective income tax rate in fiscal 2019 was primarily impacted by the portion of income allocated to non-controlling interests and revaluation of deferred tax assets related to changes in state income tax apportionment as well as a tax rate reduction due to the Tax Act.
Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Year Ended March 31,			Year Ended March 31,
	2019			2018

	(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$20,931	$9,758	$30,689	$18,028	$8,793	$26,821
Contributions (1)	4,992	2,238	7,230	5,341	2,021	7,362
Distributions (2)	(3,643)	(553)	(4,196)	(3,116)	(1,055)	(4,171)
Foreign exchange, market value and other (3)	(120)	(9)	(129)	678	(1)	677
Balance, end of period	$22,160	$11,434	$33,594	$20,931	$9,758	$30,689

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

Year ended March 31, 2019 compared to year ended March 31, 2018
Fee-earning AUM increased $2.9 billion, or 9%, to $33.6 billion for fiscal 2019, due primarily to new specialized funds and customized separate accounts commitments.
Customized separate accounts fee-earning AUM increased $1.2 billion, or 6%, to $22.2 billion for fiscal 2019. Customized separate accounts contributions were $5.0 billion for fiscal 2019 due to new allocations from existing clients and new clients. Distributions were $3.6 billion for fiscal 2019 due to $1.3 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired, $1.6 billion from accounts reaching the end of their account term and $0.7 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $1.7 billion, or 17%, to $11.4 billion for fiscal 2019. Specialized fund contributions were $2.2 billion for fiscal 2019 due primarily to $0.8 billion in new commitments to our co-investment fund in market during the period and $1.1 billion from accounts earning fees on a net invested capital fee base. Distributions were $0.6 billion for fiscal 2019 due to $0.5 billion from returns of capital in accounts earning fees on a net invested capital fee base.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for fiscal 2019, 2018, 2017, 2016 and 2015:

	Year Ended March 31,
	2019	2018	2017	2016	2015

	(in thousands)
Net income attributable to Hamilton Lane Incorporated (1)	$33,573	$17,341	$612	$—	$—
Income (loss) attributable to non-controlling interests in general partnerships	564	2,448	1,192	(1,255)	2,242
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	64,860	86,508	72,634	57,107	69,260
Incentive fees (2)	(34,406)	(49,003)	(7,146)	(23,167)	(9,509)
Incentive fee related compensation (3)	14,983	3,874	3,283	31,714	4,542
Interest income	(255)	(528)	(320)	(194)	(87)
Interest expense	3,039	5,989	14,565	12,641	5,883
Income tax expense	30,560	33,333	316	869	483
Equity in income of investees	(7,202)	(17,102)	(12,801)	(1,518)	(10,474)
Contingent compensation related to acquisition	5,100	3,399	—	—	—
Non-operating (income) loss	(20,915)	(5,036)	(83)	(5,816)	1,056
Fee Related Earnings	$89,901	$81,223	$72,252	$70,381	$63,396
Depreciation and amortization	2,500	1,891	1,915	2,027	1,867
Equity-based compensation	6,382	5,544	4,681	3,730	3,390
Incentive fees (2)	34,406	49,003	7,146	23,167	9,509
Incentive fees attributable to non-controlling interests (2)	(725)	(1,729)	—	—	—
Incentive fee related compensation (3)	(14,983)	(3,874)	(3,283)	(31,714)	(4,542)
Interest income	255	528	320	194	87
Adjusted EBITDA	$117,736	$132,586	$83,031	$67,785	$73,707

(1)	Prior to our IPO, HLI was a wholly-owned subsidiary of HLA with no operations or assets.

(2)
Incentive fees for the year ended March 31, 2019 included $3.2 million of non-cash carried interest. Of the $3.2 million, $2.5 million is included in net income and $0.7 million is attributable to non-controlling interests. Incentive fees for the year ended March 31, 2018 included $40.6 million of non-cash carried interest. Of the $40.6 million, $38.9 million is included in net income and $1.7 million is attributable to non-controlling interests.

(3)
Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation. Incentive fee related compensation for the years ended March 31, 2019 and 2018 excludes compensation expense related to the recognition of incentive fees included in net income from one of our co-investment funds of $2.5 million and $38.9 million, respectively, as the related incentive fee compensation was recognized in fiscal 2016.

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2019, 2018 and 2017.

	Year Ended March 31,
	2019	2018	2017

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$33,573	$17,341	$612
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	64,860	86,508	72,634
Income tax expense	30,560	33,333	316
Write-off of deferred financing costs (1)	—	2,544	3,359
Impact of Tax Act on TRA liability (2)	—	(4,964)	—
IPO related compensation including impact of Tax Act (3)	—	(669)	1,935
Contingent compensation related to acquisition	5,100	3,399	—
Adjusted pre-tax net income	$134,093	$137,492	$78,856
Adjusted income taxes (4)	(32,048)	(50,432)	(31,732)
Adjusted net income	$102,045	$87,060	$47,124

Weighted-average shares of Class A common stock outstanding - diluted	24,298,795	18,990,369	18,341,079
Exchange of Class B and Class C units in HLA (5)	29,040,205	34,112,983	34,438,669
Adjusted shares outstanding	53,339,000	53,103,352	52,779,748

Non-GAAP earnings per share	$1.91	$1.64	$0.89

(1)	Represents write-off of debt issuance costs and realized loss on interest rate caps related to the payoff of our predecessor credit facility in the prior year period.

(2)	Represents gain recorded as a result of re-measurement due to lower federal tax rates. The gain was recorded to non-operating income in the Consolidated Statements of Income.

(3)
Represents accrual of one-time payments to induce members of HLA to exchange their HLA units for HLI common stock in the Reorganization during the year ended March 31, 2017 and the change in the expense accrual due to the impact of tax rate changes pursuant to enactment of the Tax Act during the year ended March 31, 2018.

(4)
For the year ended March 31, 2019, represents corporate income taxes at our estimated statutory tax rate of 23.9% applied to adjusted pre-tax net income. The 23.9% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.9%. For the year ended March 31, 2018, represents corporate income taxes at an assumed effective tax rate of 36.7%. The 36.7% is based on a blended federal tax statutory rate of 35.0% for 275 days and 21.0% for 90 days and a combined state income tax rate net of federal benefits of 5.1%. Represents corporate income taxes at assumed effective tax rate of 40.24% for the year ended March 31, 2017. The 40.24% is based on a federal tax statutory rate of 35.00% and a combined state income tax rate net of federal benefits of 5.24%.

(5)	Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making distributions to HLA unitholders; (5) paying dividends; and (6) borrowings, interest payments and repayments under our outstanding debt. As of March 31, 2019 and March 31, 2018, our cash and cash equivalents, including investments in money market funds, were $49.4 million and $47.6 million, respectively.
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
Term Loan and Revolving Credit Facility
In August 2017, we entered into the Term Loan Agreement and the Revolving Loan Agreement with First Republic. Proceeds from the Loan Agreements were utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility.

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

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA, as defined in the Loan Agreements, less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of March 31, 2019 and 2018, the principal amount of debt outstanding equaled $71.3 million and $84.5 million, respectively.
Cash Flows
Years ended March 31, 2019, 2018 and 2017

	Year Ended March 31,
	2019	2018	2017

	(in thousands)
Net cash provided by operating activities	$111,622	$96,692	$81,679
Net cash used in investing activities	(19,213)	(21,773)	(16,715)
Net cash used in financing activities	(90,210)	(59,671)	(101,211)
Effect of exchange rate changes on cash and cash equivalents	8	—	—
Increase (decrease) in cash, cash equivalents and restricted cash	$2,207	$15,248	$(36,247)
Operating Activities
Net cash provided by operating activities was $111.6 million, $96.7 million and $81.7 million during fiscal 2019, 2018 and 2017, respectively. These operating cash flows were driven primarily by:

•	net income of $99.0 million, $106.3 million and $74.4 million during fiscal 2019, 2018 and 2017, respectively;

•
change in payable to related parties pursuant to tax receivable agreement of $9.8 million and $5.1 million during fiscal 2019 and 2018, respectively, due to the additional deferred tax assets recorded;

•	equity in income of investees of $7.2 million, $17.1 million, and $12.8 million during fiscal 2019, 2018 and 2017, respectively, due to our share of the income of our equity method investments;

•
proceeds received from investments of $14.1 million, $14.4 million, and $10.8 million during fiscal 2019, 2018 and 2017, respectively, which represent a return on investment from specialized funds and certain customized separate accounts;

•
change in deferred incentive fee revenue of $2.5 million and $38.9 million during fiscal 2019 and 2018, respectively, due to the recognition of previously deferred incentive fee revenue that was received and deferred during fiscal 2016 due to continuing contingencies; and

•	net change in operating assets and liabilities of ($2.0) million, $3.6 million, and ($1.7) million during fiscal 2019, 2018 and 2017, respectively.

Investing Activities
Our net cash flow used in investing activities was $19.2 million, $21.8 million and $16.7 million during fiscal 2019, 2018 and 2017, respectively. These amounts were driven primarily by:

•	contributions to investments, net of distributions received from investments, of $35.4 million, $14.3 million and $15.4 million during fiscal 2019, 2018 and 2017, respectively;

•	Proceeds from the sales of other investments of $22.5 million during fiscal 2019;

•	cash paid for the acquisition of a business of $5.2 million during fiscal 2018; and

•
purchases of furniture, fixtures and equipment consisting primarily of computers and equipment and costs associated with the build out of office space totaling $5.4 million, $2.3 million and $1.3 million during fiscal 2019, 2018 and 2017, respectively.

Financing Activities
Our net cash flow used in financing activities was $90.2 million, $59.7 million and $101.2 million during fiscal 2019, 2018 and 2017, respectively. Cash used in financing activities was attributable primarily to:

•	debt repayments of $13.3 million, $87.0 million and $162.6 million during fiscal 2019, 2018 and 2017, respectively;

•	debt issuances net of deferred financing costs of $85.1 million during fiscal 2018;

•	proceeds from our IPO, net of underwriting discount, of $203.2 million, along with deferred offering costs paid of $5.8 million in fiscal 2017;

•	purchases of equity interests and restricted stock of $5.4 million, $6.5 million and $58.1 million in fiscal 2019, 2018 and 2017, respectively;

•	dividends paid of $18.7 million and $9.5 million during fiscal 2019 and 2018, respectively; and

•	distributions to equity holders of $50.6 million, $36.9 million and $80.5 million during the years ended March 31, 2019, 2018 and 2017, respectively.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2019, we were required to maintain approximately $2.2 million million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Off-Balance Sheet Arrangements
We do not invest in any off-balance sheet vehicles that provide liquidity, capital resources, market or credit risk support, or engage in any activities that expose us to any liability that is not reflected in our consolidated financial statements.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2019, aggregated by type.

	Contractual Obligations, Commitments and Contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$14,518	$5,472	$7,609	$1,193	$244
Debt obligations payable (1)	71,250	5,625	23,438	32,812	9,375
Interest on debt obligations payable (2)	10,241	2,987	4,779	2,374	101
Capital commitments to our investments (3)	123,637	123,637	—	—	—
Total	$219,646	$137,721	$35,826	$36,379	$9,720

(1) Represents scheduled debt obligation payments under our Loan Agreements.

(2)
Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 4.25% on our Term Loan Agreement in effect as of March 31, 2019.

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
Contracts with specialized funds and certain customized separate accounts provide incentive fees, which generally range from 5.0% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets on either an annual or inception to date basis and are generally payable after all contributed capital and the preferred return on that capital has been distributed to investors. Incentive fees are recognized when it is probable that a significant reversal will not occur. Investment returns are highly susceptible to market factors and judgments and actions of third parties that are outside of our control.
Incentive fees received by us before the revenue recognition criteria have been met are deferred and recorded as deferred incentive fee revenue in the Consolidated Balance Sheets.
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

Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are certain basis differences resulting from acquisitions and the recapitalization transactions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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
Tax Receivable Agreement
Our purchase of HLA Class A units concurrent with the IPO, and subsequent exchanges by holders of HLA units for shares of our Class A common stock pursuant to the exchange agreement, result in increases in our share of the tax basis of the tangible and intangible assets of HLA, which increases the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. We entered into the tax receivable agreement with the other members of HLA, which requires us to pay exchanging HLA unitholders (the “TRA Recipients”) 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement. Generally, if we do not generate sufficient cumulative taxable income in the future to utilize the tax benefits, then we will not be required to make the related tax receivable agreement payments - the exception being that our obligation to make such payments may be accelerated if we elect to terminate the tax receivable agreement, in whole or in part, or if a change in control of us, or a breach of the tax receivable agreement by us, occurs. Therefore, we will generally only recognize a liability for payments under the tax receivable agreement for financial reporting purposes to the extent we determine it is probable that we will generate sufficient future taxable income to utilize the related tax benefits. Estimating and projecting future taxable income is inherently uncertain and requires judgment. Actual taxable income may differ from estimates, which could significantly affect the liability under the tax benefit arrangements and our consolidated results of operations.

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. Changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.

JOBS Act
We no longer qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act as we are deemed to be a large accelerated filer effective as of March 31, 2019.
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

gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of March 31, 2019. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
 As of March 31, 2019, we had $71.3 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 4.25% as of March 31, 2019. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.50%, was 4.0% as of March 31, 2019.
Based on the floating rate component of our Loan Agreements payable as of March 31, 2019, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.7 million over the next 12 months.
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
There have been no material changes in our market risk exposures since March 31, 2018.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Hamilton Lane Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the Company) as of March 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 30, 2019 expressed an adverse opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in the year ending March 31, 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Philadelphia, Pennsylvania
May 30, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Lane Incorporated’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Hamilton Lane Incorporated (the Company) has not maintained effective internal control over financial reporting as of March 31, 2019, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to information technology general controls that were determined to be ineffective for one information technology system that supports the Company’s financial reporting process. The Company’s compensating controls, some of which were review controls, that relied on electronic data generated from the system with ineffective information technology general controls were inappropriately designed and did not operate effectively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the March 31, 2019 consolidated financial statements, and this report does not affect our report dated May 30, 2019, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 30, 2019

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2019	2018
Assets
Cash and cash equivalents	$49,357	$47,596
Restricted cash	2,233	1,787
Fees receivable	20,320	14,924
Prepaid expenses	4,714	2,301
Due from related parties	2,628	3,236
Furniture, fixtures and equipment, net	8,108	4,782
Investments	154,491	137,253
Deferred income taxes	107,726	73,381
Other assets	11,014	8,535
Total assets	$360,591	$293,795

Liabilities and Equity
Accounts payable	$2,619	$1,700
Accrued compensation and benefits	12,216	8,092
Deferred incentive fee revenue	3,704	6,245
Debt	70,954	84,162
Accrued members’ distributions	17,081	11,837
Payable to related parties pursuant to tax receivable agreement	69,636	34,133
Accrued dividend	5,673	3,893
Other liabilities	8,986	7,659
Total liabilities	190,869	157,721

Commitments and Contingencies (Note 16)

Class A common stock, $0.001 par value, 300,000,000 authorized; 27,367,477 and 23,139,476 issued and outstanding as of March 31, 2019 and 2018, respectively	27	22
Class B common stock, $0.001 par value, 50,000,000 authorized; 23,516,439 and 25,700,068 issued and outstanding as of March 31, 2019 and 2018, respectively	24	26
Additional paid-in-capital	92,482	73,829
Accumulated other comprehensive income	7	—
Retained earnings	17,686	4,549
Total Hamilton Lane Incorporated stockholders’ equity	110,226	78,426
Non-controlling interests in general partnerships	5,716	7,266
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	53,780	50,382
Total equity	169,722	136,074

Total liabilities and equity	$360,591	$293,795

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2019	2018	2017
Revenues
Management and advisory fees	$217,773	$195,030	$172,674
Incentive fees	34,406	49,003	7,146
Total revenues	252,179	244,033	179,820
Expenses
Compensation and benefits	97,719	82,868	72,116
General, administrative and other	50,236	38,212	31,589
Total expenses	147,955	121,080	103,705
Other income (expense)
Equity in income of investees	7,202	17,102	12,801
Interest expense	(3,039)	(5,989)	(14,565)
Interest income	255	528	320
Non-operating income	20,915	5,036	83
Total other income (expense)	25,333	16,677	(1,361)
Income before income taxes	129,557	139,630	74,754
Income tax expense	30,560	33,333	316
Net income	98,997	106,297	74,438
Less: Income attributable to non-controlling interests in general partnerships	564	2,448	1,192
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	64,860	86,508	72,634
Net income attributable to Hamilton Lane Incorporated	$33,573	$17,341	$612

Basic earnings per share of Class A common stock	$1.41	$0.94	$0.03	(1)
Diluted earnings per share of Class A common stock	$1.40	$0.93	$0.03	(1)
Dividends declared per share of Class A common stock	$0.85	$0.70	$—

(1)
Represents earnings per share of Class A common stock and weighted-average shares of Class A common stock outstanding for the period from March 6, 2017 through March 31, 2017, the period following the Reorganization and IPO, as defined in Note 1.

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended March 31,
	2019	2018	2017
Net income	$98,997	$106,297	$74,438
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	—	—	(142)
Foreign currency translation	15	—	—
Amounts reclassified to net income:
Realized loss on cash flow hedge	—	922	44
Total other comprehensive income (loss), net of tax	15	922	(98)
Comprehensive income	$99,012	$107,219	$74,340
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	564	2,448	1,192
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	64,868	87,119	72,522
Total comprehensive income attributable to Hamilton Lane Incorporated	$33,580	$17,652	$626

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Members’ Equity (Deficit)	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity (deficit)

Balance at March 31, 2016	$(122,483)	$—	$—	$—	$—	$—	$(823)	$11,368	$—	$(111,938)
Net income prior to Reorganization and IPO	70,658	—	—	—	—	—	—	1,136	—	71,794
Other comprehensive loss prior to Reorganization and IPO	—	—	—	—	—	—	(140)	—	—	(140)
Equity-based compensation prior to Reorganization and IPO	4,363	—	—	—	—	—	—	—	—	4,363
Purchase of membership interests prior to Reorganization and IPO	(18,783)	—	—	—	—	—	—	—	—	(18,783)
Sale of membership interests prior to Reorganization and IPO	4,669	—	—	—	—	—	—	—	—	4,669
Proceeds received from option exercises prior to Reorganization and IPO	1,192	—	—	—	—	—	—	—	—	1,192
Member distributions prior to Reorganization and IPO	(71,083)	—	—	—	—	—	—	—	—	(71,083)
Capital contributions from (distributions to) non-controlling interests, net, prior to Reorganization and IPO	—	—	—	—	—	—	—	(2,659)	—	(2,659)
Issuance of Class A common stock sold in IPO, net of commissions	—	14	—	203,191	—	—	—	—	—	203,205
Issuance of Class B common stock to existing members	—	—	28	—	—	—	—	—	—	28
Effect of Reorganization transaction and purchase of HLA units	131,467	4	—	(187,681)	—	—	638	—	18,372	(37,200)
Deferred tax adjustments related to TRA and Unit exchanges	—	—	—	50,543	—	—	—	—	—	50,543
Deferred IPO costs	—	—	—	(5,844)	—	—	—	—	—	(5,844)
Issuance of restricted stock	—	1	—	(1)	—	—	—	—	—	—
Repurchase of Class A shares for employee tax withholding subsequent to Reorganization and IPO	—	—	—	1,415	—	(2,151)	—	—	(1,415)	(2,151)
Member distribution subsequent to Reorganization and IPO	—	—	—	—	—	—	—	—	(2,373)	(2,373)
Other comprehensive loss subsequent to Reorganization and IPO	—	—	—	—	—	—	14	—	28	42
Net income subsequent to Reorganization and IPO	—	—	—	—	612	—	—	56	1,976	2,644
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	107	—	—	—	—	211	318
Equity reallocation between controlling and non-controlling interests	—	—	—	115	—	—	—	—	(115)	—
Balance at March 31, 2017	$—	$19	$28	$61,845	$612	$(2,151)	$(311)	$9,901	$16,684	$86,627
Net income	—	—	—	—	17,341	—	—	2,448	86,508	106,297
Other comprehensive income	—	—	—	—	—	—	311	—	611	922
Equity-based compensation	—	—	—	1,980	—	—	—	—	3,668	5,648
Retirement of treasury stock	—	—	—	(2,151)	—	2,151	—	—	—	—
Proceeds received from option exercises	—	—	—	108	—	—	—	—	205	313
Issuance of shares for acquisition	—	—	—	212	—	—	—	—	400	612
Repurchase of Class A shares for employee tax withholding	—	(1)	—	(2,672)	—	—	—	—	(3,800)	(6,473)
Deferred tax adjustment	—	—	—	7,012	—	—	—	—	—	7,012
Dividends declared	—	—	—	—	(13,404)	—	—	—	—	(13,404)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	—	(5,083)	—	(5,083)
Member distributions	—	—	—	—	—	—	—	—	(46,395)	(46,395)
Offering adjustments	—	4	(2)	7,681	—	—	—	—	(7,685)	(2)
Equity reallocation between controlling and non-controlling interests	—	—	—	(186)	—	—	—	—	186	—
Balance at March 31, 2018	$—	$22	$26	$73,829	$4,549	$—	$—	$7,266	$50,382	$136,074

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Members’ Equity (Deficit)	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity (deficit)

Balance at March 31, 2018	$—	$22	$26	$73,829	$4,549	$—	$—	$7,266	$50,382	$136,074
Net income	—	—	—	—	33,573	—	—	564	64,860	98,997
Cumulative-effect adjustment from adoption of accounting guidance	—	—	—	411	20	—	—	—	566	997
Other comprehensive loss	—	—	—	—	—	—	7	—	8	15
Equity-based compensation	—	—	—	2,912	—	—	—	—	3,544	6,456
Issuance of shares for contingent compensation payout	—	1	—	200	—	—	—	—	224	425
Purchase and retirement of Class A stock for tax withholding	—	—	—	(2,425)	—	—	—	—	(2,962)	(5,387)
Deferred tax adjustment	—	—	—	10,346	—	—	—	—	—	10,346
Dividends declared	—	—	—	—	(20,456)	—	—	—	—	(20,456)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	—	(2,114)	—	(2,114)
Member distributions	—	—	—	—	—	—	—	—	(55,893)	(55,893)
Offerings adjustment	—	4	(2)	9,589	—	—	—	—	(9,593)	(2)
Employee Share Purchase Plan share issuance	—	—	—	127	—	—	—	—	137	264
Vesting of restricted stock	—	—	—	324	—	—	—	—	(324)	—
Equity reallocation between controlling and non-controlling interests	—	—	—	(2,831)	—	—	—	—	2,831	—
Balance at March 31, 2019	$—	$27	$24	$92,482	$17,686	$—	$7	$5,716	$53,780	$169,722

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2019	2018	2017
Operating activities:
Net income	$98,997	$106,297	$74,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,979	1,891	1,915
Change in deferred income taxes	21,665	22,983	26
Change in payable to related parties pursuant to tax receivable agreement	(9,778)	(5,076)	—
Write-off of deferred financing costs	—	1,657	3,359
Equity-based compensation	6,382	5,544	4,681
Gain on sale of investments valued at the measurement alternative	(11,133)	—	—
Equity in income of investees	(7,202)	(17,102)	(12,801)
Proceeds received from investments	14,077	14,391	10,843
Other	190	1,411	922
Changes in operating assets and liabilities:
Fees receivable	(5,390)	(2,624)	(285)
Prepaid expenses	(2,414)	299	(1,038)
Due from related parties	608	77	(461)
Other assets	(1,614)	16	(610)
Accounts payable	919	334	725
Accrued compensation and benefits	4,549	4,675	(612)
Deferred incentive fee revenue	(2,541)	(38,921)	—
Other liabilities	1,328	840	577
Net cash provided by operating activities	$111,622	$96,692	$81,679
Investing activities:
Purchase of furniture, fixtures and equipment	$(5,366)	$(2,254)	$(1,275)
Proceeds from sales of investments valued at the measurement alternative	22,531	—	—
Cash paid for acquisition of business	—	(5,228)	—
Loan to investee	(944)	—	—
Distributions received from investments	10,614	16,055	8,782
Contributions to investments	(46,048)	(30,346)	(24,222)
Net cash used in provided by investing activities	$(19,213)	$(21,773)	$(16,715)
Financing activities:
Proceeds from offerings	$193,504	$125,200	$—
Purchase of membership interests	(193,504)	(125,200)	(55,983)
Repayments of debt	(13,263)	(87,038)	(162,600)
Borrowings of debt, net of deferred financing costs	—	85,066	—
Contributions from non-controlling interest in Partnerships	81	276	532
Distributions to non-controlling interest in Partnerships	(2,195)	(5,359)	(3,191)
Proceeds from IPO, net of underwriting discount	—	—	203,205
Payment of deferred offering costs	—	—	(5,844)
Sale of membership interests	—	—	4,669
(Repurchase) issuance of Class B common stock	(2)	(2)	28
Purchase of restricted stock for tax withholdings	(5,387)	(6,473)	(2,151)
Proceeds received from issuance of shares under employee stock plans	264	313	1,192
Dividends paid	(18,676)	(9,511)	—
Members’ distributions paid	(50,649)	(36,943)	(80,457)
Other	(383)	—	(611)
Net cash used in financing activities	$(90,210)	$(59,671)	$(101,211)
Effect of exchange rate changes on cash and cash equivalents	$8	$—	$—
Increase (decrease) in cash, cash equivalents, and restricted cash	2,207	15,248	(36,247)
Cash, cash equivalents, and restricted cash at beginning of year	49,383	34,135	70,382
Cash, cash equivalents, and restricted cash at end of year	$51,590	$49,383	$34,135
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

Reorganization

In connection with the IPO, the Company completed a series of transactions in order to effect a corporate reorganization, including the following:

•
the certificate of incorporation of HLI was amended and restated to, among other things, (i) provide for Class A common stock and Class B common stock, (ii) set forth the voting rights of the Class A common stock (one vote per share) and Class B common stock (ten votes per share) and (iii) establish a classified board of directors;

•
the limited liability company agreement of HLA was amended and restated to, among other things, (i) appoint HLI as the sole managing member of HLA, (ii) reclassify all membership interests held by HLI as Class A units and (iii) classify the voting interests held by the continuing members of HLA as Class B units, and the non-voting interests held by the continuing members of HLA as Class C units;

•
certain Class B Holders of HLA entered into a stockholders agreement pursuant to which they agreed to vote all their shares of voting stock in accordance with the instructions of HLA Investments, LLC (“HLAI”), HLI’s controlling stockholder; and

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

HLI held approximately 50.3% and 42.1% of the economic interest in HLA as of March 31, 2019 and 2018, respectively. As future exchanges of HLA units occur, the economic interest in HLA held by HLI will increase.

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

See Note 5 for additional disclosure on VIEs.

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

Foreign Currency

The Company and substantially all of its foreign subsidiaries utilize the U.S. dollar as its functional currency. The assets and liabilities of the Company’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in other comprehensive income (loss) within the consolidated financial statements until realized. Foreign currency transaction gains and losses are included in general, administrative and other expenses in the Consolidated Statements of Income and were $368, $(92), and $175 for the years ended March 31, 2019, 2018 and 2017, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash deposits in interest-bearing money market accounts and highly liquid investments, with an original maturity of three months or less, are classified as cash equivalents. Interest earned on cash and cash equivalents is recorded as interest income in the Consolidated Statements of Income.

Restricted cash at March 31, 2019 and 2018 was primarily cash held by the Company’s foreign subsidiaries to meet applicable government regulatory capital requirements.

Fees Receivable

Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of March 31, 2019 or 2018. If accounts become uncollectible, they will be expensed when that determination is made.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist primarily of leasehold improvements, office equipment, furniture and fixtures, and computer hardware and software and are recorded at cost, less accumulated depreciation. Depreciation is recognized in accordance with the straight-line method over the estimated useful lives as follows:

Computer hardware and software	3-7 years
Furniture and fixtures	5 years
Office equipment	3 years

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Intangibles and Goodwill

The Company’s intangible assets consist of customer relationship assets identified as part of previous acquisitions. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 7 to 10 years, reflecting the contractual lives of such assets. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment quarterly, or when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recognized any impairment charges in any of the periods presented.

The carrying value of the intangible assets was $2,562 and $3,021, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2019 and 2018, respectively. The accumulated amortization of intangibles was $1,155 and $696 as of March 31, 2019 and 2018, respectively. Amortization of intangible assets was $459, $326, and $91 for each of the years in the three-year period ended March 31, 2019, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income. The estimated amortization expense for each of the next five fiscal years is $455, $414, $414, $410, and $369, respectively.

Goodwill of $3,943 as March 31, 2019 and 2018 is included in other assets in the Consolidated Balance Sheets and was recorded in conjunction with previous acquisitions. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. The Company performed the annual impairment assessment as of December 31, 2018 noting that no goodwill impairment existed.

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

 The Company uses these levels of hierarchy to measure the fair value of certain financial instruments on a recurring basis, such as for investments; on a non-recurring basis, such as for acquisitions and impairment testing; for disclosure purposes, such as for long-term debt; and for other applications, as discussed in their respective notes.

The carrying amount of cash and cash equivalents, fees receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments.

Revenue Recognition

On April 1, 2018, the Company adopted the new Accounting Standards Codification 606, “Revenue from Contracts with Customers,” using the modified retrospective method and applied the guidance only to contracts that were not completed as of that date. As a result, prior period amounts continue to be reported under legacy GAAP. The adoption did not change the historical pattern of recognizing revenue for management and advisory fees. Under the new standard, the Company recognizes incentive fee revenue when it concludes that it is probable that a significant reversal in the cumulative amount of incentive fee revenue will not occur. Additionally, certain reimbursable costs that were previously recorded on a net basis are recorded on a gross basis, which impacts the components of revenues and expenses.
The Company recorded a cumulative-effect adjustment that increased beginning additional paid-in-capital, retained earnings and non-controlling interest in Hamilton Lane Advisors, L.L.C. by $411, $20 and $566, respectively. The adjustment was related to commission payments that are considered a cost of obtaining a contract under the new guidance and are capitalized and amortized over the expected life of the contractual relationship. These amounts were previously expensed when incurred.
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
The Company also incurs certain costs, primarily employee travel, organization and syndication costs, for which it receives reimbursement from its customers in connection with satisfying these performance obligations. For reimbursable travel, organization and syndication costs, the Company concluded it controls the services provided by its employees and other parties and therefore is a principal. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis as revenue in management and advisory fees and as expense in general, administrative and other expenses in the Consolidated Statements of Operations.
The Company considers its performance obligations in its customer contracts to be one of the following based upon the services promised: asset management services, arrangement of administrative services, distribution management services, or reporting services.
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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Incentive Fees
Contracts with certain customized separate accounts and specialized funds provide incentive fees, which generally range from 5% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets on either an annual or inception to date basis. Investment returns are highly susceptible to market factors and judgments and actions of third parties that are outside of the Company’s control. Accordingly, incentive fees are considered variable consideration in asset management services and are therefore constrained and not recognized until it is probable that a significant reversal will not occur. Incentive fees from specialized funds and customized separate accounts are generally payable after all contributed capital and the preferred return on that capital has been distributed to investors. Incentive fees received before the revenue recognition criteria have been met are deferred and recorded within deferred incentive fee revenue in the Consolidated Balance Sheets.

Fund reimbursement revenue
The Company incurs certain costs related to the organization and syndication of new Partnerships. These costs generally include professional fees, legal fees, and other related items. The Company expenses these costs as they are incurred. Once the Partnership is successfully formed and has held its first closing, the Company recognizes those costs as revenue in the Consolidated Statements of Income as the Partnership is then able to reimburse the Company for these costs.

Compensation and Benefits

Compensation and Benefits consists of (a) base compensation comprising salary, bonuses, and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted stock awards to employees, and (c) incentive fee compensation, which consists of carried interest and performance fee allocations as detailed below.

Equity-based awards issued are measured at fair value at the date of grant. The fair value of the restricted stock grant is based on the closing stock price on the trading day before the date of grant less the present value of expected dividends. Expenses related to employee equity-based compensation are recorded evenly over the vesting period using the straight-line method. See Note 10 for more information regarding accounting for equity-based awards.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Non-Operating Income

Non-operating income for the year ended March 31, 2018 consisted primarily of a non-cash adjustment to payable to related parties pursuant to the tax receivable agreement. Non-operating income for the year ended March 31, 2019 consisted primarily of gains on the sales of two technology investments during the period.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are certain basis differences resulting from acquisitions and the recapitalization transactions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

The Company derives revenues from clients located in the United States and other foreign countries.

The below table presents revenues by geographic location:

	Year Ended March 31,
	2019	2018	2017
United States	$132,326	$130,737	$99,098
Israel	21,013	24,387	16,675
Other foreign countries	98,840	88,909	64,047
Total revenues(1)	$252,179	$244,033	$179,820
(1) Revenues are attributed to countries based on location of the client or investor.

The Company recognized approximately 17% of its total revenues for the year ended March 31, 2018 from previously deferred incentive fees from one of its co-investment funds.

Dividends and Distributions

Dividends and distributions are reflected in the consolidated financial statements when declared.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (ASU 2016-01), which requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, and entities may early adopt. The Company adopted ASU 2016-01 on April 1, 2018 and the adoption did not have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASU 2016-02). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement. ASU 2016-02 is effective for annual periods beginning after

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

December 15, 2018, including interim periods within those annual periods, with early adoption permitted. The Company will adopt the guidance effective April 1, 2019 under the simplified transition method. The simplified transition method allows companies to forgo the comparative reporting requirements initially required under the modified retrospective transition approach and apply the new guidance prospectively. The Company does not expect that adoption will have a material impact on the Consolidated Statements of Income because all of the Company’s leases are currently classified as operating leases, which under the guidance will continue to be recognized as expense on a straight-line basis. The adoption, however, will result in a gross-up in total assets and total liabilities on the consolidated statements of financial position. As of March 31, 2019, the gross-up impact on total assets and total liabilities is estimated to be approximately between $11,000 and $13,000. The amount of the liability represents the aggregate discounted amount of the Company’s minimum lease obligations as of that date. The difference between the asset and liability amounts represents deferred rent liabilities and lease incentives as of March 31, 2019 that are netted against the right of use asset amount.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Payments” (ASU 2016-15). ASU 2016-15 clarifies cash flow classification of several discrete cash flows issues including debt prepayment costs and distributions received from equity method investees. The amendments are effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted. The Company adopted ASU 2016-15 on April 1, 2018 and the adoption did not have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). ASU 2018-13 changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while others were added. Early adoption of any removed or modified disclosure requirements is permitted upon issuance of ASU 2018-13 and adoption of the additional disclosure requirements may be delayed until the effective date. The Company elected to early adopt the removed or modified disclosure requirements of the standard on October 1, 2018 and expects to adopt the additional disclosure requirements on April 1, 2020. The adoption of the removed or modified disclosure requirements did not have a material impact on the Company’s disclosures in its consolidated financial statements. Refer to Note 4 for disclosure related to investments carried at fair value.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

3. Revenue

The following presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and advisory fees	2019	2018	2017
Customized separate accounts	$85,245	$79,275	$71,261
Specialized funds	93,056	83,151	74,675
Advisory	24,130	20,164	18,497
Reporting and other	8,805	8,064	5,301
Distribution management	4,525	4,376	2,940
Fund reimbursement revenue	2,012	—	—
Total management and advisory fees	$217,773	$195,030	$172,674

	Year Ended March 31,
Incentive fees	2019	2018	2017
Specialized funds	$25,687	$43,902	$6,495
Customized separate accounts	8,719	5,101	651
Total incentive fees	$34,406	$49,003	$7,146

The Company recognized incentive fee revenues of $2,541 and $38,921 during the years ended March 31, 2019 and 2018, respectively, that were previously received and deferred.
Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $968 as of March 31, 2019 and is included in other assets in the Consolidated Balance Sheets. Amortization expense related to this contract asset was $480 for the year ended March 31, 2019 and is included in general, administrative and other in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	March 31,
	2019	2018
Equity method investments in Partnerships	$122,505	$105,389
Equity method investments in Partnerships held by consolidated VIEs (See Note 5)	11,648	14,704
Other equity method investments	1,086	876
Other investments	12,488	—
Investments valued under the measurement alternative	6,764	16,284
Total Investments	$154,491	$137,253

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $7,202, $17,102, and $12,801 for the years ended March 31, 2019, 2018, and 2017, respectively.

The Company’s equity method investments in Partnerships consist of the following types:

	March 31,
	2019	2018
Primary funds	$22,791	$20,708
Secondary funds	15,762	11,158
Direct/co-investment funds	35,902	29,469
Customized separate accounts	48,050	44,054
Total equity method investments in Partnerships	$122,505	$105,389

The Company’ s equity method investments in Partnerships held by consolidated VIEs consist of direct/co-investment funds.

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for the years ended March 31, 2019 and 2018, no individual equity method investment held by the Company met the significance criteria, and as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The summarized financial information of the Company’s equity method investments in Partnerships is as follows:

	March 31,
	2019	2018
Assets
Investments	$13,473,255	$12,002,005
Other assets	349,425	412,766
Total assets	$13,822,680	$12,414,771
Liabilities and Partners’ Capital
Debt	$84,530	$48,008
Other liabilities	57,772	56,972
Total liabilities	142,302	104,980
Partners’ capital	13,680,378	12,309,791
Total liabilities and partners’ capital	$13,822,680	$12,414,771

	Year Ended March 31,
	2019	2018	2017
Investment income	$211,797	$233,255	$93,470
Expenses	149,598	130,771	109,648
Net investment income (loss)	62,199	102,484	(16,178)
Net realized and unrealized gain	618,047	1,647,977	1,121,595
Net income	$680,246	$1,750,461	$1,105,417

Other investments

The Company’s other investments represent investments in a private equity fund and direct credit and equity co-investments purchased by a wholly owned subsidiary of the Company. The private equity fund invests in growth-stage technology companies and is recorded at estimated fair value based upon the net asset value of the Company’s ownership interest of partners’ capital in the underlying fund utilizing the practical expedient under ASC 820, “Fair Value Measurement.” This investment can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently undeterminable. The direct credit co-investments are debt securities classified as trading securities. The direct equity co-investments are measured at fair value with unrealized holding gains and losses included in earnings. The direct credit and equity co-investments are recorded at estimated fair value utilizing Level 3 inputs from recent precedent transactions. The change in fair value of the other investments was $704 for the year ended March 31, 2019 and is recorded in non-operating income in the Consolidated Statements of Income.

Investments valued at the measurement alternative

The Company’s investments valued at the measurement alternative include equity securities in other proprietary investments for which fair value is not readily determinable. ASU 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

During the year ended March 31, 2019, the Company performed a qualitative impairment assessment on its investments recorded at the measurement alternative. As of March 31, 2019, the Company determined that a quantitative assessment was required to be performed for one of its technology investments. The assessment indicated that the fair value was less than the carrying value at March 31, 2019. Prior to the impairment recorded, the carrying value of the investment was $2,990. The impairment amount was $701 and is included in non-operating income. The fair value was determined using both a discounted cash flow approach and a market approach based on guideline public companies, and is a Level III fair value measurement as financial projections were utilized.

On August 2, 2018, an acquisition of an entity in which the Company held an investment with a carrying amount of $10,798 was completed. The Company received cash proceeds of $17,724 and recorded a gain of $6,926 in connection with the transaction, which was recorded in non-operating income for the year ended March 31, 2019.

On August 11, 2018, an acquisition of an entity in which the Company held an investment with a carrying amount of $600 was completed. The Company received cash proceeds of $4,807 and recorded a gain of $4,207 in connection with the transaction, which was recorded in non-operating income for the year ended March 31, 2019.

5. Variable Interest Entities

The Company consolidates certain VIEs for which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of certain Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $11,648 and $14,704 as of March 31, 2019 and 2018, respectively, and are recorded in Investments in the Consolidated Balance Sheets. The consolidated VIEs had no liabilities other than deferred incentive fee revenue of $3,704 and $6,245 as of March 31, 2019 and 2018, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Such Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of March 31, 2019, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $16,011,947 and $5,502,015, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2019	2018
Investments	$87,001	$77,016
Fees receivable	5,896	517
Due from related parties	1,332	1,837
Total VIE assets	94,229	79,370
Deferred incentive fee revenue	3,704	6,245
Non-controlling interests	(5,716)	(7,266)
Maximum exposure to loss	$92,217	$78,349

6. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consist of the following:

	March 31,
	2019	2018
Computer hardware and software	$6,100	$4,056
Furniture and fixtures	3,739	4,183
Leasehold improvements	5,927	2,464
Office equipment	2,045	3,602
	17,811	14,305
Less: accumulated depreciation	9,703	9,523
Furniture, fixtures, and equipment, net	$8,108	$4,782

Depreciation expense was $2,040, $1,565 and $1,824 for the years ended March 31, 2019, 2018 and 2017, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.

7. Acquisition

On August 11, 2017, HLA acquired substantially all the assets of Real Asset Portfolio Management LLC (“RAPM”) for a total aggregate purchase price of approximately $5,840, of which $5,228 was paid in cash with the remainder settled in 27,240 shares of Class A common stock valued at approximately $612. An additional amount of $8,499 was payable to the principals of RAPM based upon an agreed-upon multiple of earnings. As the amount was contingent upon future employment, the amount has been recognized as compensation expense over the required performance period. The Company paid 50% of the amount due to the principals of RAPM during the quarter ended December 31, 2018, of which $3,824 was paid in cash and $425 was paid by issuing Class A common stock. The remaining 50% is required to be paid by August 2019. The Company recorded approximately $2,948 of intangible assets related to the acquired investment management contracts, which assets will be amortized over 8 years, and $2,874 of goodwill, which are both recorded in other assets in the Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed were not material to the consolidated financial statements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

8. Debt

On August 23, 2017, HLA entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) and a Revolving Loan and Security Agreement (the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the “Loan Agreements”) with First Republic Bank (“First Republic”) for $75,000 and $10,450, respectively. After expenses, the net amount of cash received was $85,066 and was utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility. The previous unamortized deferred financing costs of $1,657 were written off and are included in interest expense in the Consolidated Statements of Income for the year ended March 31, 2018.

The Term Loan Agreement provides for a term loan facility in an aggregate principal amount of $75,000 and also contains an accordion feature that allows HLA to increase the commitment under the facility by up to $25,000 under certain conditions (the “Term Loan Facility”). Borrowings under the Term Loan Facility accrue interest at a floating per annum rate equal to the prime rate minus 1.25%, subject to a floor of 2.75%. The Term Loan Facility matures on November 1, 2024. The Company had an outstanding balance, net of unamortized debt discount and deferred financing costs of $296 and $351, on the Term Loan Facility of $70,954 and $73,712 as of March 31, 2019 and 2018, respectively.

The Revolving Loan Agreement provides for a revolving credit facility up to an aggregate principal amount of $25,000 (the “Revolving Loan Facility”). Borrowings under the Revolving Loan Facility accrue interest at a floating per annum rate equal to the prime rate minus 1.50%, subject to a floor of 2.50%. The Revolving Loan Facility matures on August 21, 2020 and requires compliance with conditions precedent that must be satisfied prior to any borrowing. The Company had no outstanding balance and $10,450 on the Revolving Loan Facility as of March 31, 2019 and 2018, respectively.

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

The aggregate minimum principal payments on the Term Loan are due as follows:

Fiscal year ending March 31,
2019	$5,625
2020	10,313
2021	13,125
2022	15,000
2023	17,812
Thereafter	9,375
$71,250

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The fair value of the outstanding balance of the Company’s debt instrument at March 31, 2019 and 2018 approximated par value based on current market rates for similar debt instruments and are classified as Level II within the fair value hierarchy.

9. Equity

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

Class B common stock

Holders of Class B common stock are entitled to ten votes for each share held of record on all matters submitted to a vote of stockholders, but have de minimis economic rights. Shares of Class B common stock were issued in the Reorganization to the holders of Class B units of HLA at a one-to-one ratio. Shares of Class B common stock (together with the corresponding Class B units) may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election, for cash in an amount equal to the net proceeds from the sale of shares of Class A common stock equal to the number of shares of Class B common stock being exchanged, subject to certain restrictions.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Shares of Common Stock Outstanding

The following table shows a rollforward of our common stock outstanding since our IPO:

	Class A Common Stock	Class B Common Stock
March 6, 2017	—	—
Issued to the public in the IPO	13,656,250	—
Issued to HLA Class B unitholders in the Reorganization	—	27,935,255
HLA units exchanged in the Reorganization	3,899,169	—
Restricted interests converted to restricted stock in connection with the Reorganization	1,080,063	—
Restricted stock granted at time of IPO	231,288	—
Restricted stock granted after IPO	284,263	—
Repurchase of restricted stock for tax withholding	(114,529)	—
March 31, 2017	19,036,504	27,935,255
Restricted stock granted	235,219	—
Shares issued due to option exercise	233,495	—
Shares issued in connection with RAPM acquisition	27,240	—
Shares issued (repurchased) in connection with offering	3,834,686	(2,235,187)
Shares repurchased for employee tax withholdings	(186,280)	—
Forfeitures	(41,388)	—
March 31, 2018	23,139,476	25,700,068
Shares issued (repurchased) in connection with offerings	4,141,921	(2,084,617)
Shares issued in connection with contingent compensation payment	11,380	—
Shares issued in connection with ESPP	7,137	—
Shares converted from units	41,435	—
Shares repurchased for employee tax withholdings	(123,928)	—
Forfeitures	(27,529)	(99,012)
Restricted stock granted	177,585	—
March 31, 2019	27,367,477	23,516,439

The reallocation adjustment between HLI stockholders’ equity and non-controlling interests in Hamilton Lane Advisors, L.L.C. relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of March 31, 2019.

HLA Operating Agreement

In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis in an amount sufficient to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, HLA made distributions in excess of required tax distributions to members in an aggregate amount of $30,698, $27,631, and $45,000 for the years ended March 31, 2019, 2018, and 2017, respectively, and included an excess distribution to option holders of $2,608 for the year ended March 31, 2017.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

March 2018 Offering

In March 2018, the Company and certain selling stockholders completed a registered offering of an aggregate of 4,531,001 shares of Class A common stock at a price of $34.25 per share. The shares sold consisted of (i) 696,315 shares held by the selling stockholders and (ii) 3,834,686 shares newly issued by the Company. The Company received approximately $125,200 in proceeds from the sale of its shares, net of underwriting discounts and commissions, and used all of the net proceeds to settle in cash exchanges by certain members of HLA of a total of 2,235,187 Class B units and 1,599,499 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

September 2018 Offering

In September 2018, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,880,979 shares of Class A common stock at a price of $47.26 per share. The shares sold consisted of (i) 138,361 shares held by the selling stockholders and (ii) 2,742,618 shares newly issued by the Company. The Company received approximately $129,626 in proceeds from the sale of its shares, net of underwriting discounts and commissions, and used all of the proceeds to settle in cash exchanges with certain members of HLA of a total of 1,372,674 Class B units and 1,369,944 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

March 2019 Offering

In March 2019, the Company and a certain selling stockholder completed a registered offering of an aggregate of 1,449,303 shares of Class A common stock at a price of $45.65 per share. The shares sold consisted of (i) 50,000 shares held by the selling stockholder and (ii) 1,399,303 shares newly issued by the Company. The Company received approximately $63,878 in proceeds from the sale of its shares, net of underwriting discounts and commissions, and used all of the proceeds to settle in cash exchanges with certain members of HLA of a total of 711,943 Class B units and 687,360 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

10. Equity-Based Compensation

2017 Equity Incentive Plan

The Company has adopted its 2017 Equity Incentive Plan, as amended (the “2017 Equity Plan”), which permits the issuance of up to 5,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, or PSUs. Awards under the Plan generally vest over four years, with options expiring not more than ten years from the date of grant, three months after termination of employment or one year after the date of death or termination due to disability of the grantee. As of March 31, 2019, there were 3,251,741 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after February 28, 2027.

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

Summary of Option Activity

A summary of option activity under the Plan for the three years ended March 31, 2019 is presented below:

	Year Ended March 31,
	2019		2018		2017
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	—	—	233,495	$1.34	3,532,340	$1.03
Options exercised	—	—	(233,495)	1.34	(3,298,845)	1.01
Options outstanding at end of year	—	—	—	—	233,495	1.34
Options exercisable at end of year	—	—	—	—	233,495	1.34

The intrinsic value of options exercised was $4,350 and $46,436 for the years ended March 31, 2018, and 2017, respectively.

Restricted Stock

The Company has granted restricted Class A common stock under the 2017 Equity Plan to certain employees as part of the annual bonus program and in connection with the Reorganization. Holders of restricted stock have all of the rights of a stockholder with respect to such shares, including the right to vote the shares but not the right to receive dividends or other distributions. Substantially all of the awards vest over four years in equal annual installments. On each vesting date, the related employee tax liabilities are either paid in cash by the employee or stock is sold back to the Company at the then-current fair value to offset the required minimum tax withholding obligations. Forfeitures are recognized as they occur. Compensation expense related to the awards is recognized ratably each month over the vesting period.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The change in unvested restricted stock for the year ended March 31, 2019 is as follows:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2018	893,557	$19.32
Granted	177,585	40.77
Vested	(381,537)	17.03
Forfeited	(27,529)	14.73
March 31, 2019	662,076	$26.58

The weighted-average fair value per share of restricted stock awarded during the years ended March 31, 2019, 2018 and 2017 was $40.77, $32.45, and $17.49, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2019, 2018 and 2017 was $16,601, $16,214, and $8,589, respectively. As of March 31, 2019, total unrecognized compensation expense related to restricted stock was $17,101 with a weighted-average amortization period of 2.97 years.

The total tax benefit recognized from share-based compensation for the years ended March 31, 2019, 2018 and 2017 was $2,537, $2,403 and $656, respectively.

Employee Share Purchase Plan

On September 6, 2018, the Company’s stockholders approved the Hamilton Lane Incorporated Employee Share Purchase Plan (the “ESPP”). The ESPP provides for a purchase price equal to 85% of the closing price of the Company’s Class A common stock on the last trading day of each offering period, which begins the first day of each fiscal quarter and ends on the last day of that fiscal quarter. Our initial offering period started January 1, 2019. At inception, there were 1,000,000 shares available for purchase through the ESPP and 992,863 shares were available as of March 31, 2019. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s Class A common stock purchased, is recognized as equity-based compensation expense on the date of each purchase. During the year ended March 31, 2019, the Company recorded expense of $47 related to the ESPP.

11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2019	2018	2017
Base compensation and benefits	$78,452	$72,151	$65,968
Incentive fee compensation	7,785	1,774	1,467
Equity-based compensation	6,382	5,544	4,681
Contingent compensation related to acquisition (Note 7)	5,100	3,399	—
Total compensation and benefits	$97,719	$82,868	$72,116

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company provides defined contribution plans covering U.S., United Kingdom and Hong Kong employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines.

The Company makes discretionary and/or matching contributions to the plans, which amounted to $1,507, $1,303, and $1,122 for the years ended March 31, 2019, 2018 and 2017, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.

12. Income Taxes

The Company’s income (loss) before income taxes consisted of the following:

	Year Ended March 31,
	2019	2018	2017
Domestic income before income taxes	$128,035	$138,290	$73,565
Foreign income before income taxes	1,522	1,340	1,189
Total income before income taxes	$129,557	$139,630	$74,754

Components of income tax expense consist of the following:

	Year Ended March 31,
	2019	2018	2017
Current:
Federal	$7,163	$8,001	$—
State and local	1,269	1,769	—
Foreign	463	580	290
Total current income tax expense	$8,895	$10,350	$290
Deferred:
Federal	$3,654	$24,180	$356
State and local	17,917	(496)	53
Foreign	94	(701)	(383)
Total deferred income tax (benefit) expense	21,665	22,983	26
Total income tax expense	$30,560	$33,333	$316

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2019	2018	2017
Federal tax at statutory rate	21.0%	31.6%	35.0%
State income taxes, net of federal benefit	1.4%	1.5%	5.2%
Non-controlling interest	(10.8)%	(19.8)%	(39.7)%
Foreign income taxes	0.0%	(0.4)%	(0.3)%
Valuation allowance	1.9%	(1.6)%	0.2%
Tax reform impact	—%	13.7%	—%
Deferred tax asset state apportionment changes	10.3%	—%	—%
Other	(0.2)%	(1.1)%	—%
Effective tax rate	23.6%	23.9%	0.4%

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

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2019	2018
Deferred tax assets:
Basis difference in HLA	$126,219	$94,608
Tax Receivable Agreement	16,652	9,195
Fixed assets	26	—
Net operating loss carryforwards	1,843	1,861
Valuation allowance	(37,164)	(32,545)
State taxes	150	262
Total deferred tax assets	$107,726	$73,381

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

As of March 31, 2019 and 2018, the Company had net operating loss carryforwards of $7,999 and $8,475 that were generated from certain foreign subsidiaries. These net operating losses can be carried forward indefinitely. As of March 31, 2019 and 2018, it is more likely than not that the tax benefits from certain of these net operating loss carryforwards will not be realized, therefore, a valuation allowance of $947 and $845 has been established, respectively.

In connection with the offerings, the Company recorded a deferred tax asset in the aggregate amount of $63,867 including a valuation allowance of $7,857 and a liability related to the TRA of $45,956 as of March 31, 2019.  These adjustments were recorded through additional paid in capital in the Consolidated Balance Sheets.
The Company believes it is more likely than not that the deferred tax assets (except those identified above) will be realized based on the Company’s historic earnings, forecasted income, and the reversal of temporary differences.  The net change in the valuation allowance was an increase of $4,619.

U.S. federal and state income taxes have not been recognized on the basis difference of investments in foreign subsidiaries.  Generally, the Company would be subject to U.S. income taxes upon repatriation of assets from the foreign subsidiaries or a sale or liquidation of the foreign subsidiaries.  Determination of any unrecognized deferred income tax liability is not practical because of the complexities of the hypothetical calculation.

As of March 31, 2019, 2018, and 2017, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.

The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2019, the Company’s income tax returns from 2015 remain open and are subject to examination. The Company’s federal tax return for the period January 1, 2017 through March 31, 2017 is currently under audit by the Internal Revenue Service.

Tax Receivable Agreement

The Company has recorded a TRA liability of $69,636 and $34,133 as of March 31, 2019 and 2018. A payment of $383 was made during the year ended March 31, 2019. In the event that the valuation allowance related to tax benefits associated with the tax receivable agreement is released in a future period, an additional estimated payable will be due to the TRA Recipients of $6,490.

13. Earnings per Share

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31, 2019			Year Ended March 31, 2018
	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$33,573	23,836,401	$1.41	$17,341	18,414,715	$0.94
Adjustment to net income:
Assumed exercise and vesting of employee awards	355			356
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		462,394			575,654
Diluted EPS of Class A common stock	$33,928	24,298,795	$1.40	$17,697	18,990,369	$0.93

	Year Ended March 31, 2017
	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	612	17,788,363	$0.03
Adjustment to net income:
Assumed exercise and vesting of employee awards	9
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		552,716
Diluted EPS of Class A common stock	$621	18,341,079	$0.03

The calculations of diluted earnings per share exclude 26,420,627, 30,603,983, and 34,438,669 outstanding Class B and C units of HLA for the years ended March 31, 2019, 2018 and 2017, respectively, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $134,343, $113,507, and $105,087 for the years ended March 31, 2019, 2018 and 2017, respectively. The Company earned incentive fees from Partnerships of $31,876, $43,522, and $6,495 for the years ended March 31, 2019, 2018 and 2017, respectively.

The Company entered into a service agreement on June 1, 2017 with a joint venture pursuant to which it incurred expenses of $5,058 and $3,638 for the years ended March 31, 2019 and 2018, respectively, which amounts are included in general, administrative and other expenses in the Consolidated Statements of Income. The Company also has a payable to the joint venture of $450 and $393 as of March 31, 2019 and 2018, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

The Company entered into a convertible promissory note (the “Note”) with one of the Company’s technology investments for $944 on October 23, 2018 that bears 8% annual interest and matures on December 31, 2019. The Note contains an option for the outstanding principal and any accrued interest to be converted to shares of the investee under certain conditions. In connection with the impairment recorded on the investment as discussed in Note 4, the Note was written down to fair value and a loss of $300 was recorded in non-operating income. The carrying amount of the Note including accrued interest was $678 as of March 31, 2019 and is recorded in other assets in the Consolidated Balance Sheets.

Due from related parties in the Consolidated Balance Sheets consist primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses for which the Company is subsequently reimbursed and refundable tax distributions made to members of HLA.

Fees receivable from the Partnerships were $8,927 and $1,929 as of March 31, 2019 and 2018, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

15. Supplemental Cash Flow Information

	Year Ended March 31,
	2019	2018	2017
Cash paid during the year for interest	$2,966	$3,075	$10,234
Cash paid during the year for income taxes	$10,176	$8,790	$280
Cumulative-effect adjustment from adoption of accounting guidance	$997	$—	$—
Shares issued for contingent compensation payment	$425	$—	$—
Non-cash investing activities:
Shares issued for acquisition of business	$—	$612	$—
Non-cash financing activities:
Exchange of HLA Class A units to HLI Class A common stock	$—	$—	$4
Establishment of net deferred tax assets related to tax receivable agreement	$56,010	$34,492	$61,278
Dividends declared but not paid	$5,673	$3,893	$—
Members’ distributions declared but not paid	$17,081	$11,837	$2,385

16. Commitments and Contingencies

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

Incentive Fees

The Partnerships have allocated Carried Interest, which has not yet been received or recognized, in the amounts of $326,466 and $303,766 at March 31, 2019 and 2018, respectively, of which $3,704 and $6,245 at March 31, 2019 and 2018, respectively, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized Carried Interest, a total of $81,616 and $75,306 as of March 31, 2019 and 2018, respectively, would be potentially payable to certain employees and third parties pursuant to compensation arrangements related to the carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as this liability is not yet probable.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Leases

The Company has entered into operating lease agreements for office equipment, office space, and related information services. The Company leases office space in various countries around the world and maintains its headquarters in Bala Cynwyd, Pennsylvania, where it leases primary office space under a non-cancellable lease agreement expiring December 2021 with two options to extend the term for five years each. Total lease expense was $5,851, $5,286, and $4,801 for the years ended March 31, 2019, 2018 and 2017, respectively, and is recorded on the straight-line basis and included in general, administrative and other expenses in the Consolidated Statements of Income.

Future minimum lease payments under noncancelable operating leases consist of the following:

Fiscal year ending March 31:
2020	$5,472
2021	4,670
2022	2,939
2023	811
2024	382
Thereafter	244

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $123,637 and $101,054 as of March 31, 2019 and 2018, respectively.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

17. Quarterly Financial Information (Unaudited)

	For the quarter ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total revenues	$63,362	$55,833	$65,996	$66,988
Total expenses	37,670	34,466	37,759	38,060
Net income	23,103	32,572	22,915	20,407
Net income attributable to Hamilton Lane Incorporated	8,845	11,222	5,458	8,048
Earnings per share of Class A common stock:
Class A - Basic	$.40	$.49	$.22	$.32
Class A - Diluted	$.39	$.49	$.22	$.31

	For the quarter ended
	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018
Total revenues	$52,701	$48,709	$65,014	$77,609
Total expenses	28,420	28,703	30,710	33,247
Net income	25,612	18,234	17,833	44,618
Net income (loss) attributable to Hamilton Lane Incorporated	5,464	4,688	(6,309)	13,498
Earnings (loss) per share of Class A common stock:
Class A - Basic	$.30	$.26	$(.35)	$.69
Class A - Diluted	$.30	$.26	$(.35)	$.68

18. Subsequent Events

On May 29, 2019, the Company transferred its interests in all of its other investments (See Note 4) to a newly created Partnership. The Company expects to consolidate the Partnership in its consolidated financial statements as the Partnership will be a VIE and the Company will be the primary beneficiary.

On May 29, 2019, one of the Company’s technology investments announced that it was being acquired. Based upon the current terms of the acquisition agreement, the Company estimates it will record a gain of approximately $4,900 in connection with the transaction.

On May 29, 2019, the Company declared a quarterly dividend of $0.275 per share of Class A common stock to record holders at the close of business on June 14, 2019. The payment date will be July 5, 2019.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
Our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
The Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of March 31, 2019, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2019 due to the presence of the material weakness described related to insufficient information technology general controls.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Specifically, information technology general controls were determined to be ineffective for one information technology system that supports the Company’s financial reporting process. The Company’s compensating controls, some of which were review controls, that relied on electronic data generated from the system with ineffective information technology general controls were inappropriately designed and did not operate effectively.
Notwithstanding the identified material weakness as of March 31, 2019, management, including the Chief Executive Officer and Chief Financial Officer, believes that the audited consolidated financial statements contained in this Form 10-K filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal years presented in conformity with GAAP. Additionally, this material weakness did not result in any identified misstatements to the audited consolidated financial statements or disclosures in this Form 10-K, or any restatements of our audited and unaudited consolidated financial statements or disclosures for any previously reported periods.
Ernst & Young LLP, an independent registered public accounting firm, has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2019, which appears in Item 8 of this Annual Report.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Subsequent to March 31, 2019 and in connection with the identification of the material weakness discussed above, we plan to take the following steps to improve our internal control over financial reporting:

•
We plan to implement procedures intended to ensure that data entry is performed correctly and a compensating control of independent reconciliations and verifications is in place to verify the system’s output.

•	We plan to establish additional monitoring and oversight controls to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, which will be filed within 120 days after March 31, 2019. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

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

3. Exhibits. See Exhibit Index.

Item 16. Form 10-K Summary
Omitted at the Company’s option.

Exhibit Index

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
4.1	Description of Common Stock of Hamilton Lane Incorporated					X
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/17	001-38021
10.2	Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of February 26, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	S-1	10.2	2/26/18	333-223235
10.3	Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.3	6/14/18	001-38021
10.4	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17	001-38021
10.5	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17	001-38021
10.6	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18	001-38021
10.7	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17	001-38021
10.8	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17	001-38021
10.9†	Hamilton Lane Incorporated 2017 Equity Incentive Plan	S-1/A	10.6	2/16/17	333-215846

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.10†	Amendment No. 1 to the Hamilton Lane Incorporated 2017 Equity Incentive Plan	10-Q	10.2	2/9/18	001-38021
10.11†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17	333-215846
10.12†	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.1	2/9/18	001-38021
10.13†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17	333-215846
10.14†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18	001-38021
10.15†	Hamilton Lane Incorporated Employee Share Purchase Plan	DEF14A	Appendix A	7/27/18	001-38021
10.16†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17	333-215846
10.17○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	8/25/17	001-38021
10.18○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	8/25/17	001-38021
10.19†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17	001-38021
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
100.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential treatment has been granted for portions of this exhibit.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of May, 2019.

HAMILTON LANE INCORPORATED

By:	/s/ Mario L. Giannini
Name: Mario L. Giannini
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of May, 2019.

Signature	Title

/s/ Hartley R. Rogers	Chairman of the Board of Directors
Hartley R. Rogers

/s/ Mario L. Giannini	Chief Executive Officer and Director (Principal Executive Officer)
Mario L. Giannini

/s/ Randy M. Stilman	Chief Financial Officer and Treasurer (Principal Financial Officer)
Randy M. Stilman

/s/ Michael T. Donohue	Controller (Principal Accounting Officer)
Michael T. Donohue

/s/ Erik R. Hirsch	Vice Chairman and Director
Erik R. Hirsch

/s/ David J. Berkman	Director
David J. Berkman

/s/ O. Griffith Sexton	Director
O. Griffith Sexton

/s/ Leslie F. Varon	Director
Leslie F. Varon