Form 10-Q
period 2019-06-30
Hamilton Lane INC
filed 2019-08-08
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________________

Commission file number 001-38021

HAMILTON LANE INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware		26-2482738
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Presidential Blvd.,	4th Floor
Bala Cynwyd,	PA	19004
(Address of principal executive offices)		(Zip Code)
(610) 934-2222
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	HLNE	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 5, 2019, there were 27,370,353 shares of the registrant’s Class A common stock, par value $0.001, and 23,516,439 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to our ability to manage growth, fund performance, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to us; our ability to comply with investment guidelines set by our clients; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (our “2019 Form 10-K”) and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2019	2019
Assets
Cash and cash equivalents	$58,871	$49,357
Restricted cash	2,502	2,233
Fees receivable	19,647	20,320
Prepaid expenses	4,802	4,714
Due from related parties	4,459	2,628
Furniture, fixtures and equipment, net	8,158	8,108
Lease right-of-use assets, net	10,770	—
Investments	168,436	154,491
Deferred income taxes	104,822	107,726
Other assets	10,377	11,014
Total assets	$392,844	$360,591
Liabilities and Equity
Accounts payable	$2,749	$2,619
Accrued compensation and benefits	15,690	12,216
Deferred incentive fee revenue	3,704	3,704
Debt	70,030	70,954
Accrued members’ distributions	8,985	17,081
Payable to related parties pursuant to tax receivable agreement	69,772	69,636
Dividends payable	7,345	5,673
Lease liabilities	11,661	—
Other liabilities (includes $16,613 and $0 at fair value)	25,073	8,986
Total liabilities	215,009	190,869

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 27,372,901 and 27,367,477 issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	27	27
Class B common stock, $0.001 par value, 50,000,000 authorized; 23,516,439 issued and outstanding as of June 30, 2019 and March 31, 2019, respectively	24	24
Accumulated other comprehensive income	14	7
Additional paid-in-capital	93,543	92,482
Retained earnings	21,722	17,686
Total Hamilton Lane Incorporated stockholders’ equity	115,330	110,226
Non-controlling interests in general partnerships	5,932	5,716
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	56,573	53,780
Total equity	177,835	169,722
Total liabilities and equity	$392,844	$360,591
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2019	2018
Revenues
Management and advisory fees	$60,551	$50,979
Incentive fees	4,135	12,383
Total revenues	64,686	63,362
Expenses
Compensation and benefits	23,646	26,622
General, administrative and other	14,047	11,048
Total expenses	37,693	37,670
Other income (expense)
Equity in income (loss) of investees	6,213	(114)
Interest expense	(817)	(765)
Interest income	280	42
Non-operating loss	(879)	(135)
Total other income (expense)	4,797	(972)
Income before income taxes	31,790	24,720
Income tax expense	4,337	1,617
Net income	27,453	23,103
Less: Income (loss) attributable to non-controlling interests in general partnerships	504	(120)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	15,568	14,378
Net income attributable to Hamilton Lane Incorporated	$11,381	$8,845

Basic earnings per share of Class A common stock	$0.43	$0.40
Diluted earnings per share of Class A common stock	$0.42	$0.39
Dividends declared per share of Class A common stock	$0.275	$0.2125

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2019	2018
Net income	$27,453	$23,103
Other comprehensive income, net of tax
Foreign currency translation	13	—
Total other comprehensive income, net of tax	13	—
Comprehensive income	27,466	23,103
Less:
Comprehensive income (loss) attributable to non-controlling interests in general partnerships	504	(120)
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	15,574	14,378
Total comprehensive income attributable to Hamilton Lane Incorporated	$11,388	$8,845
See accompanying notes to the condensed consolidated financial statements.

5

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non- Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2019	$27	$24	$92,482	$17,686	$7	$5,716	$53,780	$169,722
Net income	—	—	—	11,381	—	504	15,568	27,453
Other comprehensive income	—	—	—	—	7	—	6	13
Equity-based compensation	—	—	875	—	—	—	866	1,741
Issuance of shares for contingent compensation payout	—	—	214	—	—	—	211	425
Repurchase of Class A shares for employee tax withholding	—	—	(9)	—	—	—	(8)	(17)
Deferred tax adjustment	—	—	4	—	—	—	—	4
Dividends declared	—	—	—	(7,345)	—	—	—	(7,345)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(288)	—	(288)
Member distributions	—	—	—	—	—	—	(14,149)	(14,149)
Employee Share Purchase Plan share issuance	—	—	139	—	—	—	137	276
Equity reallocation between controlling and non-controlling interests	—	—	(162)	—	—	—	162	—
Balance at June 30, 2019	$27	$24	$93,543	$21,722	$14	$5,932	$56,573	$177,835

Balance at March 31, 2018	$22	$26	$73,829	$4,549	$—	$7,266	$50,382	$136,074
Cumulative-effect adjustment from adoption of accounting guidance	—	—	411	20	—	—	566	997
Net income (loss)	—	—	—	8,845	—	(120)	14,378	23,103
Equity-based compensation	—	—	678	—	—	—	932	1,610
Repurchase of Class A shares for employee tax withholding	—	—	(63)	—	—	—	(87)	(150)
Dividends declared	—	—	—	(4,729)	—	—	—	(4,729)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(437)	—	(437)
Member distributions	—	—	—	—	—	—	(11,543)	(11,543)
Equity reallocation between controlling and non-controlling interests	—	—	(53)	—	—	—	53	—
Balance at June 30, 2018	$22	$26	$74,802	$8,685	$—	$6,709	$54,681	$144,925
See accompanying notes to the condensed consolidated financial statements.

6

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2019	2018
Operating activities:
Net income	$27,453	$23,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	802	510
Change in deferred income taxes	2,904	583
Change in payable to related parties pursuant to tax receivable agreement	136	202
Equity-based compensation	1,727	1,587
Equity in (income) loss of investees	(6,213)	114
Proceeds received from investments	2,194	2,679
Other	667	80
Changes in operating assets and liabilities:
Fees receivable	673	(1,786)
Prepaid expenses	(88)	(852)
Due from related parties	(1,831)	1,273
Other assets	577	(354)
Accounts payable	130	(1,295)
Accrued compensation and benefits	3,899	13,694
Deferred incentive fees	—	(2,541)
Other liabilities	372	867
Net cash provided by operating activities	33,402	37,864
Investing activities:
Purchase of furniture, fixtures and equipment	(737)	(1,413)
Purchase of other investments	(3,967)	—
Distributions received from investments	1,861	1,960
Contributions to investments	(7,645)	(8,641)
Net cash provided by (used in) investing activities	(10,488)	(8,094)
Financing activities:
Repayments of debt	(938)	(469)
Draw-down on revolver	15,000	—
Repayment of revolver	(15,000)	—
Secured financing	15,750	—
Contributions from non-controlling interest holders	9	17
Distributions to non-controlling interest holders	(297)	(454)
Repurchase of Class A shares for employee tax withholding	(17)	(150)
Proceeds received from issuance of shares under Employee Share Purchase Plan	276	—
Dividends paid	(5,673)	(3,893)
Members’ distributions paid	(22,245)	(18,762)
Net cash used in financing activities	(13,135)	(23,711)
Effect of exchange rate changes on cash and cash equivalents	4	—
Increase in cash, cash equivalents, and restricted cash	9,783	6,059
Cash, cash equivalents, and restricted cash at beginning of the period	51,590	49,383
Cash, cash equivalents, and restricted cash at end of the period	$61,373	$55,442
See accompanying notes to the condensed consolidated financial statements.

7

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007. As of March 6, 2017, following its initial public offering (“IPO”) and related transactions, HLI became a publicly-traded entity, and is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of Hamilton Lane Incorporated and Hamilton Lane Advisors, L.L.C. and subsidiaries throughout the remainder of these notes. As of June 30, 2019 and March 31, 2019, HLI held approximately 50.3% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

The carrying amount of the term loan of $70,030 as of June 30, 2019 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

Leases

On April 1, 2019, the Company adopted ASU 2016-02, “Leases” (ASC 842) on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the new standard. In addition, as permitted under the transition guidance within the new standard, prior scoping, classification, and accounting for initial direct costs were carried forward for leases existing as of the adoption date. The new standard establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the Condensed Consolidated Balance Sheets for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statements of Income. The adoption did not have an impact on the Condensed Consolidated Statements of Income as all of the Company’s leases are operating leases, and will continue to be recognized as expense on a straight-line basis. The adoption, however, resulted in a gross-up in total assets and total liabilities on the Condensed Consolidated Balance Sheets.

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. The Company accounts for lease components and non-lease components as a single lease component. Lease ROU assets and lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. Lease ROU assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Generally, the Company’s leases do not provide an implicit rate and as a result, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company does not recognize a lease ROU asset or lease liability for short-term leases, which have lease terms of 12 months or less. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

Recent Accounting Pronouncements

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

3. Revenue
The following presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and advisory fees	2019	2018
Specialized funds	$26,959	$21,015
Customized separate accounts	21,963	20,387
Advisory	6,252	6,209
Reporting and other	2,163	1,950
Distribution management	1,359	1,088
Fund reimbursement revenue	1,855	330
Total management and advisory fees	$60,551	$50,979

	Three Months Ended June 30,
Incentive fees	2019	2018
Specialized funds	$2,639	$5,725
Customized separate accounts	1,496	6,658
Total incentive fees	$4,135	$12,383

The Company recognized $2,541 of incentive fees during the three months ended June 30, 2018 that were previously received and deferred.
Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $960 and $968 as of June 30, 2019 and March 31, 2019, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $122 for the three months ended June 30, 2019 and 2018 and is included in general, administrative and other in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	June 30,	March 31,
	2019	2019
Equity method investments in Partnerships	$131,996	$122,505
Equity method investments in Partnerships held by consolidated VIEs	12,147	11,648
Other equity method investments	1,261	1,086
Other investments	16,613	12,488
Investments valued under the measurement alternative	6,419	6,764
Total Investments	$168,436	$154,491

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income (loss) related to its investments in Partnerships and other equity method investments of $6,213 and ($114) for the three months ended June 30, 2019, and 2018, respectively.

Other investments

The Company’s other investments represent investments in private equity funds and direct credit and equity co-investments. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit co-investments are debt securities classified as trading securities. The direct equity co-investments are measured at fair value with unrealized holding gains and losses included in earnings. The Company’s other investments are recorded at estimated fair value utilizing significant unobservable inputs and are therefore classified in Level 3 of the fair value hierarchy.

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

		Change in
	Balance as of	Unrealized		Balance as of
	March 31, 2019	Appreciation	Purchases	June 30, 2019
Private equity funds	$3,734	$85	$2,092	$5,911
Direct credit co-investments	3,940	73	—	4,013
Direct equity co-investments	4,814	—	1,875	6,689
Total other investments	$12,488	$158	$3,967	$16,613

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Private equity funds are valued at fair value using net asset values received on quarterly statements, and in cases where statements for the current period are not yet available, values are adjusted further by the total returns of indices that track markets to which the private equity fund is exposed. Direct credit co-investments are valued at fair value using recent third-party completed or pending transactions. When these are not available, the Company uses a discounted cash flow technique. Direct equity co-investments are valued at fair value using recent third-party completed or pending transactions and are considered to be the best evidence for any change in fair value.

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows:

			Significant
		Valuation	Unobservable		Weighted
	Fair Value	Methodology	Inputs	Range	Average
Private equity funds	$5,911	Adjusted Net Asset Value	Selected market return	3.1%	3.1%
Direct credit co-investments	$4,013	Recent precedent transactions
		Discounted Cash Flow	Market yield	10.3% - 12.0%	11.1%
Direct equity co-investments	$6,689	Recent precedent transactions

In the table above, a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively. Additionally, a significant increase or decrease in the market yield would result in a significantly lower or higher fair value measurement, respectively.

During the three months ended June 30, 2019, the Company transferred these investments for an agreed amount of cash of $15,750 to a Partnership that is a Variable Interest Entity (“VIE”) of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing” to qualify as a sale and therefore has recorded a financial liability for the secured financing which is included in other liabilities in the Condensed Consolidated Balance Sheets. The cash received was recorded as secured financing in financing activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2019, all other investments were pledged as collateral on the Company’s secured financing.

The Company accounts for this financial liability at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral. As of June 30, 2019, the secured financing had a fair value of $16,613 and an amortized cost of $15,750. The fair value of the secured financing is estimated using Level 3 inputs with the significant input being the fair value of the other investments utilized as collateral as shown above.

The Company recognized an unrealized gain of $158 on other investments and unrealized loss of $863 on the secured financing during the three months ended June 30, 2019 that are recorded in other non-operating loss.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

5. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $12,147 and $11,648 as of June 30, 2019 and March 31, 2019, respectively, and are recorded in Investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of June 30, 2019 and March 31, 2019 other than deferred incentive fee revenue of $3,704 as of June 30, 2019 and March 31, 2019. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of June 30, 2019, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $17,418,817 and $7,022,571, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30,	March 31,
	2019	2019
Investments	$93,863	$87,001
Fees receivable	6,223	5,896
Due from related parties	4,307	1,332
Total VIE Assets	104,393	94,229
Deferred incentive fee revenue	3,704	3,704
Non-controlling interests	(5,932)	(5,716)
Maximum exposure to loss	$102,165	$92,217

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

6. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2019:

	Class A Common Stock	Class B Common Stock
March 31, 2019	27,367,477	23,516,439
Shares issued in connection with contingent compensation payment	7,692	—
Forfeitures	(7,951)	—
Shares issued pursuant to Employee Share Purchase Plan	5,683	—
June 30, 2019	27,372,901	23,516,439

7. Equity-Based Compensation

A summary of restricted stock activity for the three months ended June 30, 2019 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2019	662,076	$26.58
Granted	—	$—
Vested	(2,733)	$18.95
Forfeited	(7,951)	$31.94
June 30, 2019	651,392	$26.55

As of June 30, 2019, total unrecognized compensation expense related to restricted stock was $15,169.

8. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2019	2018
Base compensation and benefits	$20,910	$19,854
Incentive fee compensation	1,009	2,408
Equity-based compensation	1,727	1,587
Contingent compensation related to acquisition	—	2,773
Total compensation and benefits	$23,646	$26,622

9. Income Taxes

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

The Company’s effective tax rate was 13.6% and 6.5% for the three months ended June 30, 2019 and 2018, respectively. The effective tax rate for the three months ended June 30, 2019 is different from the statutory tax rate due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the period.  The effective tax rate for the three months ended June 30, 2018 is different from the statutory tax rate due to the portion of income allocated to non-controlling interests and discrete tax adjustments recorded in the period.

As of June 30, 2019, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

10. Earnings per Share

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to HLI, and, therefore, are not participating securities. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included. Shares of the Company’s Class B common stock are, however, considered potentially dilutive to the Class A common stock because the Class B units to which the Class B common stock corresponds are exchangeable for shares of Class A common stock on a one-for-one basis, at which time the share of Class B common stock is surrendered in exchange for a payment of its par value.

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$11,381	26,706,719	$0.43	$8,845	22,248,547	$0.40
Adjustment to net income:
Assumed vesting of employee awards	71			119
Effect of dilutive securities:
Assumed vesting of employee awards		335,262			524,940
Diluted EPS of Class A common stock	$11,452	27,041,981	$0.42	$8,964	22,773,487	$0.39

The calculations of diluted earnings per share exclude 26,420,627 outstanding Class B and Class C units of HLA for the three months ended June 30, 2019 and 30,603,983 outstanding Class B and Class C units of HLA for the three months ended June 30, 2018, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

11. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $39,630 and $30,593 for the three months ended June 30, 2019 and 2018, respectively. The Company earned incentive fees from Partnerships of $4,087 and $11,892 for the three months ended June 30, 2019 and 2018, respectively.

The Company entered into a service agreement on June 1, 2017 with its joint venture pursuant to which it had expenses of $1,365 and $1,195 for the three months ended June 30, 2019 and 2018, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $453 and $450 as of June 30, 2019 and March 31, 2019, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The Company holds a convertible promissory note (the “Note”) issued by one of the Company’s equity method investees. The Note contains an option for the outstanding principal and any accrued interest to be converted to shares of the issuer under certain conditions. The carrying value of the Note was $691 and $678 as of June 30, 2019 and March 31, 2019, respectively, and is recorded in other assets in the Condensed Consolidated Balance Sheets.

Due from related parties in the Condensed Consolidated Balance Sheets consists primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses, for which the Company is subsequently reimbursed, and refundable tax distributions made to members.

Fees receivable from the Partnerships were $7,824 and $8,927 as of June 30, 2019 and March 31, 2019, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

In connection with HLA’s acquisition of Real Asset Portfolio Management LLC (“RAPM”) in 2017, the Company paid the remaining 50% of contingent compensation due to the former principals of RAPM, who are employees of the Company, during the three months ended June 30, 2019. Such compensation was paid $3,824 in cash and $425 by issuing Class A common stock.

12. Supplemental Cash Flow Information

	Three Months Ended June 30,
	2019	2018
Cumulative-effect adjustment from adoption of accounting guidance	$—	$997
Shares issued for contingent compensation payment	$425	$—
Non-cash financing activities:
Dividends declared but not paid	$7,345	$4,729
Member distributions declared but not paid	$8,985	$4,618

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and that did not meet the Company’s criteria for recognition in the amounts of $365,899 and $326,466, net of amounts attributable to non-controlling interests, at June 30, 2019 and March 31, 2019, respectively, of which $3,704 at June 30, 2019 and March 31, 2019, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $91,475 and $81,616 as of June 30, 2019 and March 31, 2019, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $135,355 and $123,637 as of June 30, 2019 and March 31, 2019, respectively.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. These leases have remaining lease terms of one to six years, some of which have the option to extend for an additional five years or have the option to terminate within one year.

Total operating lease costs and variable lease costs were $1,205 and $134, respectively, for the three months ended June 30, 2019. Short-term lease costs were not material for the three months ended June 30, 2019.

The following table shows other supplemental information related to the Company’s operating leases:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Three Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows used for operating leases	$1,282
Weighted average remaining lease term (in years)	2.9
Weighted average discount rate	5.5%

As of June 30, 2019, the maturities of operating lease liabilities were as follows:

Remainder of FY2020	$3,872
FY2021	4,506
FY2022	2,856
FY2023	749
FY2024	389
Thereafter	244
Total lease payments	12,616
Less: imputed interest	(955)
Total operating lease liabilities	$11,661

14. Subsequent Events

On July 1, 2019, the previously announced acquisition of an entity in which the Company held an investment closed. The Company estimates it will record a gain of approximately $5,000 in connection with the transaction during the three months ending September 30, 2019.

On August 6, 2019, the Company declared a quarterly dividend of $0.275 per share of Class A common stock to record holders at the close of business on September 16, 2019. The payment date will be October 4, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K for a more complete understanding of our financial position and results of operations.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2019 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2019 and fiscal 2018 are to our fiscal years ended March 31, 2019, and 2018, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:

•
Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $51.0 billion of our assets under management (“AUM”) as of June 30, 2019.

•
Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $13.3 billion of our AUM as of June 30, 2019.

•
Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $409.0 billion of assets under advisement (“AUA”) as of June 30, 2019.

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
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, or net invested capital in, our specialized funds. The management fee during the commitment period is generally charged on capital commitments. After the commitment period (or a defined anniversary of the fund’s initial closing), such fee is reduced by a percentage of the management fee charged for the preceding year, or the management fee is charged on net invested capital. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments or if the limited partners are investors in our other funds.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2019 and 2018. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
($ in thousands)	2019	2018
Revenues
Management and advisory fees	$60,551	$50,979
Incentive fees	4,135	12,383
Total revenues	64,686	63,362
Expenses
Compensation and benefits	23,646	26,622
General, administrative and other	14,047	11,048
Total expenses	37,693	37,670
Other income (expense)
Equity in income (loss) of investees	6,213	(114)
Interest expense	(817)	(765)
Interest income	280	42
Non-operating loss	(879)	(135)
Total other income (expense)	4,797	(972)
Income before income taxes	31,790	24,720
Income tax expense	4,337	1,617
Net income	27,453	23,103
Less: Income (loss) attributable to non-controlling interests in general partnerships	504	(120)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	15,568	14,378
Net income attributable to Hamilton Lane Incorporated	$11,381	$8,845

Revenues

	Three Months Ended June 30,
($ in thousands)	2019	2018
Management and advisory fees
Specialized funds	$26,959	$21,015
Customized separate accounts	21,963	20,387
Advisory	6,252	6,209
Reporting and other	2,163	1,950
Distribution management	1,359	1,088
Fund reimbursement revenue	1,855	330
Total management and advisory fees	60,551	50,979
Incentive fees	4,135	12,383
Total revenues	$64,686	$63,362

Three months ended June 30, 2019 compared to three months ended June 30, 2018
Total revenues increased $1.3 million, or 2%, to $64.7 million, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to an increase in management and advisory fees, partially offset by a decrease in incentive fees.
Management and advisory fees increased $9.6 million, or 19%, to $60.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. Specialized funds revenue increased $5.9 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to a $4.2 million increase in revenue from our latest co-investment fund, which added $0.8 billion in fee-earning AUM between periods, and a $1.1 million increase from our latest secondary fund, which added $0.6 billion in fee-earning AUM between periods. Management fees for our latest co-investment fund included $2.8 million in retroactive fees for the three months ended June 30, 2019 compared to $0.5 million for the three months ended June 30, 2018. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Fund reimbursement revenue increased $1.5 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to the recognition of fund reimbursements from our latest secondary fund, which included fund reimbursement expenses in this period and prior periods.
Incentive fees decreased $8.2 million to $4.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to a $4.9 million decrease in incentive fees from one of our customized separate accounts that included the general partner catch-up in the prior year period and a $2.8 million decrease in incentives fees from one of our co-investment funds.
Expenses
Three months ended June 30, 2019 compared to three months ended June 30, 2018
Total expenses increased slightly to $37.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 due to an increase in general, administrative and other expenses partially offset by a decrease in compensation and benefits.
Compensation and benefits expenses decreased $3.0 million, or 11%, to $23.6 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to decreases in incentive fee compensation and contingent compensation. Base compensation increased $1.1 million, or 5%, for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation decreased $1.4 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to the decrease in incentive fee revenue. Contingent compensation related to the RAPM acquisition decreased $2.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to the earnout period ending in 2018.
General, administrative and other expenses increased by $3.0 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This change consisted primarily of a $1.1 million increase in commissions from fund closings in the current year period, a $0.8 million increase in consulting and professional fees, and a $0.3 million increase in fund reimbursement expenses.

Other Income (Expense)
The following shows the equity in income of investees included in other income (expense):

	Three Months Ended June 30,
($ in thousands)	2019	2018
Equity in income (loss) of investees
Primary funds	$700	$427
Direct/co-investment funds	3,654	(818)
Secondary funds	641	154
Customized separate accounts	1,369	228
Other equity method investments	(151)	(105)
Total equity in income (loss) of investees	$6,213	$(114)

Three months ended June 30, 2019 compared to three months ended June 30, 2018
Other income increased $5.8 million to $4.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to an increase in equity in income of investees.
Equity in income of investees increased $6.3 million to $6.2 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. This was due primarily to $3.7 million of income from our direct/co-investment funds for the three months ended June 30, 2019 compared to a $0.8 million loss for the three months ended June 30, 2018.
Other non-operating loss increased $0.7 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due primarily to a loss on the transfer of other investments.
Income Tax Expense
The Company’s effective tax rate was 13.6% and 6.5% for the three months ended June 30, 2019 and 2018, respectively. These rates were less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities. The increase in the effective tax rate for the three months ended June 30, 2019 was due primarily to less income allocated to the non-controlling entities.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended June 30,			Three Months Ended June 30,
($ in millions)	2019			2018
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$22,160	$11,434	$33,594	$20,931	$9,758	$30,689
Contributions (1)	829	968	1,797	1,073	746	1,819
Distributions (2)	(499)	(117)	(616)	(1,863)	(166)	(2,029)
Foreign exchange, market value and other (3)	21	—	21	68	(5)	63
Balance, end of period	$22,511	$12,285	$34,796	$20,209	$10,333	$30,542

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

Three months ended June 30, 2019
Fee-earning AUM increased $1.2 billion to $34.8 billion during the three months ended June 30, 2019, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.4 billion, or 2%, to $22.5 billion for the three months ended June 30, 2019. Customized separate accounts contributions were $0.8 billion for the three months ended June 30, 2019, due primarily to new allocations from existing clients and new clients. Distributions were $0.5 billion for the three months ended June 30, 2019 due to $0.2 billion from accounts reaching the end of their term, $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.1 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired.
Specialized funds fee-earning AUM increased $0.9 billion, or 7%, to $12.3 billion for the three months ended June 30, 2019. Specialized fund contributions were $1.0 billion for the three months ended June 30, 2019, due primarily to $0.6 billion from new commitments to our secondary fund in market during the period and $0.2 billion from new commitments to our co-investment fund in market during the period. Distributions were $0.1 billion for the three months ended June 30, 2019, due primarily to returns of capital in funds earning fees on a net invested capital fee base.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
($ in thousands)	2019	2018
Net income attributable to Hamilton Lane Incorporated	$11,381	$8,845
Income (loss) attributable to non-controlling interests in general partnerships	504	(120)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	15,568	14,378
Incentive fees (1)	(4,135)	(12,383)
Incentive fee related compensation (2)	1,917	4,727
Interest income	(280)	(42)
Interest expense	817	765
Income tax expense	4,337	1,617
Equity in (income) loss of investees	(6,213)	114
Contingent compensation related to acquisition	—	2,773
Non-operating loss	879	135
Fee Related Earnings	$24,775	$20,809
Depreciation and amortization	802	510
Equity-based compensation	1,727	1,587
Incentive fees (1)	4,135	12,383
Incentive fees attributable to non-controlling interests (1)	(99)	(211)
Incentive fee related compensation (2)	(1,917)	(4,727)
Interest income	280	42
Adjusted EBITDA	$29,703	$30,393

(1)
Incentive fees for the three months ended June 30, 2018 included $2.7 million of non-cash carried interest. Of the $2.7 million, $2.5 million is included in net income and $0.2 million is attributable to non-controlling interests.

(2)
Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation. Incentive fee related compensation for the three months ended June 30, 2018 excludes compensation expense related to the recognition of incentive fees included in net income from one of our co-investment funds of $2.5 million as the related incentive fee compensation was recognized in fiscal 2016.

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
(in thousands, except share and per-share amounts)	2019	2018

Net income attributable to Hamilton Lane Incorporated	$11,381	$8,845
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	15,568	14,378
Income tax expense	4,337	1,617
Contingent compensation related to acquisition	—	2,773
Adjusted pre-tax net income	31,286	27,613
Adjusted income taxes (1)	(7,446)	(7,458)
Adjusted net income	$23,840	$20,155

Weighted-average shares of Class A common stock outstanding - diluted	27,041,981	22,773,487
Exchange of Class B and Class C units in HLA (2)	26,420,627	30,603,983
Adjusted shares outstanding	53,462,608	53,377,470

Non-GAAP earnings per share	$0.45	$0.38

(1)
Represents corporate income taxes at our estimated statutory tax rate of 23.8% for the three month period ended June 30, 2019 and 27.0% for the three month period ended June 30, 2018 applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%. The 27.0% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 6.0%.

(2)	Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through March 31, 2019 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
Specialized Fund Performance
We organize, invest and manage primary, secondary and direct/co-investment funds. Our funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. Below is performance information across our various specialized funds. Many of these funds are globally focused, and they are grouped by the investment strategy utilized.

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	132	1.7	14.4%	858 bps	972 bps
PEF VI	2007	494	477	1.6	12.5%	175 bps	515 bps
PEF VII	2010	262	158	1.5	16.7%	197 bps	626 bps
PEF VIII	2012	427	5	1.6	17.9%	806 bps	1,176 bps
PEF IX	2015	517	25	1.8	43.1%	2,863 bps	3,152 bps
PEF X	2018	252	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	—	—	362	1.5	17.1%	1,330 bps	1,174 bps
Secondary Fund I	2005	360	353	1.2	5.2%	111 bps	339 bps
Secondary Fund II	2008	591	558	1.5	21.8%	668 bps	1,081 bps
Secondary Fund III	2012	909	354	1.6	24.3%	1,107 bps	1,545 bps
Secondary Fund IV	2016	1,916	70	1.7	46.4%	2,880 bps	3,112 bps
Co-investments
Pre-Fund	—	—	244	1.9	21.3%	1,653 bps	1,601 bps
Co-Investment Fund	2005	604	450	1.2	3.3%	(268) bps	(16) bps
Co-Investment Fund II	2008	1,195	799	2.7	22.9%	1,056 bps	1,436 bps
Co-Investment Fund III	2014	1,243	153	2.5	76.5%	6,199 bps	6,584 bps
Co-Investment Fund IV	2018	1,469	N/A	N/A	N/A	N/A	N/A

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	45	1.3	19.1%	882 bps	1,287 bps
Strat Opps 2016	2016	214	101	1.2	19.2%	1,138 bps	1,345 bps
Strat Opps 2017	2017	435	74	1.2	22.9%	2,195 bps	1,930 bps
Strat Opps 2018	2018	889	35	1.1	17.1%	1,480 bps	1,585 bps

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	132	1.7	1.6	14.4%	9.8%	858 bps	384 bps	972 bps	491 bps
PEF VI	2007	494	510	1.6	1.6	12.1%	9.3%	118 bps	(120) bps	460 bps	216 bps
PEF VII	2010	262	281	1.5	1.5	14.0%	9.9%	43 bps	(362) bps	455 bps	42 bps
PEF VIII	2012	427	370	1.3	1.3	11.8%	8.6%	14 bps	(324) bps	372 bps	27 bps
PEF IX	2015	517	361	1.3	1.3	17.9%	15.7%	545 bps	362 bps	879 bps	699 bps
PEF X	2018	252	25	1.1	1.0	18.1%	(7.2)%	654 bps	(1,450) bps	1,117 bps	(1,142) bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,174 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	111 bps	(62) bps	339 bps	158 bps
Secondary Fund II	2008	591	594	1.5	1.4	20.2%	14.0%	496 bps	(134) bps	915 bps	272 bps
Secondary Fund III	2012	909	825	1.5	1.4	17.7%	14.2%	513 bps	126 bps	914 bps	532 bps
Secondary Fund IV	2016	1,916	1,436	1.2	1.2	24.1%	26.1%	1,110bps	1,683 bps	1,485 bps	2,062 bps
Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,653 bps	N/A	1,601 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.6%	(0.8)%	(531) bps	(702) bps	(279) bps	(455) bps
Co-Investment Fund II	2008	1,195	1,133	2.2	1.9	19.6%	15.8%	738 bps	351 bps	1,124 bps	732 bps
Co-Investment Fund III	2014	1,243	1,244	1.5	1.4	20.4%	16.4%	836 bps	447 bps	1,184 bps	786 bps
Co-Investment Fund IV	2018	1,469	474	1.1	1.0	16.1%	9.2%	717 bps	666 bps	1,121 bps	886 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	14.9%	11.5%	609 bps	277 bps	930 bps	594 bps
Strat Opps 2016	2016	214	214	1.2	1.2	14.3%	11.7%	736 bps	503 bps	910 bps	676 bps
Strat Opps 2017	2017	435	441	1.1	1.1	12.4%	10.0%	847 bps	587 bps	857 bps	628 bps
Strat Opps 2018	2018	889	506	1.1	1.1	11.5%	11.3%	429 bps	116 bps	846 bps	611 bps
Performance Methodology
The indices presented for comparison are the S&P 500, MSCI World, Credit Suisse High Yield II (“CS HY II”) and Credit Suisse Leverage Loan (“CS LL”), calculated on a public market equivalent (“PME”) basis. We believe these indices are commonly used by private markets and credit investors to evaluate performance. The PME calculation methodology allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called and distributed from the underlying fund managers. The S&P 500 Index is a total return capitalization-weighted index that measures the performance of 500 U.S. large cap stocks. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 1,600 world stocks that is designed to measure the equity market performance of developed markets. The CS HY II Index, formerly known as the DLJ High Yield Index, is designed to mirror the investable universe of the U.S. dollar denominated high yield debt market. Prices for the CS HY II Index are available on a weekly basis. The CS LL Index is an index designed to mirror the investable universe of the U.S. dollar denominated leveraged loan market. Loans must be rated 5B or lower and the index frequency is monthly.

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2019. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of June 30, 2019 and March 31, 2019, our cash and cash equivalents, including investments in money market funds, were $58.9 million and $49.4 million, respectively.
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

As of June 30, 2019 and March 31, 2019, the principal amount of debt outstanding equaled $70.3 million and $71.3 million, respectively. The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA.
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
On November 5, 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires twelve months after the date of the first acquisition under the authorization. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available.
We expect that our primary current and long-term liquidity needs will comprise cash to (1) provide capital to facilitate the growth of our business, (2) fund commitments to our investments, (3) pay operating expenses, including cash compensation to our employees, (4) make payments under the tax receivable agreement, (5) fund capital expenditures, (6) pay interest and principal due on our outstanding debt, (7) pay income taxes, (8) make dividend payments to our stockholders and distributions to holders of HLA units in accordance with our distribution policy, (9) settle exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement from time to time and (10) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program.
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2019 and March 31, 2019, we were required to maintain approximately $2.5 million and $2.2 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
Cash Flows
Three Months Ended June 30, 2019 and 2018

	Three Months Ended June 30,
($ in thousands)	2019	2018
Net cash provided by operating activities	$33,402	$37,864
Net cash used in investing activities	(10,488)	(8,094)
Net cash used in financing activities	(13,135)	(23,711)
Operating Activities
Net cash provided by operating activities was $33.4 million and $37.9 million during the three months ended June 30, 2019 and 2018, respectively. These operating cash flows were driven primarily by:

•	net income of $27.5 million and $23.1 million during the three months ended June 30, 2019 and 2018, respectively;

•
proceeds received from investments of $2.2 million and $2.7 million during the three months ended June 30, 2019 and 2018, respectively, which represent a return on investment from specialized funds and certain customized separate accounts; and

•
net change in operating assets and liabilities of $3.7 million and $9.0 million during the three months ended June 30, 2019 and 2018, respectively, primarily for the accruals related to our annual bonus program that is paid in March.

Investing Activities
Our net cash flow used in investing activities was $10.5 million and $8.1 million during the three months ended June 30, 2019 and 2018, respectively. These amounts were driven primarily by:

•	net contributions to investments of $5.8 million and $6.7 million during the three months ended June 30, 2019 and 2018, respectively; and

•	purchases of other investments of $4.0 million during the three months ended June 30, 2019.
Financing Activities
Our net cash flow used in financing activities was $13.1 million and $23.7 million during the three months ended June 30, 2019 and 2018, respectively. Cash used in financing activities was attributable primarily to:

•	secured financing proceeds received of $15.8 million during the three months ended June 30, 2019;

•	dividends paid of $5.7 million and $3.9 million during the three months ended June 30, 2019 and 2018, respectively; and

•	distributions to HLA members of $22.2 million and $18.8 million during the three months ended June 30, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements
There has been no material change in our off-balance sheet arrangements discussed in our 2019 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2019 Form 10-K.

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

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Form 10-K.
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

•
Management fees from our specialized funds and customized separate accounts are not significantly affected by changes in fair value as the management fees are not generally based on the value of the specialized funds or customized separate accounts, but rather on the amount of capital committed or net invested in the specialized funds or customized separate accounts, as applicable.

•
Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of June 30, 2019. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.

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
Interest Rate Risk
 As of June 30, 2019, we had $70.3 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 4.25% as of June 30, 2019.
Based on the floating rate component of our Loan Agreements payable as of June 30, 2019, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.7 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at June 30, 2019 due to the existence of a previously reported material weakness in our internal control over financial reporting. This material weakness related to insufficient information technology general controls for one information technology system that supports the Company’s financial reporting process. The material weakness was identified and discussed in Part II, Item 9A of our 2019 Form 10-K. The material weakness did not result in any identified misstatements to the audited consolidated financial statements or disclosures in our 2019 Form 10-K, or any restatements of our audited and unaudited consolidated financial statements or disclosures for any previously reported periods.
Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended June 30, 2019:

•
We are implementing procedures intended to ensure that data entry is performed correctly and a compensating control of independent reconciliations and verifications is in place to verify the system’s output.

•	We are establishing additional monitoring and oversight controls to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we have taken considerable action to remediate the material weakness, there has not yet been a sufficient passage of time to evidence that such remediation efforts have been successful. Accordingly, we continue to test our controls implemented in the first quarter to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2020.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

40

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In the ordinary course of business, we may be subject to various legal, regulatory and/or administrative proceedings from time to time. Although there can be no assurance of the outcome of such proceedings, in the opinion of management, we do not believe it is probable that any pending or, to our knowledge, threatened legal proceeding or claim would individually or in the aggregate materially affect our condensed consolidated financial statements.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2019 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On June 24, 2019, we issued an aggregate of 7,692 shares of our Class A common stock valued at an aggregate of approximately $424,906 to the two former principals of RAPM pursuant to an earnout obligation in connection with HLA’s August 2017 acquisition of RAPM. This issuance did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about our share repurchase activity for the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1-30, 2019	—	$—	—	$50,000,000
May 1-31, 2019	—	$—	—	$50,000,000
June 1-30, 2019	—	$—	—	$50,000,000
Total	—	$—
(1) On November 6, 2018, we announced that our board of directors authorized a program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million (the “Stock Repurchase Program”). The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, so the full purchase authority remains available under this program, which expires 12 months after the date of the first acquisition under the authorization.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

‡ Furnished herewith.

42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of August, 2019.

HAMILTON LANE INCORPORATED

By:	/s/ Randy M. Stilman
Name: Randy M. Stilman
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller