Form 10-Q
period 2019-09-30
Hamilton Lane INC
filed 2019-11-07
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 4, 2019, there were 29,824,071 shares of the registrant’s Class A common stock, par value $0.001, and 22,049,727 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2019	2019
Assets
Cash and cash equivalents	$71,899	$49,357
Restricted cash	3,184	2,233
Fees receivable	17,628	20,320
Prepaid expenses	5,401	4,714
Due from related parties	4,198	2,628
Furniture, fixtures and equipment, net	8,026	8,108
Lease right-of-use assets, net	9,689	—
Investments	174,134	154,491
Deferred income taxes	140,745	107,726
Other assets	10,478	11,014
Total assets	$445,382	$360,591
Liabilities and Equity
Accounts payable	$1,964	$2,619
Accrued compensation and benefits	20,689	12,216
Deferred incentive fee revenue	3,704	3,704
Debt	69,107	70,954
Accrued members’ distributions	3,836	17,081
Payable to related parties pursuant to tax receivable agreement	101,322	69,636
Dividends payable	8,023	5,673
Lease liabilities	10,471	—
Other liabilities (includes $15,913 and $0 at fair value)	21,635	8,986
Total liabilities	240,751	190,869

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 29,824,686 and 27,367,477 issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	30	27
Class B common stock, $0.001 par value, 50,000,000 authorized; 22,049,727 and 23,516,439 issued and outstanding as of September 30, 2019 and March 31, 2019, respectively	22	24
Additional paid-in-capital	107,718	92,482
Retained earnings	28,998	17,686
Accumulated other comprehensive (loss) income	(7)	7
Total Hamilton Lane Incorporated stockholders’ equity	136,761	110,226
Non-controlling interests in general partnerships	5,592	5,716
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	62,278	53,780
Total equity	204,631	169,722
Total liabilities and equity	$445,382	$360,591
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues
Management and advisory fees	$59,196	$53,248	$119,747	$104,227
Incentive fees	5,096	2,585	9,231	14,968
Total revenues	64,292	55,833	128,978	119,195
Expenses
Compensation and benefits	23,353	22,771	46,999	49,393
General, administrative and other	14,014	11,695	28,061	22,743
Total expenses	37,367	34,466	75,060	72,136
Other income (expense)
Equity in income of investees	3,664	5,276	9,877	5,162
Interest expense	(745)	(728)	(1,562)	(1,493)
Interest income	148	43	428	85
Non-operating income	4,957	12,194	4,078	12,059
Total other income (expense)	8,024	16,785	12,821	15,813
Income before income taxes	34,949	38,152	66,739	62,872
Income tax expense	2,676	5,580	7,013	7,197
Net income	32,273	32,572	59,726	55,675
Less: Income attributable to non-controlling interests in general partnerships	45	514	549	394
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,929	20,836	32,497	35,214
Net income attributable to Hamilton Lane Incorporated	$15,299	$11,222	$26,680	$20,067

Basic earnings per share of Class A common stock	$0.56	$0.49	$0.99	$0.89
Diluted earnings per share of Class A common stock	$0.56	$0.49	$0.98	$0.88
Dividends declared per share of Class A common stock	$0.275	$0.2125	$0.55	$0.425
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income	$32,273	$32,572	$59,726	$55,675
Other comprehensive loss, net of tax
Foreign currency translation	(42)	—	(29)	—
Total other comprehensive loss, net of tax	(42)	—	(29)	—
Comprehensive income	32,231	32,572	59,697	55,675
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	45	514	549	394
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,908	20,836	32,482	35,214
Total comprehensive income attributable to Hamilton Lane Incorporated	$15,278	$11,222	$26,666	$20,067
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2019	$27	$24	$93,543	$21,722	$14	$5,932	$56,573	$177,835
Net income	—	—	—	15,299	—	45	16,929	32,273
Other comprehensive loss	—	—	—	—	(21)	—	(21)	(42)
Equity-based compensation	—	—	902	—	—	—	859	1,761
Repurchase of Class A shares for employee tax withholding	—	—	(14)	—	—	—	(14)	(28)
Deferred tax adjustment	—	—	6,207	—	—	—	—	6,207
Dividends declared	—	—	—	(8,023)	—	—	—	(8,023)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(385)	—	(385)
Member distributions	—	—	—	—	—	—	(5,281)	(5,281)
Secondary offering	3	(2)	6,367	—	—	—	(6,370)	(2)
Employee Share Purchase Plan share issuance	—	—	162	—	—	—	154	316
Equity reallocation between controlling and non-controlling interests	—	—	551	—	—	—	(551)	—
Balance at September 30, 2019	$30	$22	$107,718	$28,998	$(7)	$5,592	$62,278	$204,631

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2019	$27	$24	$92,482	$17,686	$7	$5,716	$53,780	$169,722
Net income	—	—	—	26,680	—	549	32,497	59,726
Other comprehensive loss	—	—	—	—	(14)	—	(15)	(29)
Equity-based compensation	—	—	1,777	—	—	—	1,725	3,502
Issuance of shares for contingent compensation payout	—	—	214	—	—	—	211	425
Repurchase of Class A shares for employee tax withholding	—	—	(23)	—	—	—	(22)	(45)
Deferred tax adjustment	—	—	6,211	—	—	—	—	6,211
Dividends declared	—	—	—	(15,368)	—	—	—	(15,368)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(673)	—	(673)
Member distributions	—	—	—	—	—	—	(19,430)	(19,430)
Secondary Offering	3	(2)	6,367	—	—	—	(6,370)	(2)
Employee Share Purchase Plan share issuance	—	—	301	—	—	—	291	592
Equity reallocation between controlling and non-controlling interests	—	—	389	—	—	—	(389)	—
Balance at September 30, 2019	$30	$22	$107,718	$28,998	$(7)	$5,592	$62,278	$204,631

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2018	$22	$26	$74,802	$8,685	$—	$6,709	$54,681	$144,925
Net income	—	—	—	11,222	—	514	20,836	32,572
Equity-based compensation	—	—	691	—	—	—	919	1,610
Repurchase of Class A shares for employee tax withholding	—	—	(10)	—	—	—	(14)	(24)
Deferred tax adjustment	—	—	6,170	—	—	—	—	6,170
Dividends declared	—	—	—	(4,729)	—	—	—	(4,729)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(350)	—	(350)
Member distributions	—	—	—	—	—	—	(18,025)	(18,025)
Secondary offering	3	(2)	5,891	—	—	—	(5,894)	(2)
Equity reallocation between controlling and non-controlling interests	—	—	(1,455)	—	—	—	1,455	—
Balance at September 30, 2018	$25	$24	$86,089	$15,178	$—	$6,873	$53,958	$162,147

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2018	$22	$26	$73,829	$4,549	$—	$7,266	$50,382	$136,074
Cumulative-effect adjustment from adoption of accounting guidance	—	—	411	20	—	—	566	997
Net income	—	—	—	20,067	—	394	35,214	55,675
Equity-based compensation	—	—	1,369	—	—	—	1,851	3,220
Repurchase of Class A shares for employee tax withholding	—	—	(73)	—	—	—	(101)	(174)
Deferred tax adjustment	—	—	6,170	—	—	—	—	6,170
Dividends declared	—	—	—	(9,458)	—	—	—	(9,458)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(787)	—	(787)
Member distributions	—	—	—	—	—	—	(29,568)	(29,568)
Secondary offering	3	(2)	5,891	—	—	—	(5,894)	(2)
Equity reallocation between controlling and non-controlling interests	—	—	(1,508)	—	—	—	1,508	—
Balance at September 30, 2018	$25	$24	$86,089	$15,178	$—	$6,873	$53,958	$162,147

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2019	2018
Operating activities:
Net income	$59,726	$55,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,608	1,141
Change in deferred income taxes	4,728	2,866
Change in payable to related parties pursuant to tax receivable agreement	150	(839)
Equity-based compensation	3,483	3,182
Equity in income of investees	(9,877)	(5,162)
Gain on sale of investments valued under the measurement alternative	(4,973)	(11,133)
Proceeds received from investments	4,178	7,525
Other	674	93
Changes in operating assets and liabilities:
Fees receivable	2,676	1,246
Prepaid expenses	(688)	(554)
Due from related parties	(1,570)	1,445
Other assets	360	(1,533)
Accounts payable	(656)	(1,224)
Accrued compensation and benefits	8,898	22,307
Deferred incentive fees	—	(2,541)
Other liabilities	(2,514)	562
Net cash provided by operating activities	66,203	73,056
Investing activities:
Purchase of furniture, fixtures and equipment	(1,296)	(3,225)
Purchase of other investments	(3,967)	—
Proceeds from sales of investments valued under the measurement alternative	6,419	22,532
Distributions received from investments	4,838	4,105
Contributions to investments	(16,774)	(14,832)
Net cash (used in) provided by investing activities	(10,780)	8,580
Financing activities:
Proceeds from offering	147,122	129,626
Purchase of membership interests	(147,122)	(129,626)
Repayments of debt	(1,874)	(11,387)
Draw-down on revolver	15,000	—
Repayment of revolver	(15,000)	—
Secured financing	15,750	—
Contributions from non-controlling interest in general partnerships	29	17
Distributions to non-controlling interest in general partnerships	(702)	(804)
Repurchase of Class B common stock	(2)	(2)
Repurchase of Class A shares for employee tax withholding	(45)	(174)
Proceeds received from issuance of shares under Employee Share Purchase Plan	592	—
Dividends paid	(13,018)	(8,622)
Members’ distributions paid	(32,675)	(32,690)
Net cash used in financing activities	(31,945)	(53,662)
Effect of exchange rate changes on cash and cash equivalents	15	—
Increase in cash, cash equivalents, and restricted cash	23,493	27,974
Cash, cash equivalents, and restricted cash at beginning of the period	51,590	49,383
Cash, cash equivalents, and restricted cash at end of the period	$75,083	$77,357
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007. As of March 6, 2017, following its initial public offering (“IPO”) and related transactions, HLI became a publicly-traded entity, and is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI and HLA and subsidiaries throughout the remainder of these notes. As of September 30, 2019 and March 31, 2019, HLI held approximately 54.9% and 50.3%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the six months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Fair Value of Financial Instruments

The Company utilizes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach, and cost approach). The levels of the hierarchy are described below:

•Level 1: Values are determined using quoted market prices for identical financial instruments in an active market.
•Level 2: Values are determined using quoted prices for similar financial instruments and valuation models whose inputs are observable.
•Level 3: Values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

The carrying amount of cash and cash equivalents, fees receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments.

The carrying amount of the term loan of $69,107 as of September 30, 2019 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while others were added. Early adoption of any removed or modified disclosure requirements is permitted upon issuance of ASU 2018-13 and adoption of the additional disclosure requirements may be delayed until the effective date. The Company elected to early adopt the removed or modified disclosure requirements of the standard on October 1, 2018 and expects to adopt the additional disclosure requirements on April 1, 2020. The adoption of the removed or modified disclosure requirements did not have a material impact on the Company’s disclosures in its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Accounting for Financial Instruments - Credit Losses (Topic 326)”. ASU 2016-13 replaces the incurred loss methodology in current GAAP with a methodology that reflects expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for the Company on April 1, 2020 and early adoption is permitted. The Company is evaluating the impact that this guidance will have on its condensed consolidated financial statements and expects to adopt this guidance on April 1, 2020.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and advisory fees	2019	2018	2019	2018
Specialized funds	$26,985	$22,736	53,944	43,751
Customized separate accounts	22,466	21,106	44,429	41,493
Advisory	5,961	6,152	12,213	12,361
Reporting and other	2,092	2,163	4,255	4,113
Distribution management	702	710	2,061	1,798
Fund reimbursement revenue	990	381	2,845	711
Total management and advisory fees	$59,196	$53,248	$119,747	$104,227

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive fees	2019	2018	2019	2018
Specialized funds	$4,980	2,085	$7,619	$7,809
Customized separate accounts	116	500	1,612	7,159
Total incentive fees	$5,096	$2,585	$9,231	$14,968

The Company recognized $2,541 of incentive fees during the six months ended September 30, 2018 that were previously received and deferred.
Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $960 and $968 as of September 30, 2019 and March 31, 2019, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $124 and $246 for the three and six months ended September 30, 2019, respectively, and $114 and $236 for the three and six months ended September 30, 2018, respectively, and is included in general, administrative and other in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	September 30,	March 31,
	2019	2019
Equity method investments in Partnerships	$140,560	$122,505
Equity method investments in Partnerships held by consolidated VIEs	11,485	11,648
Other equity method investments	1,461	1,086
Other investments	15,913	12,488
Investments valued under the measurement alternative	4,715	6,764
Total Investments	$174,134	$154,491

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $3,664 and $9,877 for the three and six months ended September 30, 2019, respectively, and $5,276 and $5,162 for the three and six months ended September 30, 2018, respectively.

Other investments

The Company’s other investments represent investments in private equity funds and direct credit and equity co-investments. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit co-investments are debt securities classified as trading securities. The direct equity co-investments and private equity funds are measured at fair value with unrealized holding gains and losses included in earnings. The Company’s other investments are recorded at estimated fair value utilizing significant unobservable inputs and are therefore classified in Level 3 of the fair value hierarchy.

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of June 30, 2019	$5,911	$4,013	$6,689	$16,613
Purchases	—	—	—	—
Sales / Maturities	—	(973)	—	(973)
Net (loss) gain	(75)	53	295	273
Balance as of September 30, 2019	$5,836	$3,093	$6,984	$15,913

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2019	$3,734	$3,940	$4,814	$12,488
Purchases	2,092	—	1,875	3,967
Sales / Maturities	—	(973)	—	(973)
Net gain	10	126	295	431
Balance as of September 30, 2019	$5,836	$3,093	$6,984	$15,913

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$5,836	Adjusted net asset value	Selected market return	3.8%	-	5.2%	4.7%
Direct credit co-investments	$3,093	Recent precedent transactions
		Discounted cash flow	Market yield	10.2%	-	11.5%	10.7%
Direct equity co-investments	$6,984	Recent precedent transactions
		Market approach	EBITDA multiple	10.25x	-	12.75x	11.2x
		Market approach	Equity multiple	1.25x			1.25x

For the significant unobservable inputs listed in the table above, (1) a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively; (2) a significant increase or decrease in the market yield would result in a significantly lower or higher fair value measurement, respectively; and (3) a significant increase or decrease in the selected multiple would result in a significantly higher or lower fair value measurement, respectively.

During the six months ended September 30, 2019, the Company transferred these investments for an agreed amount of cash of $15,750 to a Partnership that is a Variable Interest Entity (“VIE”) of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing” to qualify as a sale and therefore has recorded a financial liability for the secured financing which is included in other liabilities in the Condensed Consolidated Balance Sheets. The cash received was recorded as secured financing in financing activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2019, all other investments were pledged as collateral on the Company’s secured financing.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company accounts for this financial liability at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral. As of September 30, 2019, the secured financing had a fair value of $15,913 and an amortized cost of $14,614. The fair value of the secured financing is estimated using Level 3 inputs with the significant input being the fair value of the other investments utilized as collateral as shown above.

The Company recognized a gain of $273 and $431 on other investments during the three and six months ended September 30, 2019, respectively, and a loss of $273 and $1,136 on the secured financing during the three and six months ended September 30, 2019, respectively, that are recorded in other non-operating loss.

Investments valued under the measurement alternative

On July 1, 2019, the previously announced sale of an entity in which the Company held an investment closed. The Company received gross proceeds of $6,419 and recorded a gain of approximately $4,973 in connection with the transaction during the three and six months ended September 30, 2019.

5. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $11,485 and $11,648 as of September 30, 2019 and March 31, 2019, respectively, and are recorded in investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of September 30, 2019 and March 31, 2019 other than deferred incentive fee revenue of $3,704 as of both September 30, 2019 and March 31, 2019. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of September 30, 2019, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $17,686,664 and $6,457,991, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30,	March 31,
	2019	2019
Investments	$99,828	$87,001
Fees receivable	6,075	5,896
Due from related parties	3,178	1,332
Total VIE Assets	109,081	94,229
Deferred incentive fee revenue	3,704	3,704
Non-controlling interests	(5,592)	(5,716)
Maximum exposure to loss	$107,193	$92,217

6. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2019:

	Class A Common Stock	Class B Common Stock
March 31, 2019	27,367,477	23,516,439
Shares issued (repurchased) in connection with registered offering	2,451,633	(1,466,712)
Shares issued in connection with contingent compensation payment	7,692	—
Forfeitures	(13,812)	—
Shares repurchased for employee tax withholdings	(509)	—
Shares issued pursuant to Employee Share Purchase Plan	12,205	—
September 30, 2019	29,824,686	22,049,727

September 2019 Offering

In September 2019, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,680,089 shares of Class A common stock at a price of $60.01 per share (the “September 2019 Offering”). The shares sold consisted of (i) 228,456 shares held by the selling stockholders and (ii) 2,451,633 shares newly issued by the Company. The Company received approximately $147,122 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,466,712 Class B units and 984,921 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Equity-Based Compensation

A summary of restricted stock activity for the six months ended September 30, 2019 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2019	662,076	$26.58
Granted	—	$—
Vested	(8,556)	$29.70
Forfeited	(13,812)	$28.02
September 30, 2019	639,708	$26.51

As of September 30, 2019, total unrecognized compensation expense related to restricted stock was $13,352.

8. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Base compensation and benefits	$20,338	$18,216	$41,248	$38,070
Incentive fee compensation	1,259	633	2,268	3,041
Equity-based compensation	1,756	1,595	3,483	3,182
Contingent compensation related to acquisition	—	2,327	—	5,100
Total compensation and benefits	$23,353	$22,771	$46,999	$49,393

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

The Company’s effective tax rate was 7.7% and 14.6% for the three months ended September 30, 2019 and 2018, respectively, and 10.5% and 11.4% for the six months ended September 30, 2019 and 2018, respectively. The effective tax rates were different from the statutory tax rate due to the portion of income allocated to non-controlling interests and discrete tax adjustments recorded in the periods.

In connection with the September 2019 Offering, the Company recorded a deferred tax asset in the amount of $41,130. It is more likely than not that a portion of these tax benefits will not be realized, so a

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

valuation allowance of $3,736 has been established as of September 30, 2019. Additionally, in connection with the September 2019 Offering and recording of the deferred tax asset, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $31,481.

As of September 30, 2019, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$15,299	27,229,152	$0.56	$11,222	22,671,865	$0.49
Adjustment to net income:
Assumed vesting of employee awards	110			165
Effect of dilutive securities:
Assumed vesting of employee awards		403,738			585,554
Diluted EPS of Class A common stock	$15,409	27,632,890	$0.56	$11,387	23,257,419	$0.49

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended September 30, 2019			Six Months Ended September 30, 2018

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$26,680	26,969,363	$0.99	$20,067	22,461,363	$0.89
Adjustment to net income:
Assumed vesting of employee awards	181			282
Effect of dilutive securities:
Assumed vesting of employee awards		372,231			554,082
Diluted EPS of Class A common stock	$26,861	27,341,594	$0.98	$20,349	23,015,445	$0.88

The calculations of diluted earnings per share exclude 23,968,994 outstanding Class B and Class C units of HLA for the three and six months ended September 30, 2019 and 27,819,930 outstanding Class B and Class C units of HLA for the three and six months ended September 30, 2018, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

11. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $39,170 and $78,799 for the three and six months ended September 30, 2019, respectively, and $32,851 and $63,444 for the three and six months ended September 30, 2018, respectively. The Company earned incentive fees from Partnerships of $5,032 and $9,119 for the three and six months ended September 30, 2019, respectively, and $2,434 and $14,326 for the three and six months ended September 30, 2018, respectively.

The Company entered into a service agreement on June 1, 2017 with its joint venture pursuant to which it had expenses of $1,380 and $2,745 for the three and six months ended September 30, 2019, respectively, and $1,253 and $2,448 for the three and six months ended September 30, 2018, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $462 and $450 as of September 30, 2019 and March 31, 2019, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The Company holds a convertible promissory note (the “Note”) issued by one of the Company’s equity method investees. The Note contains an option for the outstanding principal and any accrued interest to be converted to shares of the issuer under certain conditions. The carrying value of the Note was $704 and $678 as of September 30, 2019 and March 31, 2019, respectively, and is recorded in other assets in the Condensed Consolidated Balance Sheets.

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

Fees receivable from the Partnerships were $8,351 and $8,927 as of September 30, 2019 and March 31, 2019, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

In connection with HLA’s acquisition of Real Asset Portfolio Management LLC (“RAPM”) in 2017, the Company paid the remaining 50% of contingent compensation due to the former principals of RAPM, who are employees of the Company, during the six months ended September 30, 2019. Such compensation was paid $3,824 in cash and $425 by issuing Class A common stock.

12. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2019	2018
Cumulative-effect adjustment from adoption of accounting guidance	$—	$997
Shares issued for contingent compensation payment	$425	$—
Non-cash financing activities:
Dividends declared but not paid	$8,023	$4,729
Member distributions declared but not paid	$3,836	$8,715
Establishment of net deferred tax assets related to offerings	$37,394	$37,924

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and that did not meet the Company’s criteria for recognition in the amounts of $382,016 and $326,466, net of amounts attributable to non-controlling interests, at September 30, 2019 and March 31, 2019, respectively, of which $3,704 at both September 30, 2019 and March 31, 2019, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $95,504 and $81,616 as of September 30, 2019 and March 31, 2019, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $128,403 and $123,637 as of September 30, 2019 and March 31, 2019, respectively.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. These leases have remaining lease terms of one to six years, some of which have the option to extend for an additional five years or have the option to terminate within one year.

Total operating lease costs were $1,205 and $2,410 for the three and six months ended September 30, 2019, respectively. Total variable lease costs were $140 and $274 for the three and six months ended September 30, 2019, respectively. Short-term lease costs were not material for the three and six months ended September 30, 2019.

The following table shows other supplemental information related to the Company’s operating leases:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,293	$2,575

Weighted average remaining lease term (in years)		2.7
Weighted average discount rate		5.5%

As of September 30, 2019, the maturities of operating lease liabilities were as follows:

Remainder of FY2020	2,566
FY2021	4,490
FY2022	2,846
FY2023	747
FY2024	389
Thereafter	244
Total lease payments	11,282
Less: imputed interest	(811)
Total operating lease liabilities	$10,471

14. Subsequent Events

On November 5, 2019, the Company declared a quarterly dividend of $0.275 per share of Class A common stock to record holders at the close of business on December 16, 2019. The payment date will be January 7, 2020.

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
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $52 billion of our assets under management (“AUM”) as of September 30, 2019.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $14 billion of our AUM as of September 30, 2019.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $416 billion of assets under advisement (“AUA”) as of September 30, 2019.

•Distribution Management: We offer distribution management services through active portfolio management to enhance the realized value of publicly traded stock our clients receive as distributions from private equity funds.
•Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but occasionally on a stand-alone, fee-for-service basis. Private markets investments are unusually difficult to monitor, report on and administer, and our clients are able to benefit from our sophisticated infrastructure, which provides clients with real time access to reliable and transparent investment data, and our high-touch service approach, which allows for timely and informed responses to the multiplicity of issues that can arise. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database of private markets investment performance and our suite of proprietary analytical investment tools.
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
Recent Transactions
September 2019 Offering
In September 2019, we and certain selling stockholders completed a registered offering of an aggregate of 2,680,089 shares of Class A common stock at a price of $60.01 per share (the “September 2019 Offering”). The purpose of the September 2019 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 228,456 shares held by the selling stockholders and (ii) 2,451,633 shares newly issued by us. We received approximately $147.1 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,466,712 Class B units and 984,921 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholders.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2019 and 2018. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Revenues
Management and advisory fees	$59,196	$53,248	$119,747	$104,227
Incentive fees	5,096	2,585	9,231	14,968
Total revenues	64,292	55,833	128,978	119,195
Expenses
Compensation and benefits	23,353	22,771	46,999	49,393
General, administrative and other	14,014	11,695	28,061	22,743
Total expenses	37,367	34,466	75,060	72,136
Other income (expense)
Equity in income of investees	3,664	5,276	9,877	5,162
Interest expense	(745)	(728)	(1,562)	(1,493)
Interest income	148	43	428	85
Non-operating income	4,957	12,194	4,078	12,059
Total other income (expense)	8,024	16,785	12,821	15,813
Income before income taxes	34,949	38,152	66,739	62,872
Income tax expense	2,676	5,580	7,013	7,197
Net income	32,273	32,572	59,726	55,675
Less: Income attributable to non-controlling interests in general partnerships	45	514	549	394
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,929	20,836	32,497	35,214
Net income attributable to Hamilton Lane Incorporated	$15,299	$11,222	$26,680	$20,067

Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Management and advisory fees
Specialized funds	$26,985	$22,736	$53,944	$43,751
Customized separate accounts	22,466	21,106	44,429	41,493
Advisory	5,961	6,152	12,213	12,361
Reporting and other	2,092	2,163	4,255	4,113
Distribution management	702	710	2,061	1,798
Fund reimbursement revenue	990	381	2,845	711
Total management and advisory fees	59,196	53,248	119,747	104,227
Incentive fees	5,096	2,585	9,231	14,968
Total revenues	$64,292	$55,833	$128,978	$119,195

Three months ended September 30, 2019 compared to three months ended September 30, 2018
Total revenues increased $8.5 million, or 15%, to $64.3 million, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to increases in management and advisory fees and incentive fees.
Management and advisory fees increased $5.9 million, or 11%, to $59.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. Specialized funds revenue increased $4.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to a $3.1 million increase in revenue from our latest secondary fund, which added $1.1 billion in fee-earning AUM between periods, and a $0.8 million increase from our latest co-investment fund, which added $0.6 billion in fee-earning AUM between periods. Management fees for our latest secondary fund included $0.7 million in retroactive fees for the three months ended September 30, 2019 compared to $0.8 million for our latest co-investment fund for the three months ended September 30, 2018. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Fund reimbursement revenue increased $0.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to the recognition of fund reimbursements from our funds raised since the prior year period.
Incentive fees increased $2.5 million to $5.1 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to a $3.0 million increase in incentive fees from one of our specialized funds.
Six months ended September 30, 2019 compared to six months ended September 30, 2018
Total revenues increased $9.8 million, or 8%, to $129.0 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due to an increase in management and advisory fees, partially offset by a decrease in incentive fees.
Management and advisory fees increased $15.5 million, or 15%, to $119.7 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018. Specialized funds revenue increased $10.2 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due primarily to a $5.0 million increase in revenue from our latest co-investment fund, which added $0.6 billion in fee-earning AUM between periods, and a $4.2 million increase from our latest secondary fund, which added $1.1 billion in fee-earning AUM between periods. Management fees for our latest co-investment fund included $2.8 million in retroactive fees for the six months ended September 30, 2019 compared to $0.8 million for the six months ended September 30, 2018. Customized separate accounts revenue increased $2.9 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Fund reimbursement revenue increased $2.1 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due primarily to the recognition of fund reimbursements from our latest secondary fund, which included fund reimbursement expenses in this period and prior periods.
Incentive fees decreased $5.7 million to $9.2 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due primarily to a $4.8 million decrease in incentive fees from one of our customized separate accounts that included the general partner catch-up in the prior year period.
Expenses
Three months ended September 30, 2019 compared to three months ended September 30, 2018
Total expenses increased $2.9 million, or 8%, to $37.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 due to increases in general, administrative and other expenses and compensation and benefits expenses.
Compensation and benefits expenses increased $0.6 million, or 3%, to $23.4 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to increases in base compensation and benefits and incentive fee compensation, partially offset by a decrease in contingent compensation related to the RAPM acquisition. Base compensation and benefits increased $2.1 million, or 12%, for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation increased $0.6 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to the increase in incentive fee revenue. Contingent compensation related to the RAPM acquisition decreased $2.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to the earnout period ending in 2018.
General, administrative and other expenses increased $2.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This change consisted primarily of a $0.6 million increase in fund reimbursement expenses, a $0.5 million increase in consulting and professional fees, a $0.6 million increase in technology and office related expenses, and a $0.3 million increase in commissions from fund closings in the current year period.
Six months ended September 30, 2019 compared to six months ended September 30, 2018
Total expenses increased $2.9 million, or 4%, to $75.1 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018 due to an increase in general, administrative and other expenses partially offset by a decrease in compensation and benefits expenses.
Compensation and benefits expenses decreased $2.4 million, or 5%, to $47.0 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due to a decrease in contingent compensation related to the RAPM acquisition, partially offset by an increase in base compensation and benefits. Base compensation and benefits increased $3.2 million, or 8%, for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation decreased $0.8 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due to the decrease in incentive fee revenue. Contingent compensation related to the RAPM acquisition decreased $5.1 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due to the earnout period ending in 2018.
General, administrative and other expenses increased $5.3 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018. This change consisted primarily of a $1.4 million increase in commissions from fund closings in the current year period, a $1.4 million increase in consulting and professional fees, a $1.0 million increase in technology and office related expenses, and a $0.9 million increase in fund reimbursement expenses.

Other Income (Expense)
The following table shows the equity in income (loss) of investees included in other income (expense):

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Equity in income (loss) of investees
Primary funds	$756	$515	$1,456	$942
Direct/co-investment funds	911	2,922	4,565	2,104
Secondary funds	294	777	935	931
Customized separate accounts	1,758	1,037	3,127	1,265
Other equity method investments	(55)	25	(206)	(80)
Total equity in income (loss) of investees	$3,664	$5,276	$9,877	$5,162

Three months ended September 30, 2019 compared to three months ended September 30, 2018
Other income decreased $8.8 million to $8.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to a decrease in non-operating income.
Equity in income of investees decreased $1.6 million to $3.7 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. This was due primarily to a $2.0 million decrease in gains from our direct/co-investment funds for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
Non-operating income decreased $7.2 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due primarily to a $6.2 million decrease in gains from the sale of technology investments.
Six months ended September 30, 2019 compared to six months ended September 30, 2018
Other income decreased $3.0 million to $12.8 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due primarily to a decrease in non-operating income, partially offset by an increase in equity in income of investees.
Equity in income of investees increased $4.7 million to $9.9 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018. This was due primarily to a $2.5 million increase in gains from our direct/co-investment funds and a $1.9 million increase in gains from our customized separate accounts for the six months ended September 30, 2019 compared to the six months ended September 30, 2018.
Non-operating income decreased $8.0 million for the six months ended September 30, 2019 compared to the six months ended September 30, 2018, due primarily to a $6.2 million decrease in gains from the sale of technology investments.
Income Tax Expense
The Company’s effective tax rate was 7.7% and 14.6% for the three months ended September 30, 2019 and 2018, respectively, and 10.5% and 11.4% for the six months ended September 30, 2019 and 2018, respectively. These rates were less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2019			2019
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$22,511	$12,285	$34,796	$22,160	$11,434	$33,594
Contributions (1)	695	1,100	1,795	1,524	2,068	3,592
Distributions (2)	(343)	(251)	(594)	(842)	(368)	(1,210)
Foreign exchange, market value and other (3)	14	—	14	35	—	35
Balance, end of period	$22,877	$13,134	$36,011	$22,877	$13,134	$36,011

(1)Contributions represent (i) new commitments from customized separate accounts and specialized funds that earn fees on a committed capital fee base and (ii) capital contributions to underlying investments from customized separate accounts and specialized funds that earn fees on a net invested capital or NAV fee base.
(2)Distributions represent (i) returns of capital in customized separate accounts and specialized funds that earn fees on a net invested capital or NAV fee base, (ii) reductions in fee-earning AUM from separate accounts and specialized funds that moved from a committed capital to net invested capital fee base and (iii) reductions in fee-earning AUM from customized separate accounts and specialized funds that are no longer earning fees.
(3)Foreign exchange, market value and other consists primarily of (i) the impact of foreign exchange rate fluctuations for customized separate accounts and specialized funds that earn fees on non-U.S. dollar denominated commitments and (ii) market value appreciation (depreciation) from customized separate accounts that earn fees on a NAV fee base.

Three months ended September 30, 2019
Fee-earning AUM increased $1.2 billion to $36.0 billion during the three months ended September 30, 2019, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.4 billion, or 2%, to $22.9 billion for the three months ended September 30, 2019. Customized separate accounts contributions were $0.7 billion for the three months ended September 30, 2019, due primarily to new allocations from existing clients. Distributions were $0.3 billion for the three months ended September 30, 2019 due to $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base and $0.1 billion from accounts reaching the end of their term.
Specialized funds fee-earning AUM increased $0.8 billion, or 7%, to $13.1 billion for the three months ended September 30, 2019. Specialized fund contributions were $1.1 billion for the three months ended September 30, 2019, due primarily to $0.5 billion from new commitments to our secondary fund in market during the period. Distributions were $0.3 billion for the three months ended September 30, 2019, due to $0.2 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired and $0.1 billion from returns of capital in funds earning fees on a net invested capital fee base.

Six months ended September 30, 2019
Fee-earning AUM increased $2.4 billion to $36.0 billion during the six months ended September 30, 2019, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.7 billion, or 3%, to $22.9 billion for the six months ended September 30, 2019. Customized separate accounts contributions were $1.5 billion for the six months ended September 30, 2019, due primarily to new allocations from existing clients and new clients. Distributions were $0.8 billion for the six months ended September 30, 2019 due to $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base and $0.4 billion from accounts reaching the end of their term.
Specialized funds fee-earning AUM increased $1.7 billion, or 15%, to $13.1 billion for the six months ended September 30, 2019. Specialized fund contributions were $2.1 billion for the six months ended September 30, 2019, due primarily to $1.1 billion from new commitments to our secondary fund in market during the period and $0.2 billion from new commitments to our co-investment fund in market during the period. Distributions were $0.4 billion for the six months ended September 30, 2019, due to $0.2 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired and $0.2 billion from returns of capital in funds earning fees on a net invested capital fee base.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Net income attributable to Hamilton Lane Incorporated	$15,299	$11,222	$26,680	$20,067
Income attributable to non-controlling interests in general partnerships	45	514	549	394
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,929	20,836	32,497	35,214
Incentive fees (1)	(5,096)	(2,585)	(9,231)	(14,968)
Incentive fee related compensation (2)	2,392	1,243	4,309	5,970
Interest income	(148)	(43)	(428)	(85)
Interest expense	745	728	1,562	1,493
Income tax expense	2,676	5,580	7,013	7,197
Equity in income of investees	(3,664)	(5,276)	(9,877)	(5,162)
Contingent compensation related to acquisition	—	2,327	—	5,100
Non-operating income	(4,957)	(12,194)	(4,078)	(12,059)
Fee Related Earnings	$24,221	$22,352	$48,996	$43,161
Depreciation and amortization	806	632	1,608	1,141
Equity-based compensation	1,756	1,597	3,483	3,184
Incentive fees (1)	5,096	2,585	9,231	14,968
Incentive fees attributable to non-controlling interests (1)	(61)	(52)	(160)	(263)
Incentive fee related compensation (2)	(2,392)	(1,243)	(4,309)	(5,970)
Interest income	148	43	428	85
Adjusted EBITDA	$29,574	$25,914	$59,277	$56,306

(1) Incentive fees for the three and six months ended September 30, 2018 included $2.6 million and $2.8 million, respectively, of non-cash carried interest. Of the $2.6 million for the three-month period, $2.5 million is included in net income and $0.1 million is attributable to non-controlling interests. Of the $2.8 million for the six-month period, $2.5 million is included in net income and $0.3 million is attributable to non-controlling interests.
(2) Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation. Incentive fee related compensation for the three and six months ended September 30, 2018 excludes compensation expense related to the recognition of incentive fees included in net income from one of our co-investment funds of $2.5 million as the related incentive fee compensation was recognized in fiscal 2016.

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three and six months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per-share amounts)	2019	2018	2019	2018

Net income attributable to Hamilton Lane Incorporated	$15,299	$11,222	$26,680	$20,067
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	16,929	20,836	32,497	35,214
Income tax expense	2,676	5,580	7,013	7,197
Contingent compensation related to acquisition	—	2,327	—	5,100
Adjusted pre-tax net income	34,904	39,965	66,190	67,578
Adjusted income taxes (1)	(8,308)	(10,795)	(15,753)	(18,253)
Adjusted net income	$26,596	$29,170	$50,437	$49,325

Weighted-average shares of Class A common stock outstanding - diluted	27,632,890	23,257,419	27,341,594	23,015,445
Exchange of Class B and Class C units in HLA (2)	25,914,311	30,181,224	26,166,086	30,391,448
Adjusted shares outstanding	53,547,201	53,438,643	53,507,680	53,406,893

Non-GAAP earnings per share	$0.50	$0.55	$0.94	$0.92

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.8% for the six month period ended September 30, 2019 and 27.0% for the six month period ended September 30, 2018 applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%. The 27.0% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 6.0%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through June 30, 2019 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
When considering the data presented below, you should note that the historical results of our discretionary investments are not indicative of the future results you should expect from such investments, from any future investment funds we may raise or from an investment in our Class A common stock, in part because:
•market conditions and investment opportunities during previous periods may have been significantly more favorable for generating positive performance than those we may experience in the future;
•the performance of our funds is generally calculated on the basis of the net asset value (“NAV”) of the funds’ investments, including unrealized gains, which may never be realized;
•our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;
•our newly established funds may generate lower returns during the period that they take to deploy their capital;
•in recent years, there has been increased competition for investment opportunities resulting from the increased amount of capital invested in private markets alternatives and high liquidity in debt markets, and the increased competition for investments may reduce our returns in the future; and
•the performance of particular funds also will be affected by risks of the industries and businesses in which they invest.

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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.4%	856 bps	968 bps
PEF VI	2007	494	478	1.7	12.5%	178 bps	516 bps
PEF VII	2010	262	173	1.5	16.0%	143 bps	568 bps
PEF VIII	2012	427	11	1.7	23.3%	1,180 bps	1,512 bps
PEF IX	2015	517	30	1.8	37.3%	2,248 bps	2,549 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	-	-	362	1.5	17.1%	1,330 bps	1,173 bps
Secondary Fund I	2005	360	353	1.2	5.2%	111 bps	339 bps
Secondary Fund II	2008	591	558	1.5	21.8%	668 bps	1,081 bps
Secondary Fund III	2012	909	385	1.6	23.8%	1,041 bps	1,468 bps
Secondary Fund IV	2016	1,916	140	1.6	34.2%	1,918 bps	2,187 bps
Co-investments
Pre-Fund	-	-	244	1.9	21.3%	1,652 bps	1,600 bps
Co-Investment Fund	2005	604	450	1.2	3.3%	(269) bps	(17) bps
Co-Investment Fund II	2008	1,195	799	2.7	22.7%	1,041 bps	1,418 bps
Co-Investment Fund III	2014	1,243	188	2.7	60.8%	4,775 bps	5,153 bps
Co-Investment Fund IV	2018	1,698	N/A	N/A	N/A	N/A	N/A

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	45	1.3	19.0%	874 bps	1,279 bps
Strat Opps 2016	2016	214	109	1.2	23.0%	1,491 bps	1,721 bps
Strat Opps 2017	2017	435	89	1.2	20.7%	1,869 bps	1,696 bps
Strat Opps 2018	2018	889	35	1.1	17.1%	1,480 bps	1,585 bps

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.4%	9.8%	856 bps	381 bps	968 bps	488 bps
PEF VI	2007	494	511	1.7	1.6	12.1%	9.4%	120 bps	(118) bps	460 bps	216 bps
PEF VII	2010	262	282	1.5	1.5	13.9%	9.8%	19 bps	(383) bps	426 bps	15 bps
PEF VIII	2012	427	376	1.3	1.3	11.6%	8.3%	(42) bps	(395) bps	303 bps	(56) bps
PEF IX	2015	517	380	1.4	1.3	18.9%	16.8%	586 bps	408 bps	902 bps	723 bps
PEF X	2018	278	36	1.1	1.0	16.2%	(2.5)%	301 bps	(1,348) bps	649 bps	(1,081) bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	111 bps	(62) bps	339 bps	158 bps
Secondary Fund II	2008	591	595	1.5	1.5	20.4%	14.2%	520 bps	(109) bps	938 bps	297 bps
Secondary Fund III	2012	909	827	1.5	1.4	17.1%	13.7%	429 bps	54 bps	823 bps	453 bps
Secondary Fund IV	2016	1,916	1,524	1.3	1.2	22.9%	24.8%	922 bps	1,387 bps	1,259 bps	1,724 bps
Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,652 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.6%	(0.9)%	(536) bps	(707) bps	(284) bps	(461) bps
Co-Investment Fund II	2008	1,195	1,133	2.2	1.9	19.4%	15.7%	718 bps	332 bps	1,099 bps	710 bps
Co-Investment Fund III	2014	1,243	1,244	1.5	1.4	18.9%	15.0%	636 bps	262 bps	971 bps	588 bps
Co-Investment Fund IV	2018	1,698	664	1.1	1.1	19.3%	14.1%	785 bps	224 bps	1,095 bps	422 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	14.4%	11.1%	555 bps	230 bps	878 bps	549 bps
Strat Opps 2016	2016	214	214	1.2	1.2	13.2%	10.7%	610 bps	384 bps	798 bps	570 bps
Strat Opps 2017	2017	435	441	1.2	1.1	12.9%	10.5%	819 bps	556 bps	877 bps	644 bps
Strat Opps 2018	2018	889	635	1.1	1.1	11.9%	11.6%	375 bps	118 bps	799 bps	622 bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2019. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of September 30, 2019 and March 31, 2019, our cash and cash equivalents, including investments in money market funds, were $71.9 million and $49.4 million, respectively.
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

As of September 30, 2019 and March 31, 2019, the principal amount of debt outstanding equaled $69.4 million and $71.3 million, respectively. The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA.
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
In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires twelve months after the date of the first acquisition under the authorization. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2019 and March 31, 2019, we were required to maintain approximately $3.2 million and $2.2 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
Cash Flows
Six Months Ended September 30, 2019 and 2018

	Six Months Ended September 30,
($ in thousands)	2019	2018
Net cash provided by operating activities	$66,203	$73,056
Net cash (used in) provided by investing activities	(10,780)	8,580
Net cash used in financing activities	(31,945)	(53,662)
Operating Activities
Our net cash flow provided by operating activities was $66.2 million and $73.1 million during the six months ended September 30, 2019 and 2018, respectively. These operating cash flows were driven primarily by:
•net income of $59.7 million and $55.7 million during the six months ended September 30, 2019 and 2018, respectively;

•proceeds received from investments of $4.2 million and $7.5 million during the six months ended September 30, 2019 and 2018, respectively, which represent a return on investment from specialized funds and certain customized separate accounts; and
•net change in operating assets and liabilities of $6.5 million and $19.7 million during the six months ended September 30, 2019 and 2018, respectively, primarily for the accruals related to our annual bonus program that is paid in March.
Investing Activities
Our net cash flow (used in) provided by investing activities was ($10.8) million and $8.6 million during the six months ended September 30, 2019 and 2018, respectively. These amounts were driven primarily by:
•net contributions to investments of $11.9 million and $10.7 million during the six months ended September 30, 2019 and 2018, respectively;
•proceeds from the sales of technology investments of $6.4 million and $22.5 million during the six months ended September 30, 2019 and 2018, respectively; and
•purchases of other investments of $4.0 million during the six months ended September 30, 2019.
Financing Activities
Our net cash flow used in financing activities was $31.9 million and $53.7 million during the six months ended September 30, 2019 and 2018, respectively. Cash used in financing activities was attributable primarily to:
•secured financing proceeds received of $15.8 million during the six months ended September 30, 2019;
•dividends paid of $13.0 million and $8.6 million during the six months ended September 30, 2019 and 2018, respectively; and
•distributions to HLA members of $32.7 million during each of the six months ended September 30, 2019 and 2018.

Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements discussed in our 2019 Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange-rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit or financial market dislocations.
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
Fair value of the financial assets and liabilities of our specialized funds and customized separate accounts may fluctuate in response to changes in the value of securities, foreign currency exchange rates, commodity prices and interest rates. The impact of investment risk is as follows:
•Equity in income of investees changes along with the realized and unrealized gains of the underlying investments in our specialized funds and certain customized separate accounts in which we have a general partner commitment. Our general partner investments include thousands of unique underlying portfolio investments with no significant concentration in any industry or country outside of the United States.
•Management fees from our specialized funds and customized separate accounts are not significantly affected by changes in fair value as the management fees are not generally based on the value of the specialized funds or customized separate accounts, but rather on the amount of capital committed or net invested in the specialized funds or customized separate accounts, as applicable.

•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of September 30, 2019. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
 As of September 30, 2019, we had $69.4 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 3.75% as of September 30, 2019.
Based on the floating rate component of our Loan Agreements payable as of September 30, 2019, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.7 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at September 30, 2019 due to the existence of a previously reported material weakness in our internal control over financial reporting. This material weakness related to insufficient information technology general controls for one information technology system that supports the Company’s financial reporting process. The material weakness was identified and discussed in Part II, Item 9A of our 2019 Form 10-K. The material weakness did not result in any identified misstatements to the audited consolidated financial statements or disclosures in our 2019 Form 10-K, or any restatements of our audited and unaudited consolidated financial statements or disclosures for any previously reported periods.
Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended September 30, 2019:
•We are implementing procedures intended to ensure that data entry is performed correctly and a compensating control of independent reconciliations and verifications is in place to verify the system’s output.
•We are establishing additional monitoring and oversight controls to ensure the accuracy and completeness of our consolidated financial statements and related disclosures.
While we have taken considerable action to remediate the material weakness, there has not yet been a sufficient passage of time to evidence that such remediation efforts have been successful. Accordingly, we continue to test our controls implemented in the first quarter of fiscal 2020 to assess whether our controls are operating effectively. While there can be no assurance, we believe our material weakness will be remediated during the course of fiscal 2020.
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our share repurchase activity for the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2019	—	$—	—	$50,000,000
August 1-31, 2019	509	$56.56	—	$50,000,000
September 1-30, 2019	—	$—	—	$50,000,000
Total	509	$56.56
(1) Shares of Class A common stock tendered by an employee as payment of taxes withheld on the vesting of restricted stock granted under HLI’s 2017 Equity Incentive Plan.
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

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

46

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November, 2019.

HAMILTON LANE INCORPORATED

By:	/s/ Randy M. Stilman
Name: Randy M. Stilman
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller