Form 10-Q
period 2019-12-31
Hamilton Lane INC
filed 2020-02-06
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 3, 2020, there were 29,834,709 shares of the registrant’s Class A common stock, par value $0.001, and 22,049,727 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to: our ability to manage growth, fund performance, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to us; our ability to comply with investment guidelines set by our clients; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2019	2019
Assets
Cash and cash equivalents	$81,599	$49,357
Restricted cash	3,095	2,233
Fees receivable	19,456	20,320
Prepaid expenses	4,587	4,714
Due from related parties	2,667	2,628
Furniture, fixtures and equipment, net	7,280	8,108
Lease right-of-use assets, net	8,596	—
Investments	193,168	154,491
Deferred income taxes	138,378	107,726
Other assets	10,553	11,014
Total assets	$469,379	$360,591
Liabilities and Equity
Accounts payable	$2,511	$2,619
Accrued compensation and benefits	26,301	12,216
Deferred incentive fee revenue	3,704	3,704
Debt	67,245	70,954
Accrued members’ distributions	10,505	17,081
Payable to related parties pursuant to tax receivable agreement	101,404	69,636
Dividends payable	8,026	5,673
Lease liabilities	9,397	—
Other liabilities (includes $16,395 and $0 at fair value)	23,936	8,986
Total liabilities	253,029	190,869

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 29,835,713 and 27,367,477 issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	30	27
Class B common stock, $0.001 par value, 50,000,000 authorized; 22,049,727 and 23,516,439 issued and outstanding as of December 31, 2019 and March 31, 2019, respectively	22	24
Additional paid-in-capital	109,050	92,482
Retained earnings	34,469	17,686
Accumulated other comprehensive income	2	7
Total Hamilton Lane Incorporated stockholders’ equity	143,573	110,226
Non-controlling interests in general partnerships	5,441	5,716
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	67,336	53,780
Total equity	216,350	169,722
Total liabilities and equity	$469,379	$360,591
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues
Management and advisory fees	$59,837	$55,617	$179,584	$159,844
Incentive fees	8,301	10,379	17,532	25,347
Total revenues	68,138	65,996	197,116	185,191
Expenses
Compensation and benefits	23,369	23,843	70,368	73,236
General, administrative and other	15,877	13,916	43,938	36,659
Total expenses	39,246	37,759	114,306	109,895
Other income (expense)
Equity in income of investees	4,454	4,934	14,331	10,096
Interest expense	(651)	(767)	(2,213)	(2,260)
Interest income	196	82	624	167
Non-operating income	97	8,892	4,175	20,951
Total other income (expense)	4,096	13,141	16,917	28,954
Income before income taxes	32,988	41,378	99,727	104,250
Income tax expense	4,551	18,463	11,564	25,660
Net income	28,437	22,915	88,163	78,590
Less: Income attributable to non-controlling interests in general partnerships	44	681	593	1,075
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,896	16,776	47,393	51,990
Net income attributable to Hamilton Lane Incorporated	$13,497	$5,458	$40,177	$25,525

Basic earnings per share of Class A common stock	$0.46	$0.22	$1.45	$1.09
Diluted earnings per share of Class A common stock	$0.46	$0.22	$1.44	$1.08
Dividends declared per share of Class A common stock	$0.275	$0.2125	$0.825	$0.6375
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net income	$28,437	$22,915	$88,163	$78,590
Other comprehensive income (loss), net of tax
Foreign currency translation	16	23	(13)	23
Total other comprehensive income (loss), net of tax	16	23	(13)	23
Comprehensive income	28,453	22,938	88,150	78,613
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	44	681	593	1,075
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,903	16,788	47,385	52,002
Total comprehensive income attributable to Hamilton Lane Incorporated	$13,506	$5,469	$40,172	$25,536
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at September 30, 2019	$30	$22	$107,718	$28,998	$(7)	$5,592	$62,278	$204,631
Net income	—	—	—	13,497	—	44	14,896	28,437
Other comprehensive loss	—	—	—	—	9	—	7	16
Equity-based compensation	—	—	981	—	—	—	800	1,781
Deferred tax adjustment	—	—	20	—	—	—	—	20
Dividends declared	—	—	—	(8,026)	—	—	—	(8,026)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(195)	—	(195)
Member distributions	—	—	—	—	—	—	(10,607)	(10,607)
Secondary offering	—	—	—	—	—	—	—	—
Employee Share Purchase Plan share issuance	—	—	161	—	—	—	132	293
Equity reallocation between controlling and non-controlling interests	—	—	170	—	—	—	(170)	—
Balance at December 31, 2019	$30	$22	$109,050	$34,469	$2	$5,441	$67,336	$216,350

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2019	$27	$24	$92,482	$17,686	$7	$5,716	$53,780	$169,722
Net income	—	—	—	40,177	—	593	47,393	88,163
Other comprehensive loss	—	—	—	—	(5)	—	(8)	(13)
Equity-based compensation	—	—	2,758	—	—	—	2,525	5,283
Issuance of shares for contingent compensation payout	—	—	214	—	—	—	211	425
Repurchase of Class A shares for employee tax withholding	—	—	(23)	—	—	—	(22)	(45)
Deferred tax adjustment	—	—	6,231	—	—	—	—	6,231
Dividends declared	—	—	—	(23,394)	—	—	—	(23,394)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(868)	—	(868)
Member distributions	—	—	—	—	—	—	(30,037)	(30,037)
Secondary Offering	3	(2)	6,367	—	—	—	(6,370)	(2)
Employee Share Purchase Plan share issuance	—	—	462	—	—	—	423	885
Equity reallocation between controlling and non-controlling interests	—	—	559	—	—	—	(559)	—
Balance at December 31, 2019	$30	$22	$109,050	$34,469	$2	$5,441	$67,336	$216,350

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at September 30, 2018	$25	$24	$86,089	$15,178	$—	$6,873	$53,958	$162,147
Net income	—	—	—	5,458	—	681	16,776	22,915
Other comprehensive income	—	—	—	—	11	—	12	23
Equity-based compensation	—	—	760	—	—	—	844	1,604
Issuance of shares for contingent compensation payout	1	—	200	—	—	—	224	425
Deferred tax adjustment	—	—	1,021	—	—	—	—	1,021
Dividends declared	—	—	—	(5,325)	—	—	—	(5,325)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(1,000)	—	(1,000)
Member distributions	—	—	—	—	—	—	(8,679)	(8,679)
Secondary offering	—	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	164	—	—	—	(164)	—
Balance at December 31, 2018	$26	$24	$88,234	$15,311	$11	$6,554	$62,971	$173,131

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2018	$22	$26	$73,829	$4,549	$—	$7,266	$50,382	$136,074
Cumulative-effect adjustment from adoption of accounting guidance	—	—	411	20	—	—	566	997
Net income	—	—	—	25,525	—	1,075	51,990	78,590
Other comprehensive income	—	—	—	—	11	—	12	23
Equity-based compensation	—	—	2,129	—	—	—	2,695	4,824
Repurchase of Class A shares for employee tax withholding	—	—	(73)	—	—	—	(101)	(174)
Issuance of shares for contingent compensation payout	1	—	200	—	—	—	224	425
Deferred tax adjustment	—	—	7,191	—	—	—	—	7,191
Dividends declared	—	—	—	(14,783)	—	—	—	(14,783)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(1,787)	—	(1,787)
Member distributions	—	—	—	—	—	—	(38,247)	(38,247)
Secondary offering	3	(2)	5,891	—	—	—	(5,894)	(2)
Equity reallocation between controlling and non-controlling interests	—	—	(1,344)	—	—	—	1,344	—
Balance at December 31, 2018	$26	$24	$88,234	$15,311	$11	$6,554	$62,971	$173,131

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2019	2018
Operating activities:
Net income	$88,163	$78,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,379	1,759
Change in deferred income taxes	7,197	18,945
Change in payable to related parties pursuant to tax receivable agreement	150	(9,134)
Equity-based compensation	5,244	4,777
Equity in income of investees	(14,331)	(10,096)
Gain on sale of investments valued under the measurement alternative	(4,973)	(11,133)
Proceeds received from investments	8,475	11,652
Other	598	(482)
Changes in operating assets and liabilities:
Fees receivable	856	(2,029)
Prepaid expenses	126	(66)
Due from related parties	(39)	728
Other assets	329	(262)
Accounts payable	(108)	744
Accrued compensation and benefits	14,510	25,130
Deferred incentive fees	—	(2,541)
Other liabilities	(521)	327
Net cash provided by operating activities	108,055	106,909
Investing activities:
Purchase of furniture, fixtures and equipment	(1,207)	(4,758)
Purchase of other investments	(3,967)	—
Proceeds from sales of investments valued under the measurement alternative	6,419	22,531
Loan to investee	(157)	(944)
Distributions received from investments	6,878	8,166
Contributions to investments	(37,196)	(30,642)
Net cash used in investing activities	(29,230)	(5,647)
Financing activities:
Proceeds from offering	147,122	129,626
Purchase of membership interests	(147,122)	(129,626)
Repayments of debt	(3,750)	(1,875)
Draw-down on revolver	15,000	—
Repayment of revolver	(15,000)	(10,450)
Secured financing	15,750	—
Contributions from non-controlling interest in general partnerships	30	30
Distributions to non-controlling interest in general partnerships	(898)	(1,817)
Repurchase of Class B common stock	(2)	(2)
Repurchase of Class A shares for employee tax withholding	(45)	(174)
Proceeds received from issuance of shares under Employee Share Purchase Plan	885	—
Dividends paid	(21,041)	(13,351)
Members’ distributions paid	(36,613)	(41,878)
Net cash used in financing activities	(45,684)	(69,517)
Effect of exchange rate changes on cash and cash equivalents	(37)	13
Increase in cash, cash equivalents, and restricted cash	33,104	31,758
Cash, cash equivalents, and restricted cash at beginning of the period	51,590	49,383
Cash, cash equivalents, and restricted cash at end of the period	$84,694	$81,141
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007. As of March 6, 2017, following its initial public offering (“IPO”) and related transactions, HLI became a publicly-traded entity, and is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of December 31, 2019 and March 31, 2019, HLI held approximately 54.9% and 50.3%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the nine months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending March 31, 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2019.

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

The carrying amount of the term loan of $67,245 as of December 31, 2019 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

Leases

On April 1, 2019, the Company adopted ASU 2016-02, “Leases”, (ASC 842) on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the new standard. In addition, as permitted under the transition guidance within the new standard, prior scoping, classification, and accounting for initial direct costs were carried forward for leases existing as of the adoption date. The new standard establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the Condensed Consolidated Balance Sheets for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Condensed Consolidated Statements of Income. The adoption did not have an impact on the Condensed Consolidated Statements of Income as all of the Company’s leases are operating leases, and will continue to be recognized as expense on a straight-line basis. The adoption, however, resulted in a gross-up in total assets and total liabilities on the Condensed Consolidated Balance Sheets.

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

In June 2016, the FASB issued ASU 2016-13, “Accounting for Financial Instruments - Credit Losses (Topic 326)”. ASU 2016-13 replaces the incurred loss methodology in current GAAP with a methodology that reflects expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance is effective for the Company on April 1, 2020 and early adoption is permitted. The Company has identified all of its material financial assets and does not expect that implementing the guidance will have a material impact on the Company's consolidated financial statements.

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
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and advisory fees	2019	2018	2019	2018
Specialized funds	$27,789	$23,413	$81,733	$67,164
Customized separate accounts	22,618	21,594	67,047	63,087
Advisory	5,878	5,926	18,091	18,287
Reporting and other	2,237	2,260	6,492	6,373
Distribution management	1,108	1,975	3,169	3,773
Fund reimbursement revenue	207	449	3,052	1,160
Total management and advisory fees	$59,837	$55,617	$179,584	$159,844

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive fees	2019	2018	2019	2018
Specialized funds	$3,638	$10,227	$11,257	$18,036
Customized separate accounts	4,663	152	6,275	7,311
Total incentive fees	$8,301	$10,379	$17,532	$25,347

The Company recognized $2,541 of incentive fees during the nine months ended December 31, 2018 that were previously received and deferred.
Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $973 and $968 as of December 31, 2019 and March 31, 2019, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $120 and $363 for the three and nine months ended December 31, 2019, respectively, and $111 and $347 for the three and nine months ended December 31, 2018, respectively, and is included in general, administrative and other in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	December 31,	March 31,
	2019	2019
Equity method investments in Partnerships	$159,984	$122,505
Equity method investments in Partnerships held by consolidated VIEs	11,183	11,648
Other equity method investments	1,069	1,086
Other investments	16,395	12,488
Investments valued under the measurement alternative	4,537	6,764
Total Investments	$193,168	$154,491

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $4,454 and $14,331 for the three and nine months ended December 31, 2019, respectively, and $4,934 and $10,096 for the three and nine months ended December 31, 2018, respectively.

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

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of September 30, 2019	$5,836	$3,093	$6,984	$15,913
Contributions	392	—	—	392
Distributions	(748)	—	—	(748)
Net gain	457	36	345	838
Balance as of December 31, 2019	$5,937	$3,129	$7,329	$16,395

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2019	$3,734	$3,940	$4,814	$12,488
Contributions	2,484	—	1,875	4,359
Distributions	(748)	(973)	—	(1,721)
Net gain	467	162	640	1,269
Balance as of December 31, 2019	$5,937	$3,129	$7,329	$16,395

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of December 31, 2019:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$5,937	Adjusted net asset value	Selected market return	4.7%	-	4.7%	4.7%
Direct credit co-investments	$3,129	Recent precedent transactions
		Discounted cash flow	Market yield	9.7%	-	10.1%	9.86%
Direct equity co-investments	$7,329	Market approach	EBITDA multiple	8.0x	-	13.25x	10.87x
		Market approach	Equity multiple	1.25x			1.25x

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

During the nine months ended December 31, 2019, the Company transferred these investments for an agreed amount of cash of $15,750 to a Partnership that is a Variable Interest Entity (“VIE”) of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing”, to qualify as a sale and therefore has recorded a financial liability for the secured financing which is included in other liabilities in the Condensed Consolidated Balance Sheets. The cash received was recorded as secured financing in financing activities in the Condensed Consolidated Statements of Cash Flows. As of December 31, 2019, all other investments were pledged as collateral on the Company’s secured financing.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company accounts for this financial liability at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral. As of December 31, 2019, the secured financing had a fair value of $16,395 and an amortized cost of $14,186. The fair value of the secured financing is estimated using Level 3 inputs with the significant input being the fair value of the other investments utilized as collateral as shown above.

The Company recognized a gain of $838 and $1,269 on other investments during the three and nine months ended December 31, 2019, respectively, and a loss of $838 and $1,973 on the secured financing liability during the three and nine months ended December 31, 2019, respectively, that are recorded in other non-operating loss.

Investments valued under the measurement alternative

On July 1, 2019, the previously announced sale of an entity in which the Company held an investment closed. The Company received gross proceeds of $6,419 and recorded a gain of approximately $4,973 in connection with the transaction during the nine months ended December 31, 2019.

5. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $11,183 and $11,648 as of December 31, 2019 and March 31, 2019, respectively, and are recorded in investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of December 31, 2019 and March 31, 2019 other than deferred incentive fee revenue of $3,704 as of both December 31, 2019 and March 31, 2019. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of December 31, 2019, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $18,320,381 and $6,623,566, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,	March 31,
	2019	2019
Investments	$116,636	$87,001
Fees receivable	1,535	5,896
Due from related parties	1,001	1,332
Total VIE Assets	119,172	94,229
Deferred incentive fee revenue	3,704	3,704
Non-controlling interests	(5,441)	(5,716)
Maximum exposure to loss	$117,435	$92,217

6. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2019:

	Class A Common Stock	Class B Common Stock
March 31, 2019	27,367,477	23,516,439
Shares issued (repurchased) in connection with registered offering	2,451,633	(1,466,712)
Shares issued in connection with contingent compensation payment	7,692	—
Forfeitures	(14,649)	—
Shares repurchased for employee tax withholdings	(509)	—
Restricted stock granted	6,070	—
Shares issued pursuant to Employee Share Purchase Plan	17,999	—
December 31, 2019	29,835,713	22,049,727

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Equity-Based Compensation

A summary of restricted stock activity for the nine months ended December 31, 2019 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2019	662,076	$26.58
Granted	6,070	$53.47
Vested	(8,556)	$29.70
Forfeited	(14,649)	$27.24
December 31, 2019	644,941	$26.78

As of December 31, 2019, total unrecognized compensation expense related to restricted stock was $11,974.

8. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Base compensation and benefits	$19,562	$19,749	$60,810	$57,819
Incentive fee compensation	2,046	2,498	4,314	5,539
Equity-based compensation	1,761	1,596	5,244	4,778
Contingent compensation related to acquisition	—	—	—	5,100
Total compensation and benefits	$23,369	$23,843	$70,368	$73,236

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

The Company’s effective tax rate was 13.8% and 44.6% for the three months ended December 31, 2019 and 2018, respectively, and 11.6% and 24.6% for the nine months ended December 31, 2019 and 2018, respectively. The effective tax rates were different from the statutory tax rate due to the portion of income allocated to non-controlling interests and discrete tax adjustments recorded in the periods.  The effective tax rates for the three and nine months ended December 31, 2018 included provision to return adjustments related to the state income tax apportionment impact on estimated deferred tax assets as of December 31, 2018.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In connection with the September 2019 Offering, the Company recorded a deferred tax asset in the amount of $41,130. It is more likely than not that a portion of these tax benefits will not be realized, so a valuation allowance of $3,736 was established as of September 30, 2019. Additionally, in connection with the September 2019 Offering and recording of the deferred tax asset, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $31,481.

As of December 31, 2019, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31, 2019			Three Months Ended December 31, 2018

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$13,497	29,185,039	$0.46	$5,458	25,051,094	$0.22
Adjustment to net income:
Assumed vesting of employee awards	88			59
Effect of dilutive securities:
Assumed vesting of employee awards		423,167			523,724
Diluted EPS of Class A common stock	$13,585	29,608,206	$0.46	$5,517	25,574,818	$0.22

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended December 31, 2019			Nine Months Ended December 31, 2018

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$40,177	27,710,607	$1.45	$25,525	23,329,134	$1.09
Adjustment to net income:
Assumed vesting of employee awards	267			327
Effect of dilutive securities:
Assumed vesting of employee awards		386,988			541,483
Diluted EPS of Class A common stock	$40,444	28,097,595	$1.44	$25,852	23,870,617	$1.08

The calculations of diluted earnings per share exclude 23,968,994 outstanding Class B and Class C units of HLA for the three and nine months ended December 31, 2019 and 27,819,930 outstanding Class B and Class C units of HLA for the three and nine months ended December 31, 2018, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

11. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $39,141 and $117,941 for the three and nine months ended December 31, 2019, respectively, and $33,724 and $97,168 for the three and nine months ended December 31, 2018, respectively. The Company earned incentive fees from Partnerships of $5,731 and $14,850 for the three and nine months ended December 31, 2019, respectively, and $10,267 and $24,857 for the three and nine months ended December 31, 2018, respectively.

The Company entered into a service agreement on June 1, 2017 with its joint venture pursuant to which it had expenses of $1,261 and $4,006 for the three and nine months ended December 31, 2019, respectively, and $1,277 and $3,725 for the three and nine months ended December 31, 2018, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $423 and $450 as of December 31, 2019 and March 31, 2019, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

The Company holds a convertible promissory note (the “Note”) issued by one of the Company’s equity method investees. The Note contains an option for the outstanding principal and any accrued interest to be converted to shares of the issuer under certain conditions. The carrying value of the Note was $877 and $678 as of December 31, 2019 and March 31, 2019, respectively, and is recorded in other assets in the Condensed Consolidated Balance Sheets.

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

Fees receivable from the Partnerships were $3,668 and $8,927 as of December 31, 2019 and March 31, 2019, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

In connection with HLA’s acquisition of Real Asset Portfolio Management LLC (“RAPM”) in 2017, the Company paid the remaining 50% of contingent compensation due to the former principals of RAPM, who are employees of the Company, during the nine months ended December 31, 2019. Such compensation was paid $3,824 in cash and $425 by issuing Class A common stock.

12. Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2019	2018
Cumulative-effect adjustment from adoption of accounting guidance	$—	$997
Shares issued for contingent compensation payment	$425	$425
Non-cash financing activities:
Dividends declared but not paid	$8,026	$5,325
Member distributions declared but not paid	$10,505	$8,206
Establishment of net deferred tax assets related to offerings	$37,394	$37,924

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and that did not meet the Company’s criteria for recognition in the amounts of $408,928 and $326,466, net of amounts attributable to non-controlling interests, at December 31, 2019 and March 31, 2019, respectively, and $3,704 at both December 31, 2019 and March 31, 2019 that has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $102,232 and $81,616 as of December 31, 2019 and March 31, 2019, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $132,899 and $123,637 as of December 31, 2019 and March 31, 2019, respectively.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. These leases have remaining lease terms of one year to six years, some of which have the option to extend for an additional five years or have the option to terminate within one year. In October 2019, the Company executed an agreement to lease office space for its new headquarters in suburban Philadelphia. The lessor is currently building the office space. The Company expects to gain access to the space to build various leasehold improvements in late fiscal 2021. At that time, the Company will then establish an ROU asset and a lease liability for the new lease.

Total operating lease costs were $1,239 and $3,649 for the three and nine months ended December 31, 2019, respectively. Total variable lease costs were $134 and $395 for the three and nine months ended December 31, 2019, respectively. Short-term lease costs were not material for the three and nine months ended December 31, 2019.

The following table shows other supplemental information related to the Company’s operating leases:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,323	$3,898

Weighted average remaining lease term (in years)		2.5
Weighted average discount rate		5.5%

As of December 31, 2019, the maturities of operating lease liabilities were as follows:

Remainder of FY2020	$1,290
FY2021	4,531
FY2022	2,868
FY2023	752
FY2024	389
Thereafter	244
Total lease payments	10,074
Less: imputed interest	(677)
Total operating lease liabilities	$9,397

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

14. Subsequent Events

On January 31, 2020, the Company entered into an asset purchase agreement for certain software from one of its equity method investees for cash of $5,000 and retirement of an agreed upon number of shares of that investee.

On February 4, 2020, the Company declared a quarterly dividend of $0.275 per share of Class A common stock to record holders at the close of business on March 16, 2020. The payment date will be April 6, 2020.

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
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $52 billion of our assets under management (“AUM”) as of December 31, 2019.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $14 billion of our AUM as of December 31, 2019.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $422 billion of assets under advisement (“AUA”) as of December 31, 2019.

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
Revenues from customized separate accounts are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. In certain cases, we also provide advisory and/or reporting services, and we therefore also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts. In these cases, we reduce the management fees on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.

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

Expenses
Compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits for employees, (b) equity-based compensation associated with the grants of restricted stock awards and (c) incentive fee compensation which consists of carried interest and performance fee allocations. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
Our compensation arrangements with our employees contain a significant bonus component driven by the results of our operations. Therefore, as our revenues, profitability and the amount of incentive fees earned by our customized separate accounts and specialized funds increase, our compensation costs rise.
Certain current and former employees participate in a carried interest plan whereby approximately 25% of incentive fees from certain of our specialized funds and customized separate accounts are awarded to plan participants. We record compensation expense payable to plan participants as the incentive fees become estimable and collection is probable.
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
Other Income (Expense)
Equity in income (loss) of investees primarily represents our share of earnings from our investments in our specialized funds and certain customized separate accounts in which we have a general partner commitment. Equity income primarily comprises our share of the net realized and unrealized gains (losses) and investment income, partially offset by the expenses from these investments.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended December 31, 2019 and 2018. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2019	2018	2019	2018
Revenues
Management and advisory fees	$59,837	$55,617	$179,584	$159,844
Incentive fees	8,301	10,379	17,532	25,347
Total revenues	68,138	65,996	197,116	185,191
Expenses
Compensation and benefits	23,369	23,843	70,368	73,236
General, administrative and other	15,877	13,916	43,938	36,659
Total expenses	39,246	37,759	114,306	109,895
Other income (expense)
Equity in income of investees	4,454	4,934	14,331	10,096
Interest expense	(651)	(767)	(2,213)	(2,260)
Interest income	196	82	624	167
Non-operating income	97	8,892	4,175	20,951
Total other income (expense)	4,096	13,141	16,917	28,954
Income before income taxes	32,988	41,378	99,727	104,250
Income tax expense	4,551	18,463	11,564	25,660
Net income	28,437	22,915	88,163	78,590
Less: Income attributable to non-controlling interests in general partnerships	44	681	593	1,075
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,896	16,776	47,393	51,990
Net income attributable to Hamilton Lane Incorporated	$13,497	$5,458	$40,177	$25,525

Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2019	2018	2019	2018
Management and advisory fees
Specialized funds	$27,789	$23,413	$81,733	$67,164
Customized separate accounts	22,618	21,594	67,047	63,087
Advisory	5,878	5,926	18,091	18,287
Reporting and other	2,237	2,260	6,492	6,373
Distribution management	1,108	1,975	3,169	3,773
Fund reimbursement revenue	207	449	3,052	1,160
Total management and advisory fees	59,837	55,617	179,584	159,844
Incentive fees	8,301	10,379	17,532	25,347
Total revenues	$68,138	$65,996	$197,116	$185,191

Three months ended December 31, 2019 compared to three months ended December 31, 2018
Total revenues increased $2.1 million, or 3%, to $68.1 million, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, due to an increase in management and advisory fees, partially offset by a decrease in incentive fees.
Management and advisory fees increased $4.2 million, or 8%, to $59.8 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. Specialized funds revenue increased $4.4 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, due primarily to a $3.8 million increase in revenue from our latest secondary fund, which added $1.4 billion in fee-earning AUM between periods, and a $0.6 million increase from our semi-liquid product, which added $0.2 billion in fee-earning AUM between periods. Management fees for our latest secondary fund included $1.1 million in retroactive fees for the three months ended December 31, 2019 compared to $0.9 million for our latest co-investment fund for the three months ended December 31, 2018. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.0 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Distribution management revenue decreased $0.9 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, due primarily to lower performance fees.
Incentive fees decreased $2.1 million to $8.3 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, due primarily to a $6.1 million decrease in incentive fees from one of our specialized funds, partially offset by $5.3 million in incentive fees from new accounts moving into a realized incentive fee position.
Nine months ended December 31, 2019 compared to nine months ended December 31, 2018
Total revenues increased $11.9 million, or 6%, to $197.1 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due to an increase in management and advisory fees, partially offset by a decrease in incentive fees.
Management and advisory fees increased $19.7 million, or 12%, to $179.6 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. Specialized funds revenue increased $14.6 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due primarily to an $8.0 million increase from our latest secondary fund, which added $1.4 billion in fee-earning AUM between periods and a $5.3 million increase in revenue from our latest co-investment fund, which added $0.5 billion in fee-earning AUM between periods. Management fees for our latest co-investment fund included $2.8 million in retroactive fees for the nine months ended December 31, 2019 compared to $1.1 million for the nine months ended December 31, 2018. Customized separate accounts revenue increased $4.0 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Fund reimbursement revenue increased $1.9 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due primarily to the recognition of fund reimbursements from our latest secondary fund. Distribution management revenue decreased $0.6 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due primarily to lower performance fees.

Incentive fees decreased $7.8 million to $17.5 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due primarily to an $8.7 million decrease in incentive fees from one of our specialized funds.
Expenses
Three months ended December 31, 2019 compared to three months ended December 31, 2018
Total expenses increased $1.5 million, or 4%, to $39.2 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018 due to an increase in general, administrative and other expenses, partially offset by a decrease in compensation and benefits expenses.
Compensation and benefits expenses decreased $0.5 million, or 2%, to $23.4 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, due primarily to a decrease in incentive fee compensation. Base compensation and benefits decreased $0.2 million, or 1%, for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, due primarily to a decrease in incentive fee related bonus expense compared to the prior year period. Incentive fee compensation decreased $0.5 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, due to the decrease in incentive fee revenue.
General, administrative and other expenses increased $2.0 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. This change consisted primarily of a $1.0 million increase in legal related expenses and a $1.0 million increase in technology and office related expenses.
Nine months ended December 31, 2019 compared to nine months ended December 31, 2018
Total expenses increased $4.4 million, or 4%, to $114.3 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018 due to an increase in general, administrative and other expenses, partially offset by a decrease in compensation and benefits expenses.
Compensation and benefits expenses decreased $2.9 million, or 4%, to $70.4 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due to a non-recurring contingent compensation payment in 2018 related to the RAPM acquisition, partially offset by an increase in base compensation and benefits. Base compensation and benefits increased $3.0 million, or 5%, for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation decreased $1.2 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due to the decrease in incentive fee revenue. Contingent compensation related to the RAPM acquisition decreased $5.1 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due to the earnout period ending in 2018.
General, administrative and other expenses increased $7.3 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. This change consisted primarily of a $2.0 million increase in technology and office related expenses, a $1.9 million increase in commissions from fund closings in the current year period, a $1.3 million increase in consulting and professional fees, and a $1.2 million increase in legal-related expenses.

Other Income (Expense)
The following table shows the equity in income of investees included in other income (expense):

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2019	2018	2019	2018
Equity in income of investees
Primary funds	$235	$635	$1,691	$1,577
Direct/co-investment funds	2,947	2,253	7,512	4,356
Secondary funds	367	614	1,302	1,545
Customized separate accounts	875	1,334	4,002	2,599
Other equity method investments	30	98	(176)	19
Total equity in income of investees	$4,454	$4,934	$14,331	$10,096

Three months ended December 31, 2019 compared to three months ended December 31, 2018
Other income decreased $9.0 million to $4.1 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, due primarily to a decrease in non-operating income.
Equity in income of investees decreased $0.5 million to $4.5 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. This was due primarily to a $0.5 million decrease in gains from our customized separate accounts and a $0.4 million decrease in gains from our primary funds, partially offset by a $0.7 million increase in gains from our direct/co-investment funds.
Non-operating income decreased $8.8 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018, due primarily to an $8.3 million decrease to the tax receivable agreement liability for the three months ended December 31, 2018 related to changes in state tax rate estimates.
Nine months ended December 31, 2019 compared to nine months ended December 31, 2018
Other income decreased $12.0 million to $16.9 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due primarily to a decrease in non-operating income, partially offset by an increase in equity in income of investees.
Equity in income of investees increased $4.2 million to $14.3 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018. This was due primarily to a $3.2 million increase in gains from our direct/co-investment funds and a $1.4 million increase in gains from our customized separate accounts for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018.
Non-operating income decreased $16.8 million for the nine months ended December 31, 2019 compared to the nine months ended December 31, 2018, due primarily to a $6.1 million decrease in gains from the sale of technology investments and a $9.1 million decrease to the tax receivable agreement liability for the nine months ended December 31, 2018 related to changes in state tax rate estimates.
Income Tax Expense
The Company’s effective tax rate was 13.8% and 44.6% for the three months ended December 31,

2019 and 2018, respectively, and 11.6% and 24.6% for the nine months ended December 31, 2019 and 2018, respectively. These rates were less than the statutory rate due primarily to the portion of income allocated to the non-controlling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments. The effective tax rates for the three and nine months ended December 31, 2018 included provision to return adjustments related to the state income tax apportionment impact on estimated deferred tax assets as of December 31, 2018.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2019			2019
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$22,877	$13,134	$36,011	$22,160	$11,434	$33,594
Contributions (1)	1,030	639	1,669	2,554	2,707	5,261
Distributions (2)	(547)	(256)	(803)	(1,389)	(624)	(2,013)
Foreign exchange, market value and other (3)	(73)	1	(72)	(38)	1	(37)
Balance, end of period	$23,287	$13,518	$36,805	$23,287	$13,518	$36,805

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

Three months ended December 31, 2019
Fee-earning AUM increased $0.8 billion to $36.8 billion during the three months ended December 31, 2019, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.4 billion, or 2%, to $23.3 billion for the three months ended December 31, 2019. Customized separate accounts contributions were $1.0 billion for the three months ended December 31, 2019, due primarily to new allocations from existing clients. Distributions were $0.5 billion for the three months ended December 31, 2019 due to $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base and $0.2 billion from accounts reaching the end of their term.
Specialized funds fee-earning AUM increased $0.4 billion, or 3%, to $13.5 billion for the three months ended December 31, 2019. Specialized fund contributions were $0.6 billion for the three months ended December 31, 2019, due primarily to $0.3 billion from new commitments to our secondary fund in market during the period and $0.3 billion in contributions from funds earning fees on a net invested capital fee base. Distributions were $0.3 billion for the three months ended December 31, 2019, due to

$0.2 billion from returns of capital in funds earning fees on a net invested capital fee base and $0.1 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired.
Nine months ended December 31, 2019
Fee-earning AUM increased $3.2 billion to $36.8 billion during the nine months ended December 31, 2019, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.1 billion, or 5%, to $23.3 billion for the nine months ended December 31, 2019. Customized separate accounts contributions were $2.6 billion for the nine months ended December 31, 2019, due primarily to new allocations from existing clients. Distributions were $1.4 billion for the nine months ended December 31, 2019 due to $0.6 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.6 billion from accounts reaching the end of their term, and $0.2 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired.
Specialized funds fee-earning AUM increased $2.1 billion, or 18%, to $13.5 billion for the nine months ended December 31, 2019. Specialized fund contributions were $2.7 billion for the nine months ended December 31, 2019, due primarily to $1.4 billion from new commitments to our secondary fund in market during the period and $0.2 billion from new commitments to our co-investment fund in market during the period. Distributions were $0.6 billion for the nine months ended December 31, 2019, due to $0.3 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired and $0.3 billion from returns of capital in funds earning fees on a net invested capital fee base.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2019	2018	2019	2018
Net income attributable to Hamilton Lane Incorporated	$13,497	$5,458	$40,177	$25,525
Income attributable to non-controlling interests in general partnerships	44	681	593	1,075
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,896	16,776	47,393	51,990
Incentive fees (1)	(8,301)	(10,379)	(17,532)	(25,347)
Incentive fee related compensation (2)	3,895	4,746	8,204	10,716
Interest income	(196)	(82)	(624)	(167)
Interest expense	651	767	2,213	2,260
Income tax expense	4,551	18,463	11,564	25,660
Equity in income of investees	(4,454)	(4,934)	(14,331)	(10,096)
Contingent compensation related to acquisition	—	—	—	5,100
Non-operating income	(97)	(8,892)	(4,175)	(20,951)
Fee Related Earnings	$24,486	$22,604	$73,482	$65,765
Depreciation and amortization	771	619	2,379	1,759
Equity-based compensation	1,761	1,594	5,244	4,778
Incentive fees (1)	8,301	10,379	17,532	25,347
Incentive fees attributable to non-controlling interests (1)	(102)	(387)	(262)	(651)
Incentive fee related compensation (2)	(3,895)	(4,746)	(8,204)	(10,716)
Interest income	196	82	624	167
Adjusted EBITDA	$31,518	$30,145	$90,795	$86,449

(1) Incentive fees for the nine months ended December 31, 2018 includes $3.2 million of non-cash carried interest. Of the $3.2 million, $2.5 million is included in net income and $0.7 million is attributable to non-controlling interests.
(2) Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation. Incentive fee related compensation for the nine months ended December 31, 2018 excludes compensation expense related to the recognition of incentive fees included in net income from one of our co-investment funds of $2.5 million as the related incentive fee compensation was recognized in fiscal 2016.

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three and nine months ended December 31, 2019 and 2018:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per-share amounts)	2019	2018	2019	2018

Net income attributable to Hamilton Lane Incorporated	$13,497	$5,458	$40,177	$25,525
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,896	16,776	47,393	51,990
Income tax expense	4,551	18,463	11,564	25,660
Contingent compensation related to acquisition	—	—	—	5,100
Adjusted pre-tax net income	32,944	40,697	99,134	108,275
Adjusted income taxes (1)	(7,841)	(7,408)	(23,594)	(25,661)
Adjusted net income	$25,103	$33,289	$75,540	$82,614

Weighted-average shares of Class A common stock outstanding - diluted	29,608,206	25,574,818	28,097,595	23,870,617
Exchange of Class B and Class C units in HLA (2)	23,968,994	27,819,930	25,431,059	29,531,158
Adjusted shares outstanding	53,577,200	53,394,748	53,528,654	53,401,775

Non-GAAP earnings per share	$0.47	$0.62	$1.41	$1.55

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.8% for the nine month period ended December 31, 2019 and 23.7% for the nine month period ended December 31, 2018 applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through September 30, 2019 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.3%	853 bps	965 bps
PEF VI	2007	494	478	1.7	12.4%	170 bps	509 bps
PEF VII	2010	262	202	1.6	16.1%	202 bps	620 bps
PEF VIII	2012	427	27	1.4	15.9%	440 bps	786 bps
PEF IX	2015	517	30	1.8	36.6%	2,203 bps	2,512 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	-	-	362	1.5	17.1%	1,330 bps	1,173 bps
Secondary Fund I	2005	360	353	1.2	5.2%	111 bps	339 bps
Secondary Fund II	2008	591	558	1.6	21.8%	669 bps	1,082 bps
Secondary Fund III	2012	909	405	1.6	23.3%	1,014 bps	1,440 bps
Secondary Fund IV	2016	1,916	119	1.6	31.3%	1,678 bps	1,954 bps
Secondary Fund V	2019	1,376	N/A	N/A	N/A	N/A	N/A
Co-investments
Pre-Fund	-	-	244	1.9	21.3%	1,653 bps	1,600 bps
Co-Investment Fund	2005	604	450	1.2	3.3%	(268) bps	(17) bps
Co-Investment Fund II	2008	1,195	803	2.7	22.8%	1,050 bps	1,429 bps
Co-Investment Fund III	2014	1,243	188	2.7	60.7%	4,778 bps	5,158 bps
Co-Investment Fund IV	2018	1,698	N/A	N/A	N/A	N/A	N/A

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	50	1.3	17.9%	814 bps	1,182 bps
Strat Opps 2016	2016	214	109	1.2	22.2%	1,407 bps	1,637 bps
Strat Opps 2017	2017	435	141	1.2	22.9%	1,923 bps	1,872 bps
Strat Opps 2018	2018	889	62	1.1	18.2%	1,260 bps	1,595 bps

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.3%	9.7%	853 bps	378 bps	965 bps	485 bps
PEF VI	2007	494	511	1.6	1.6	12.0%	9.2%	110 bps	(128) bps	451 bps	206 bps
PEF VII	2010	262	283	1.5	1.5	13.4%	9.4%	(18) bps	(417) bps	392 bps	(16) bps
PEF VIII	2012	427	384	1.3	1.3	11.0%	8.0%	(74) bps	(390) bps	280 bps	(42) bps
PEF IX	2015	517	388	1.4	1.3	18.2%	16.0%	574 bps	390 bps	906 bps	725 bps
PEF X	2018	278	55	1.1	1.0	16.9%	3.0%	619 bps	(853) bps	984 bps	(583) bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	111 bps	(62) bps	339 bps	158 bps
Secondary Fund II	2008	591	595	1.5	1.5	20.3%	14.0%	501 bps	(131) bps	920 bps	275 bps
Secondary Fund III	2012	909	827	1.4	1.4	16.5%	13.1%	384 bps	14 bps	782 bps	417 bps
Secondary Fund IV	2016	1,916	1,670	1.3	1.2	21.7%	22.4%	903 bps	1,234 bps	1,261 bps	1,598 bps
Secondary Fund V	2019	1,376	70	1.1	N/A	36.9%	N/A	3,512 bps	N/A	3,589 bps	N/A
Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,653 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.4%	(1.0)%	(548) bps	(721) bps	(296) bps	(474) bps
Co-Investment Fund II	2008	1,195	1,137	2.2	1.9	19.3%	15.6%	712 bps	328 bps	1,096 bps	708 bps
Co-Investment Fund III	2014	1,243	1,248	1.5	1.4	17.4%	13.7%	527 bps	169 bps	872 bps	506 bps
Co-Investment Fund IV	2018	1,698	951	1.2	1.1	24.2%	22.3%	1,455 bps	1,290 bps	1,799 bps	1,581 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	14.2%	10.9%	539 bps	215 bps	859 bps	530 bps
Strat Opps 2016	2016	214	214	1.2	1.2	12.3%	9.9%	535 bps	318 bps	716 bps	496 bps
Strat Opps 2017	2017	435	442	1.2	1.1	12.1%	9.6%	738 bps	475 bps	795 bps	554 bps
Strat Opps 2018	2018	889	779	1.1	1.1	11.2%	10.2%	408 bps	180 bps	733 bps	535 bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to September 30, 2019. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of December 31, 2019 and March 31, 2019, our cash and cash equivalents, including investments in money market funds, were $81.6 million and $49.4 million, respectively.
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

Term Loan and Revolving Credit Facility
In August 2017, we entered into a Term Loan and Security Agreement (the “Term Loan Agreement”) and a Revolving Loan and Security Agreement (the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the “Loan Agreements”). Proceeds from the Loan Agreements were utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility.

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

As of December 31, 2019 and March 31, 2019, the principal amount of debt outstanding equaled $67.5 million and $71.3 million, respectively. The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain (i) a specified amount of management fees in each fiscal year during the term of each of the Loan Agreements, (ii) adjusted EBITDA less dividend distributions on a trailing six-month basis of $12.5 million or greater, tested semi-annually, and (iii) a specified tangible net worth during each fiscal year during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2019 and March 31, 2019, we were required to maintain approximately $3.1 million and $2.2 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
Cash Flows
Nine Months Ended December 31, 2019 and 2018

	Nine Months Ended December 31,
($ in thousands)	2019	2018
Net cash provided by operating activities	$108,055	$106,909
Net cash used in investing activities	(29,230)	(5,647)
Net cash used in financing activities	(45,684)	(69,517)
Operating Activities
Our net cash flow provided by operating activities was $108.1 million and $106.9 million during the nine months ended December 31, 2019 and 2018, respectively. These operating cash flows were driven primarily by:
•net income of $88.2 million and $78.6 million during the nine months ended December 31, 2019 and 2018, respectively;

•proceeds received from investments of $8.5 million and $11.7 million during the nine months ended December 31, 2019 and 2018, respectively, which represent a return on investment from specialized funds and certain customized separate accounts; and
•net change in operating assets and liabilities of $15.2 million and $22.0 million during the nine months ended December 31, 2019 and 2018, respectively, primarily for the accruals related to our annual bonus program that is paid in March.
Investing Activities
Our net cash flow used in investing activities was $29.2 million and $5.6 million during the nine months ended December 31, 2019 and 2018, respectively. These amounts were driven primarily by:
•net contributions to investments of $30.3 million and $22.5 million during the nine months ended December 31, 2019 and 2018, respectively;
•proceeds from the sales of technology investments of $6.4 million and $22.5 million during the nine months ended December 31, 2019 and 2018, respectively; and
•purchases of other investments of $4.0 million during the nine months ended December 31, 2019.
Financing Activities
Our net cash flow used in financing activities was $45.7 million and $69.5 million during the nine months ended December 31, 2019 and 2018, respectively. Cash used in financing activities was attributable primarily to:
•secured financing proceeds received of $15.8 million during the nine months ended December 31, 2019;
•dividends paid of $21.0 million and $13.4 million during the nine months ended December 31, 2019 and 2018, respectively; and
•distributions to HLA members of $36.6 million and $41.9 million during the nine months ended December 31, 2019 and 2018, respectively.

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
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of December 31, 2019. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
 As of December 31, 2019, we had $67.5 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 2.75%, was 3.75% as of December 31, 2019.
Based on the floating rate component of our Loan Agreements payable as of December 31, 2019, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.7 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective at December 31, 2019 due to the existence of a previously reported material weakness in our internal control over financial reporting. This material weakness related to insufficient information technology general controls for one information technology system that supports the Company’s financial reporting process. The material weakness was identified and discussed in Part II, Item 9A of our 2019 Form 10-K. The material weakness did not result in any identified misstatements to the audited consolidated financial statements or disclosures in our 2019 Form 10-K, or any restatements of our audited and unaudited consolidated financial statements or disclosures for any previously reported periods.
Notwithstanding the identified material weakness, management, including our Chief Executive Officer and Chief Financial Officer, believes the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in accordance with GAAP.
Changes in Internal Control over Financial Reporting
We have commenced our remediation efforts in connection with the identification of the material weakness discussed above and have taken the following steps during the quarter ended December 31, 2019:
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
Other than the changes discussed above, there have been no changes to our internal control over financial reporting during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

45

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
The following table provides information about our share repurchase activity for the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2019	—	$—	—	$50,000,000
November 1-30, 2019	—	$—	—	$50,000,000
December 1-31, 2019	—	$—	—	$50,000,000
Total	—	$—

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
Item 5. Other Information
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On February 4, 2020, in connection with Randy M. Stilman’s previously announced retirement from Hamilton Lane, and in consideration of his contributions and dedicated service to Hamilton Lane, the Compensation Committee of HLI’s Board of Directors approved a modification to Mr. Stilman’s outstanding restricted stock awards under HLI’s 2017 Equity Incentive Plan, as amended (the “Plan”), to accelerate the vesting on a total of 6,400 shares of Class A common stock to March 14, 2020. An additional 5,703 shares of restricted Class A common stock held by Mr. Stilman will also vest on that date pursuant to the previously disclosed terms of the Plan.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1	Offer Letter between the Company and Atul Varma, dated November 25, 2019	8-K	10.1	1/2/20	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of February, 2020.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller