Form 10-K
period 2020-03-31
Hamilton Lane INC
filed 2020-05-28
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2019, based on the closing price of $56.96 as reported by the Nasdaq Stock Market, was approximately $1,450.1 million.
As of May 26, 2020, there were 29,842,497 shares of the registrant’s Class A common stock and 22,049,727 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2020 annual meeting of stockholders.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will”, “expect”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to: our ability to manage growth, fund performance, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to fund commitments; our ability to comply with investment guidelines set by our clients; our ability to manage the effects of events outside of our control; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
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

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider with approximately $69 billion of assets under management (“AUM”), and approximately $434 billion of assets under advisement (“AUA”). We work with our clients to conceive, structure, build out, manage and monitor portfolios of private markets funds and direct investments, and we help them access a diversified set of such investment opportunities worldwide. Our clients are principally large, sophisticated, global investors that rely on our private markets expertise, deep industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the increasing complexity and opacity of private markets investing. While some maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. We were founded in 1991 and have been dedicated to private markets investing for almost three decades. We currently have approximately 400 employees, including 121 investment professionals, operating throughout the United States and in London, Hong Kong, Munich, Rio de Janeiro, Seoul, Sydney, Tel Aviv, Tokyo and Toronto. A significant majority of our employees have equity interests in our Company.
We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $54 billion of our AUM as of March 31, 2020.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $15 billion of our AUM as of March 31, 2020.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $434 billion of AUA as of March 31, 2020.
•Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions from private equity funds.
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
Our client and investor base included over 500 institutions and intermediaries as of March 31, 2020, and is broadly diversified by type, size and geography. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth, and U.S. state pension funds. In addition, we believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 5% of management and advisory fee revenues. For the year ended March 31, 2020, our top 10 clients generated approximately 21% of management and advisory fee revenues, and our top 20 clients generated approximately 33% of management and advisory fee revenues with all of our top 20 clients having multiple allocations, products or services with us. A significant portion of our revenue base is recurring and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients, providing highly predictable cash flows.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2020, we had AUM of approximately $69 billion, reflecting a 17% compound annual growth rate (“CAGR”) from March 31, 2016, and our AUM increased in each fiscal year during this timeframe. We had approximately $434 billion of AUA as of March 31, 2020, reflecting a 19% CAGR from March 31, 2016, and our AUA increased in each fiscal year during this timeframe.
Finally, we believe that our strong culture is a key factor driving our success in developing and maintaining high-quality relationships with clients, prospects, other business partners and current/potential employees. We are proud that this culture has been recognized annually by Pensions & Investments (“P&I”) magazine, a leading investment publication, as a “Best Place to Work in Money Management” since P&I’s inception in 2012. We are one of just five firms to hold this distinction. In addition, Hamilton Lane has been recognized by the Central Penn Business Journal as a “Best Place to Work in Pennsylvania,” also for the last eight consecutive years.
We believe diversity and inclusion are a core part of our corporate mission to enrich lives and safeguard futures, leveraging our status as a global leader in the private markets to promote diversity and inclusion to the benefit of employees, clients, the community and our industry overall. Our Diversity & Inclusion Council, formed in 2016, aims to raise awareness primarily internally, but also externally, about the importance and benefits of fostering an inclusive work environment and culture. As of March 31, 2020, 53% of our employees were minorities or women and 46% of departments were led by minorities or women. The HL Women’s Exchange’s goal of breaking down generational, regional, and hierarchical walls creates opportunities for the free flow of ideas, support, and sponsorship between women in the firm. As of March 31, 2020, approximately 39% of our employees were women and 31% of senior leadership roles were held by women (compared to an industry average of 15%). We believe that our culture will continue to play an important role in supporting our future growth.

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

In connection with the IPO, we completed a series of transactions in order to effect a corporate reorganization, which we refer to collectively throughout this Form 10-K as the “Reorganization”. As part of the Reorganization, we changed our structure to what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the legacy owners (through the tax receivable agreement) when they ultimately exchange their pass-through interests for shares of Class A common stock or, at our election, for cash. HLI has dual-class common stock, the rights of which are described in more detail below. The below chart summarizes our organizational structure as of March 31, 2020.

Class B Holders(1)
Public Investors / Direct HLI Stockholders
Class B common stock
88.1% voting interest
de minimis economic interest
Class A common stock
100% economic interest
11.9% voting interest
Hamilton Lane Incorporated
Class A units(2)
Sole Managing Member
55.1% economic interest
Class B units(1)
41.3% economic interest
Class C Holders(1)
Class C units(1)
3.6% economic interest
Hamilton Lane Advisors, L.L.C.

(1)The Class B Holders, who hold Class B units, and Class C Holders, who hold Class C units, are pre-IPO owners of our business who continue to hold their interests directly in HLA. Class B units and Class C units may be exchanged on a one-for-one basis for shares of Class A common stock or, at our election, for cash, pursuant to and subject to the restrictions set forth in the exchange agreement.
(2)We hold all of the Class A units of HLA, representing the right to receive approximately 55.1% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.

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
A “Sunset” is triggered by any of the following: (i) Hartley R. Rogers, Mario L. Giannini and their respective permitted transferees collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units and Class C units have been exchanged for Class A common stock); (ii) Mr. Rogers, Mr. Giannini, their respective permitted transferees and employees of us and our subsidiaries cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock; (iii) Mr. Rogers and Mr. Giannini both voluntarily terminate their employment and all directorships with HLA and us (other than by reason of death or, in each case as determined in good faith by our board of directors, disability, incapacity or retirement); or (iv) the occurrence of the later of March 31, 2027 or the end of the fiscal year in which occurs the fifth anniversary of the death of the second to die of Mr. Rogers and Mr. Giannini. A Sunset triggered under clauses (i), (ii) and (iii) during the first two fiscal quarters will generally become effective at the end of that fiscal year, and a Sunset triggered under clauses (i), (ii) and (iii) during the third or fourth fiscal quarters will generally become effective at the end of the following fiscal year. A Sunset pursuant to clause (iv) will become effective on the occurrence of the latest event listed in clause (iv), unless a Sunset is also triggered under clause (i) or (ii) that would result in an earlier Sunset, in which case the earlier Sunset will result.

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

Our Class B common stockholders collectively hold 88% of the combined voting power of our common stock. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLAI, our controlling stockholder. The parties to the stockholders agreement control approximately 88% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

When a Class B Holder exchanges Class B units pursuant to the exchange agreement, it will result in the redemption and cancellation of the corresponding number of shares of our Class B common stock in exchange for a cash payment of the par value of such shares and, therefore, will decrease the aggregate voting power of our Class B Holders.
Business Strategy
The alternative investment industry has experienced significant and consistent growth, which we expect to continue and contribute to our future growth in the long term. Given our leading market position and strong reputation in investing and client service, our objective is to continue to leverage the following strategic advantages to exceed the industry growth rate.
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
Expand globally. Over the past 18 years, we have substantially grown our global presence, both in terms of clients and investments, by expanding our international offices as well as our client presence. We have built a significant presence to serve clients in Europe, Latin America, the Middle East, Asia, Australia and Canada, and we have offices in London, Munich, Rio de Janeiro, Tel Aviv, Hong Kong, Seoul, Tokyo, Sydney and Toronto. In each of these places, we serve major institutional clients, and we review and commit capital to established local private markets funds on behalf of our clients. Our aim is to continue expanding our global presence through further direct investment in personnel, development of client relationships and increased investments with, and direct and co-investments alongside, established private markets fund managers.
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
In addition to continually expanding our own database, we develop strategic partnerships with, and opportunistically seek minority stakes in, innovative solutions providers such as Private Market Connect (data collection and management), Black Mountain (allocation software), Cobalt (benchmarking and diligence), Canoe Intelligence (document digitalization and processing) and iCapital Network (high-net-worth fundraising portal).

Investment Types
We provide our clients access to private markets investment opportunities diversified across financing stages, geographic regions and industries through the investment types described below.
•Primary Investments. Primary investments are investments in private markets funds at the time the funds are initially launched. At the time we commit capital to a fund on behalf of our specialized funds or customized separate accounts, the investments that the fund will make are generally not known and investors typically have very little or no ability to influence the investments that are made during the fund’s investment period. Primary funds usually have a contractual duration of between 10 and 15 years, with the capital typically deployed over a period of four to six years. For advisory and customized separate account clients, our investment recommendations and decisions are designed to achieve specific portfolio construction and return objectives mutually developed by us and the clients. Subject to specific client investment guidelines, we rarely invest in “first time” funds unless the management team has previously worked successfully together and built a credible and impressive track record.
•Secondary Investments. Secondary investments are investments in private markets funds through secondary market purchases of existing fund interests from existing limited partners in those funds. The private secondary market is a non-regulated private market in which buyers and sellers directly negotiate the terms of transactions. The secondary market has grown dramatically in the last 20 years and today provides a reliable liquidity option for owners of private markets interests as well as attractive buying opportunities for secondary investors. Institutional investors utilize the secondary market for strategic portfolio rebalancing, rationalizing overlapping positions resulting from mergers and acquisitions or providing liquidity when facing cash constraints.
Secondary transactions typically fall within the following categories:
◦Single Funds: These transactions are often too small for the larger secondary funds and brokers and can be accessed through proprietary or less competitive sourcing methods.
◦Subset Portfolios: In these transactions, we typically target a multi-fund portfolio with limited information and/or transfer restrictions.
◦Structured/Direct Transactions: These transactions typically involve the direct purchase of companies alongside an existing or new manager, including fund manager spin-outs and fund manager restructurings.
•Direct/co-investments. Direct/co-investments are direct investments alongside private markets funds in underlying portfolio companies. Our direct/co-investment strategy starts with actively soliciting the managers of private markets funds in which we have made investments to offer our specialized funds and customized separate accounts all direct/co-investment opportunities that may arise from their investment operations.
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
•Strategic Opportunities Funds: Our Strategic Opportunities funds are short duration, private markets funds that seek to create a portfolio of opportunistically oriented, private markets investments that generate attractive risk-adjusted returns through a flexible and diversified investment strategy. The funds seek to invest across the entire capital structure and primarily utilize credit direct/co-investments, as well as tail-end secondary investments, to create a portfolio biased toward shorter-duration exposures and downside protection, including a current yield component. The Strategic Opportunities funds also may seek to layer into the portfolio construction opportunistic investments, including unique equity positions and investments in areas of market dislocation. These funds leverage our existing platform to generate additional attractive deal flow.
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
Our investment process has six key steps: investment origination; preliminary screening; due diligence evaluation; financial analysis; investment evaluation and decision-making; and negotiation, documentation and closing. Each step is described below:
•Investment Origination. Fund managers raising new funds and seeking institutional investors typically market their funds directly to us. For secondary investments and direct/co-investments, we aggressively pursue attractive opportunities through our network of fund manager relationships, consultants and, to a lesser extent, third-party distributors.
•Preliminary Screening. For primary fund investment opportunities, including real estate, the screening process consists of a formal review of any private placement memorandum that we receive from a prospective fund manager. A screening memo is prepared by the fund investment team and the investment committee makes a decision whether to proceed to due diligence or decline the investment opportunity. For secondary and direct/co-investment opportunities, each investment is evaluated by the respective investment teams and the most attractive opportunities are reviewed in a formal screening process by the investment committee.
•Due Diligence Evaluation. For primary fund investments that proceed past the initial screening process, we meet in person with the fund manager (conditions permitting). A meeting memo prepared by the investment team based on the meeting is presented to the investment committee for a formal vote. If we elect to move forward, we issue a detailed questionnaire to the fund manager. We subsequently conduct a site visit at the fund manager’s office. Lastly, we prepare a final investment report, which provides details on the manager’s performance, merits and issues, as well as in-depth analysis of the portfolio.
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
•Financial Analysis. All investment opportunities that pass the initial due diligence review undergo a quantitative, rigorous financial and valuation review. For primary investments, financial analysis includes a thorough review of the fund manager’s historical track record, in which we seek to identify the drivers of return.
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
•Investment Evaluation and Decision-Making. Throughout the due diligence process, the investment team meets periodically with members of the investment committee in an iterative, dynamic “give and take” process leading to the investment decision stage.
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
•Negotiation, Documentation and Closing. Upon recommendation of an investment, we attend to all aspects of the negotiation, documentation and closing processes. Our in-house legal team is mobilized to review the transaction documents, including, in the case of direct/co-investments, the governing documents of the direct/co-investment vehicle and stockholders or comparable agreement setting forth the rights of the direct/co-investors. Throughout the documentation and closing process, the investment team and the legal team work closely together to maximize economic terms and legal rights and protections for our clients and our specialized funds.
Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through December 31, 2019 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
Specialized Fund Performance
We organize, invest and manage primary, secondary and direct/co-investment funds. Our funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. Below is performance information across our various specialized funds. Substantially all of these funds are globally focused, and they are grouped by the investment strategy utilized.
Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.4%	852 bps	964 bps
PEF VI	2007	494	478	1.7	12.4%	157 bps	494 bps
PEF VII	2010	262	219	1.6	16.2%	200 bps	611 bps
PEF VIII	2012	427	37	1.3	10.8%	(119) bps	240 bps
PEF IX	2015	517	30	1.8	35.9%	2,081 bps	2,387 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	—	—	362	1.5	17.1%	1,329 bps	1,173 bps
Secondary Fund I	2005	360	353	1.2	5.2%	113 bps	340 bps
Secondary Fund II	2008	591	559	1.5	21.7%	663 bps	1,076 bps
Secondary Fund III	2012	909	429	1.6	22.6%	933 bps	1,355 bps
Secondary Fund IV	2016	1,916	152	1.7	33.1%	1,754 bps	2,048 bps
Secondary Fund V	2019	1,376	N/A	N/A	N/A	N/A	N/A
Co-investments
Pre-Fund	—	—	244	1.9	21.3%	1,654 bps	1,600 bps
Co-Investment Fund	2005	604	450	1.2	3.3%	(268) bps	(17) bps
Co-Investment Fund II	2008	1,195	830	2.6	22.1%	970 bps	1,347 bps
Co-Investment Fund III	2014	1,243	188	2.6	58.9%	4,459 bps	4,926 bps
Co-Investment Fund IV	2018	1,698	38	2.4	78.3%	6,539 bps	7,049 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	50	1.3	17.9%	816 bps	1,184 bps
Strat Opps 2016	2016	214	114	1.2	21.8%	1,357 bps	1,596 bps
Strat Opps 2017	2017	435	162	1.2	21.0%	1,722 bps	1,686 bps
Strat Opps 2018	2018	889	62	1.1	18.2%	1,260 bps	1,595 bps
Strat Opps 2019	2019	762	N/A	N/A	N/A	N/A	N/A

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.4%	9.8%	852 bps	379 bps	964 bps	486 bps
PEF VI	2007	494	511	1.6	1.6	11.9%	9.2%	93 bps	(147) bps	431 bps	185 bps
PEF VII	2010	262	284	1.5	1.5	13.4%	9.4%	(60) bps	(457) bps	345 bps	(60) bps
PEF VIII	2012	427	390	1.3	1.3	10.4%	7.6%	(259) bps	(564) bps	86 bps	(222) bps
PEF IX	2015	517	406	1.4	1.4	18.4%	16.5%	386 bps	194 bps	710 bps	520 bps
PEF X	2018	278	87	1.1	1.0	21.6%	9.7%	162 bps	(1,185) bps	509 bps	(914) bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,329 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(61) bps	340 bps	159 bps
Secondary Fund II	2008	591	596	1.5	1.5	20.3%	14.1%	504 bps	(127) bps	922 bps	278 bps
Secondary Fund III	2012	909	828	1.4	1.4	15.5%	12.4%	221 bps	(112) bps	615 bps	286 bps
Secondary Fund IV	2016	1,916	1,861	1.3	1.3	22.4%	23.1%	627 bps	844 bps	971 bps	1,193 bps
Secondary Fund V	2019	1,376	332	1.1	1.8	56.2%	83.8%	3,960 bps	8,403 bps	4,143 bps	8,402 bps
Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,654 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.5%	(1.0)%	(549) bps	(722) bps	(297) bps	(476) bps
Co-Investment Fund II	2008	1,195	1,137	2.1	1.8	18.8%	15.1%	640 bps	257 bps	1,020 bps	633 bps
Co-Investment Fund III	2014	1,243	1,248	1.6	1.4	17.8%	14.3%	416 bps	75 bps	754 bps	406 bps
Co-Investment Fund IV	2018	1,698	1,014	1.2	1.2	22.9%	20.4%	552 bps	106 bps	874 bps	385 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	14.7%	11.3%	582 bps	254 bps	902 bps	569 bps
Strat Opps 2016	2016	214	214	1.2	1.2	13.1%	10.5%	594 bps	357 bps	784 bps	545 bps
Strat Opps 2017	2017	435	442	1.2	1.2	13.2%	10.5%	801 bps	518 bps	886 bps	625 bps
Strat Opps 2018	2018	889	826	1.1	1.1	10.9%	9.5%	289 bps	42 bps	628 bps	408 bps
Strat Opps 2019	2019	762	101	1.0	1.0	11.8%	(7.3)%	(605) bps	(3,129) bps	(288) bps	(2,406) bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to December 31, 2019. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Assets Under Management and Advisement
As of March 31, 2020, we had total AUA and AUM of approximately $503 billion, of which $69 billion represents AUM from our customized separate accounts and specialized funds, and $434 billion represents AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
AUM
Our AUM comprises primarily the assets associated with our customized separate accounts and specialized funds. We classify assets as AUM if we have full discretion over the investment decisions in an account. We calculate our AUM as the sum of:
(1)the NAV of our clients’ and funds’ underlying investments;
(2)the unfunded commitments to our clients’ and funds’ underlying investments; and
(3)the amounts authorized for us to invest on behalf of our clients and fund investors but not committed to an underlying investment.
Management fee revenue is based on a variety of factors and is not linearly correlated with AUM. However, we believe AUM is a useful metric for assessing the relative size and scope of our asset management business.

Our AUM has grown from approximately $37 billion as of March 31, 2016 to approximately $69 billion as of March 31, 2020, representing a CAGR of approximately 17%. The following chart summarizes this growth.

AUM
$70
$60
$50
$40
$30
$20
$10
$0
$ (Billions)
$7
$30
$9
$33
$11
$43
$11
$50
$15
$54
2016
2017
2018
2019
2020
(As of the fiscal year end March 31)
Customized Separate Accounts
Specialized Funds

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
Assets related to our advisory accounts have increased from approximately $215 billion as of March 31, 2016, to approximately $434 billion as of March 31, 2020, representing a CAGR of approximately 19%. Our AUA clients are predominately large institutional investors with 48% of AUA related to public pension funds and 34% related to sovereign wealth funds. Our AUA is diversified across geographies with approximately 47% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2016.

AUA
$ (Billions)
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
$215
$300
$397
$422
$434
2016
2017
2018
2019
2020
(As of the fiscal year end March 31)

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

Fee-Earning Assets Under Management
Fee-earning AUM is a metric we use to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and NAV of our customized separate accounts and specialized funds depending on the fee terms. Substantially all of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
Our calculations of fee-earning AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of fee-earning AUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.
As of March 31, 2020, our fee-earning AUM was approximately $39 billion compared to $69 billion in AUM. The difference is due primarily to $22 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by $2 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $10 billion is non fee-earning AUM.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2016.

Fee-Earning AUM
$40
$35
$30
$25
$20
$15
$10
$5
$0
$ (Billions)
$7
$17
$9
$18
$10
$21
$11
$22
$14
$25
2016
2017
2018
2019
2020
(As of the fiscal year end March 31)
Customized Separate Accounts
Specialized Funds

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
As of March 31, 2020, our client and investor base included over 500 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 5% of management and advisory fee revenues. Approximately 49% of our fiscal 2020 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our revenue base is recurring and, based on the long-term nature of our funds as well as long-term relationships with many of our clients, provides highly predictable cash flows. For the year ended March 31, 2020, our top 10 clients generated approximately 21% of management and advisory fee revenues, and our top 20 clients generated approximately 33% of management and advisory fee revenues.

Sales and Marketing
Our business development group consists of employees around the world, including in the United States, United Kingdom, Hong Kong, Japan, South Korea, Brazil, Israel, Australia, Canada and Germany. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in less developed private equity markets such as Asia and Australia. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we use third-party distributors in Asia and Latin America (other than Brazil).
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
Within the client service group, our portfolio management services group is dedicated to tracking and reporting on primary investments, secondary investments and direct/co-investments that we manage for our clients. This group also uses the services of third-party administrators and analysts, particularly with respect to specialized funds. We maintain a disciplined investment monitoring process designed to adapt portfolio allocation to enhance returns in our advisory and customized separate account portfolios, as well as in our specialized funds. Once a primary or secondary investment is closed, we have frequent conversations with private markets fund managers, hold periodic in-person meetings (conditions permitting) and attend annual meetings and advisory board meetings. This process generally is led by members of the investment team but also includes members of the relationship management team as well as other members of the senior management team. We have active advisory board seats on behalf of our clients and participate on numerous valuation committees.
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
Fees. While the specific terms of our contracts vary significantly from client to client, generally our customized separate account clients are charged asset-based fees annually on committed or net invested capital and/or net asset value. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. For some customized separate accounts, we charge clients annual fixed fees, and, in certain cases, we earn an incentive fee based on realized gains, particularly when the investment strategies include secondary investments and direct/co-investments. In certain cases, we also provide advisory and/or reporting services and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts, and therefore we also receive incentive fees based on realized gains of investments in our specialized funds and/or management fees under the terms of such funds. We reduce the management and/or incentive fees on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
Duration and Termination. Customized separate account contracts have varying durations of up to 12 years or indefinite terms, and typically can be terminated by our clients for any reason generally upon 30 to 90 days’ notice or can only be terminated for specified reasons. Some contracts provide for termination on shorter or longer notice. Some contracts provide for penalty fees to be paid to us if termination occurs before the end of the stated term in the absence of cause. See “Risk Factors—Risks Related to Our Business—Customized separate account and advisory account fee revenue is not a long-term contracted source of revenue and is subject to intense competition” included in Part I, Item 1A of this Form 10-K.
Structure. Our customized separate accounts are often structured through contractual arrangements involving an investment management agreement between us and the client. Alternatively, at the client’s request, we will establish a separate investment vehicle, generally structured as a limited partnership with the client as the sole limited partner and a wholly owned subsidiary of HLA as the general partner. Such limited partnerships are typically formed in Delaware or a non-U.S. jurisdiction, such as the Cayman Islands, in accordance with the client’s specifications. In certain cases, we have formed investment vehicles utilizing other forms, including Delaware limited liability companies, Cayman unit trusts and/or Luxembourg companies. Our capital commitment to such an investment vehicle is generally 1% of total capital commitments but in certain cases may be higher or lower. We manage these investment vehicles under an investment management agreement between the investment vehicle entity and us, and we manage all aspects of the vehicles, utilizing the services of third parties as needed, including administrators and custodial banks.
Specialized Funds
Since 1997, we have sponsored 29 primary funds, five secondary funds, eight direct/co-investment funds, six Strategic Opportunities funds, one social and environmental impact fund and one Small Business Investment Company fund. The terms of each fund vary. We have described below the key terms of these funds.
In addition, we sponsor funds designed to provide investors periodic liquidity, which primarily invest in secondaries and direct/co-investments (the “evergreen funds”). One evergreen fund is marketed to investors outside of the United States on a private placement basis, and in the United States, we have filed a preliminary prospectus with the SEC to offer a similar vehicle for U.S. investors, which will be registered under the Securities Act and as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Capital Commitments. Investors in our specialized funds, other than the evergreen funds, generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available and to fund operational expenses and other obligations. The commitments are generally available for investment for three to six years, during what we call the commitment period. However, our Strategic Opportunities funds have one- to two-year commitment periods and, in the case of one of our direct/co-investment funds, the investors do not commit capital at the commencement of the fund but rather have the right to make their own investment decisions as to each investment opportunity that we present to them. We typically have invested the capital committed to our funds, other than our Strategic Opportunities funds, over a three- to five-year period. Investors in the evergreen funds fund their investment at the time of subscription, and the proceeds may be invested by the funds at any time.
Structure. We conduct the management of our specialized funds, other than the evergreen funds, primarily through structures in which limited partnerships (or series thereof) organized by us accept commitments or funds from investors. The investors become limited partners in the funds and a separate entity that we form and control acts as the general partner. Our capital commitment to the fund is generally 1% of total capital commitments. HLA, to which we refer as the “Manager”, generally serves as the investment manager of our funds, including the evergreen funds. The Manager is registered as an investment advisor under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). Responsibility for helping a fund’s general partner with all aspects of the day-to-day operations of the fund generally is delegated to the Manager pursuant to an investment management agreement. The material terms of our investment management agreements relate to the scope of services to be rendered by the Manager to the applicable funds and certain rights of termination. The funds themselves do not register as investment companies under the Investment Company Act, in reliance on exemptions from such registration other than as described with respect to the evergreen funds.
The Manager generally makes all decisions concerning the making, monitoring and disposing of investments pursuant to authority delegated by the specialized fund’s general partner. The investors in the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by us as the Manager, typically in our sole discretion pursuant to authority delegated by the general partner, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner for cause or effect an early dissolution by supermajority vote, or in certain cases by a simple majority vote. In addition, the governing agreements of our funds typically require the suspension of the commitment period if, depending on the fund, between two and ten designated principals of the Manager cease to devote sufficient professional time to or cease to be employed by the Manager, often called a

“key man event”, or in connection with certain other events discussed under “—Duration, Redemption and Termination.” See “Risk Factors—Risks Related to our Business—Our ability to retain our senior management team and attract additional qualified investment professionals is critical to our success” included in Part I, Item 1A of this Form 10-K.
Management Fees. We earn management fees based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value in, our specialized funds. The management fee during the commitment period is often charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments or if the limited partners are investors in our other funds. Management fees would be reduced in the event that any monitoring, consulting, investment banking, advisory, transaction, directors’ or break-up or similar fees are paid to the fund’s general partner, the Manager or any of their affiliates or principals.
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
For each of our secondary funds, direct/co-investment funds, credit funds and evergreen funds, we generally earn carried interest equal to a fixed percentage of net profits, subject to a compounded annual preferred return that varies based on fund type. In our secondary funds, we generally earn carried interest on a full-return basis. In the case of certain of our direct/co-investment funds and evergreen funds, we earn carried interest on a deal-by-deal basis.
If, upon the final distribution of any of our specialized funds from which we earn carried interest, we and our affiliates have received cumulative carried interest in excess of the amount to which we would be entitled from the profits calculated for such investments in the aggregate, or if the limited partners have not received distributions equal to those to which they are entitled, the general partner will return such part of any carried interest to the limited partners as is necessary to ensure that they receive the amounts to which they are entitled, less taxes on the carried interest. We refer to these provisions as “clawbacks.” Most of our funds that provide for carried interest require a full return of capital and expenses to investors before any carried interest is paid to us, which minimizes the risk of a clawback obligation.
Duration, Redemption and Termination. Our specialized funds, other than our Strategic Opportunities funds and evergreen funds, generally terminate 10 to 14 years after either the first or last date on which a limited partner is admitted to the fund, or, in the case of certain funds, terminate on a specified anniversary date. Our main primary, secondary and direct/co-investment funds have an average term of approximately 12 years. Our Strategic Opportunities funds terminate five years after the last date on which a limited partner may be admitted to the fund. Our funds are generally subject to extension for up to two years at the discretion of the general partner and thereafter if consent of the requisite majority of limited partners or, in some cases, the fund’s advisory committee is obtained. Our evergreen funds do not have a fixed term.
Interests in our specialized funds, other than our evergreen funds, are not subject to redemption prior to termination of the funds. Termination or dissolution of the funds and the suspension of their commitment periods, however, can generally be accelerated upon the occurrence of certain customary events, including key man events, bankruptcy and similar events and the occurrence of fraud, willful malfeasance or gross negligence and other similar events. Such funds also may be terminated upon the affirmative vote, depending on the fund, of 75% to 85% of the total limited partner interests entitled to vote.
Advisory Services
We enter into written contracts with each of our advisory services clients. Advisory service clients are generally charged annual fixed fees, which vary depending on the services we provide. In limited cases, advisory service clients are charged basis point fees annually based on the amounts they have committed to invest pursuant to their agreements with us. In other cases, where our services are limited to monitoring and reporting on investment portfolios, clients are charged a fee based on the number of investments in their portfolio. We generally do not earn incentive fees based on advisory contracts.
Our advisory services contracts have various durations ranging from one year to indefinite terms. A number of our advisory service contracts have initial terms of approximately three years and then renew at the end of the initial term automatically or at the client’s option unless terminated earlier. Advisory contracts can typically be terminated by our clients for any reason upon short notice, generally 30 to 90 days, although some contracts provide for termination on shorter or longer notice or can only be terminated for specified reasons. Advisory contracts with governmental pension plans typically are subject to a renewal process involving our submission of information in response to a request for proposal (“RFP”) issued by the client. We submit extensive, detailed information pursuant to the RFP procedures, usually on a confidential basis, often in competition with other investment advisors bidding on the contract. In these cases, we generally do not know the identity of the other bidders or the substance of their proposals. The RFP procedures prohibit communications between bidders and the issuer of the RFP relating to the proposals during the bidding process.
Distribution Management
We enter into written contracts with each of our distribution management clients. These clients engage us to manage the liquidation of publicly traded securities that they receive as distributions from funds in which they are investors. Our agreements provide for either “managed liquidation” where the securities are sold within 90 days after distribution or “active management” where the securities may be sold over a longer period.
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
In order to grow our business, we must be able to compete effectively to maintain our existing client base and attract additional clients in advisory services, customized separate account and specialized fund areas of the business. Historically, we have competed principally on the basis of the factors listed below:
•Global access to private markets investment opportunities through our size, scale, reputation and strong relationships with private markets fund managers;
•Brand recognition and reputation within the investing community;
•Performance of investment strategies;
•Quality of service and duration of client relationships;
•Ability to provide a cost effective and comprehensive range of services and products; and
•Clients’ perceptions of our independence and the alignment of our interests with theirs created through our investment in our own products.
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
Our compliance team is led by our chief risk officer, who reports to our chief executive officer. Our chief risk officer has day-to-day management responsibility for the compliance team. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton

Lane Securities, LLC, our SEC- and FINRA-registered broker-dealer affiliate through which we offer interests in our specialized funds.
Regulatory Environment
Our business is subject to extensive regulation in the United States at both the federal and state level. Under these laws and regulations, the SEC and relevant state securities authorities have broad administrative powers, including the power to limit, restrict or prohibit an investment advisor from carrying on its business if it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment advisor and other registrations or licenses, censures and fines.
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

Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union (“EU”), the European Economic Area (“EEA”), the individual member states of each of the EU and EEA, Australia, Brazil, Canada, Hong Kong, Israel, Japan, South Korea and the United Kingdom (“U.K.”), we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements.
The application of some of these requirements and regulations to our business will likely change in connection with the exit of the U.K. from the EU (“Brexit”), which became official in January 2020. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority could potentially lose “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts rely upon for access to markets throughout the EU. In preparation for this, we worked with a third-party alternative investment fund manager (“AIFM”) based in Luxembourg to replace, prior to Brexit, our U.K.-based AIFM for our funds and certain customized separate accounts for the EU. We are also in the process of obtaining a MiFID II license for one of our EU-based (non-U.K.) subsidiaries in the event that the MiFID II license currently held by our U.K.-based subsidiary is no longer valid after Brexit. While we believe that taking these steps will help to ensure that we are able to continue to conduct business in the U.K. and the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected by, among other things, the legal status of the U.K. in relation to the EU, the political conditions in the U.K., the trade relations of the U.K. vis-à-vis other countries and the economic outlook in the U.K. See “Risk Factors—Risks Related to Our Business—Operational risks and data security breaches may disrupt our business, result in losses or limit our growth” and “Risk Factors—Risks Related to Our Business—Our international operations are subject to certain risks, which may affect our revenue” included in Part I, Item 1A of this Form 10-K for more information on the risks we face in connection with Brexit.
Employees
We currently have approximately 400 employees. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
•the performance of our funds is generally calculated on the basis of NAV of the funds’ investments, including unrealized gains, which may never be realized;
•our historical returns derive largely from the performance of our earlier funds, whereas future fund returns will depend increasingly on the performance of our newer funds or funds not yet formed;
•our newly established funds may generate lower returns during the period that they initially deploy their capital;
•competition continues to increase for investment opportunities, which may reduce our returns in the future;
•the performance of particular funds also will be affected by risks of the industries and businesses in which they invest; and
•we may create new funds that reflect a different asset mix and new investment strategies, as well as a varied geographic and industry exposure, compared to our historical funds, and any such new funds could have different returns from our previous funds.

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
As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our advisory and investment management businesses. For example, we may recommend that various advisory clients invest in specialized funds managed by us. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. As a registered investment advisor, we owe our clients a fiduciary duty and are required to provide disinterested advice. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, attract new clients or retain existing clients.
We have obligations to investors in our specialized funds and customized separate accounts and may have obligations to other third parties that may conflict with your interests.
 Our subsidiaries that serve as the general partners of or advisors to our specialized funds and customized separate accounts have fiduciary and contractual obligations to the investors in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties. As a result, we may take actions with respect to the allocation of investments among our specialized funds and customized separate accounts (including funds and accounts that have different fee structures), the purchase or sale of investments in our specialized funds and customized separate accounts, the structuring of investment transactions for those specialized funds and customized separate accounts, the advice we provide or other actions in order to comply with these fiduciary and contractual obligations. In addition, because our senior management and other professionals hold most of their economic interests in us through HLA, which is not subject to U.S. federal and state entity-level income taxes, and our Class A common stockholders hold their interests through Hamilton Lane Incorporated, which is subject to entity-level taxation as a corporation in the United States, conflicts relating to the selection and structuring of investments or other matters may arise between senior management and our other professionals, on the one hand, and the Class A stockholders of Hamilton Lane Incorporated, on the other hand.
Our ability to retain our senior management team and attract additional qualified investment professionals is critical to our success.
Our success depends on our ability to retain our senior management team and to recruit additional qualified investment, sales and other professionals. However, we may not be successful in our efforts to retain our senior management team, as the market for investment professionals is extremely competitive. The individuals that comprise our senior management team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss of any one of our senior management team could adversely affect certain client relationships or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, the governing agreements of our specialized funds typically require the suspension of the commitment period if, depending on the fund, between two and eight designated members of our senior management team cease to devote sufficient professional time to or cease to be employed by HLA, often called a “key man event,” or in connection with certain other events. The occurrence of a key man event could also affect investment periods under our limited partnership agreements. Any change to our senior management team could materially and adversely affect our business, financial condition and results of operations.

We intend to expand our business and may enter into new lines of business or geographic markets, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenue from asset management and advisory services. However, we may grow our business by offering additional products and services, by entering into new lines of business and by entering into, or expanding our presence in, new geographic markets. Introducing new types of investment structures, products and services could increase our operational costs and the complexities involved in managing such investments, including with respect to ensuring compliance with regulatory requirements and the terms of the investment. For example, we have recently undertaken business initiatives to reach an increasing number of retail investors, which exposes us to greater levels of risk, including heightened litigation and regulatory enforcement risks. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core business. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.
Entry into certain lines of business or geographic markets or the introduction of new types of products or services may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy leases, communication and information technology services, and depreciation and amortization are largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
A decline in the pace or size of fundraising or investments made by us on behalf of our specialized funds or customized separate accounts may adversely affect our revenues.
The revenues that we earn are driven in part by the amount of capital committed by our clients for investment, our fundraising efforts and the pace at which we make investments on behalf of our specialized funds and customized separate accounts. A decline in the pace or the size of fundraising efforts or investments may reduce our revenues. The private markets investing environment continues to see increased competition, which can make fundraising and the deployment of capital more difficult. In addition, many other factors could cause a decline in the pace of investment, including the inability of our investment professionals to identify attractive investment opportunities, decreased availability of capital on attractive terms and our failure to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy or financial markets. In addition, if we are unable to deploy capital at a pace that is sufficient to offset the pace of realizations, our fee revenues could decrease.
Our indebtedness may expose us to substantial risks.
We recently amended our existing Term Loan and Security Agreement (as amended, the “Term Loan Agreement”) and Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”) and entered into a new Multi-Draw Term Loan and Security Agreement (the “Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement and the Revolving Loan Agreement, the “Loan Agreements”) with First Republic Bank (“First Republic”). The Term Loan Agreement matures on July 1, 2027, the Revolving Loan Agreement matures on March 24, 2023 and the Multi-Draw Term Loan Agreement matures on July 1, 2030.

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
The Loan Agreements contain, and any future debt instruments may contain, financial and other covenants that impose requirements on us and limit our and our subsidiaries’ ability to engage in certain transactions or activities, such as:
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
• make certain modifications to certain other debt documents; and
• enter into certain agreements with respect to the repayment of indebtedness, the making of loans or advances, or the transfer of assets.
There can be no assurance that we will be able to maintain leverage levels in compliance with the financial covenants included in the Loan Agreements. These restrictions may limit our flexibility in operating our business, and any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default. Our obligations under the Loan Agreements are secured by substantially all of our assets. In the case of an event of default, creditors may exercise rights and remedies, including the rights and remedies of a secured party, under such agreements and applicable law, which could materially and adversely affect our business, financial condition and results of operations.

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
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, and, in the case of rising interest rates, decrease the value of fixed-rate debt investments made by our funds. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. Finally, limitations on the deductibility of interest expense on indebtedness used to finance our specialized funds’ investments reduce the after-tax rates of return on the affected investments and make it more costly to use debt financing. See “—Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.” Any of these factors may have an adverse impact on our business, results of operations and financial condition.
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
Defaults by clients and third-party investors in certain of our specialized funds and customized separate accounts could adversely affect that fund’s operations and performance.
Our business is exposed to the risk that clients that owe us money for our services may not pay us. We believe that this risk could potentially increase due to the current novel coronavirus (“COVID-19”) pandemic. Also, if investors in our specialized funds and certain customized separate accounts default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in most of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund may adversely affect our revenues.
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
There is a risk that our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to engage in fraudulent activity, violate regulatory standards or improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter misconduct, and the extensive precautions we take that seek to detect and prevent undesirable activity may not be effective in all cases. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of misconduct, our business and our reputation could be materially and adversely affected. See “—Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.”
If the investments we make on behalf of our specialized funds or customized separate accounts perform poorly, we may suffer a decline in our investment management revenue and earnings, and our ability to raise capital for future specialized funds and customized separate accounts may be materially and adversely affected.
Our revenue from our investment management business is derived from fees earned for our management of our specialized funds, customized separate accounts and advisory accounts, incentive fees, or carried interest, with respect to certain of our specialized funds and customized separate accounts, and monitoring and reporting fees. In the event that our specialized funds, customized separate accounts or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline, and it will be more difficult for us to raise capital for new specialized funds or gain new customized separate account clients in the future. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.

The timing at which we receive distributions of carried interest, an element of our revenues, can be sporadic and unpredictable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.
Our cash flow may fluctuate significantly due to the fact that we receive carried interest distributions only when investments are realized and achieve a certain preferred return based on performance. It takes a substantial period of time to identify attractive investment opportunities, raise all funds needed to make an investment and then realize the cash value (or other proceeds) of an investment. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized in cash (or other proceeds). We cannot predict when, or if, any realization of investments will occur, and thus, we cannot predict the timing or amounts of carried interest distributions to us. If we were to receive a distribution of carried interest in a particular quarter, it may have a significant impact on our results for that particular quarter, which may not be replicated in subsequent quarters. As a result, achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our Class A common stock.
Valuation methodologies for certain assets in our specialized funds and customized separate accounts can be significantly subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our specialized funds and customized separate accounts.
There are no readily ascertainable market prices for a large number of the investments in our specialized funds, customized separate accounts, advisory accounts or the funds in which we invest. The value of the fund investments of our specialized funds and customized separate accounts is determined periodically by us based on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer and other generally accepted valuation methodologies. The value of the co/direct-equity and credit investments of our specialized funds and customized separate accounts is determined periodically by us using independent third-party valuation firms to aid us in determining the fair value of these investments using generally accepted valuation methodologies. These may include references to market multiples, valuations for comparable companies, public or private market transactions, subsequent developments concerning the companies to which the securities relate, results of operations, financial condition, cash flows, and projections of such companies provided to the general partner and such other factors that we may deem relevant. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because the illiquid investments held by our specialized funds, customized separate accounts, advisory accounts and the funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs could result in losses for the applicable fund and the loss of potential incentive fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund NAVs, whether due to misinformation or otherwise, could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients. Further, we often engage third-party valuation agents to assist us with the valuations. It is possible that a material fact related to the target of the valuation might be inadvertently omitted from our communications with them, resulting in an inaccurate valuation.

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
In many cases, the companies in which our specialized funds, customized separate accounts or advisory accounts invest have indebtedness or equity securities, or may be permitted to incur indebtedness or to issue equity securities, that rank senior to our clients’ investments in our specialized funds, customized separate accounts or advisory accounts. By their terms, these instruments may provide that their holders are entitled to receive payments of dividends, interest or principal on or before the dates on which payments are to be made in respect of our clients’ investments. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a company in which one or more of our specialized funds, customized separate accounts or advisory accounts hold an investment, holders of securities ranking senior to our clients’ investments would typically be entitled to receive payment in full before distributions could be made in respect of our clients’ investments. After repaying senior security holders, the company may not have any remaining assets to use for repaying amounts owed in respect of our clients’ investments. To the extent that any assets remain, holders of claims that rank equally with our clients’ investments would be entitled to share on an equal and ratable basis in distributions that are made out of those assets. Also, during periods of financial distress or following an insolvency, our ability to influence a company’s affairs and to take actions to protect investments by our specialized funds, customized separate accounts or advisory accounts may be substantially less than that of those holding senior interests.
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
Risk management applies to our investment management operations as well as to the investments we make for our specialized funds and customized separate accounts. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to the COVID-19 pandemic. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business or offer new products, our historical data may be incomplete. Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including our right to receive incentive fees.
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

Operational risks and data security breaches may disrupt our business, damage our reputation, result in financial losses or limit our growth.
We rely heavily on our financial, accounting, compliance, monitoring, reporting and other data processing systems. Any failure or interruption of these systems, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, malicious actors, acts of terrorism or war or otherwise, could result in a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, and thus materially and adversely affect our business. Although we have back-up systems in place, including back-up data storage, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. In recent years, we have substantially upgraded and expanded the capabilities of our data processing systems and other operating technology, and we expect that we will need to continue to upgrade and expand these capabilities in the future to avoid disruption of, or constraints on, our operations. We may incur significant costs to further upgrade our data processing systems and other operating technology in the future.
In addition, we are dependent on the effectiveness of our information security policies, procedures and capabilities designed to protect our computer, network and telecommunications systems and the data such systems contain or transmit. Attacks on our information technology infrastructure could enable the attackers to gain access to and steal our proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds. Attacks could range from those common to businesses generally to those that are more advanced and persistent, which may target us because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about our clients and potential investments.
Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We and our employees have been and expect to continue to be the target of “phishing” attacks, and the subject of impersonations and fraudulent requests for money, and other forms of activities. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the EU. See “—Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our clients’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we experience a cybersecurity incident, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology, administration, payroll, tax, legal and compliance matters. Their inability or failure to perform as expected or in accordance with the terms of their engagements with us could have a material adverse effect on the operation of our business. These third-party service providers could also experience any of the above cybersecurity threats, fraudulent activities or security breaches, and as a result, unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties, cybersecurity incidents involving these third parties or failures of their information systems and technology could impair the quality of our funds’ operations, affect our reputation and adversely affect our business, financial condition and results of operations.
Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Our compliance obligations include those relating to state laws, such as the California Consumer Privacy Act (“CCPA”), which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the GDPR, which applies to all organizations processing or holding personal data of EU data subjects (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. Penalties for non-compliance can be material. Serious breaches of the GDPR include fines on companies of up to the greater of €20 million or 4% of global group turnover in the preceding year, regulatory action and reputational risk. Our business is subject to many privacy laws in addition to the CCPA and GDPR. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our services. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.
While we have taken various measures to help ensure that our policies, processes and systems are in compliance with our obligations, our potential liability remains, particularly given the continued and rapid development of privacy laws and regulations around the world, varied requirements from jurisdiction to jurisdiction, increased enforcement action and significant monetary penalties. Any inability, or perceived inability, to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of client confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to seek compliance with such laws and regulations continues to increase.
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
• terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic events that reduce business activity;
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
A significant amount of the investments of our specialized funds, customized separate accounts and advisory accounts include private markets funds that are located outside the United States or that invest in portfolio companies located outside the United States. Such non-U.S. investments involve certain factors not typically associated with U.S. investments, including risks related to (i) currency exchange matters, such as exchange rate fluctuations between the U.S. dollar and the foreign currency in which the investments are denominated, and costs associated with conversion of investment proceeds and income from one currency to another, (ii) differences between the U.S. and foreign capital markets, including the absence of uniform accounting, auditing, financial reporting and legal standards, practices and disclosure requirements and less government supervision and regulation, (iii) certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, the risks of political, economic or social instability, and (iv) the possible imposition of foreign taxes with respect to such investments or confiscatory taxation. These risks could adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts that are invested in securities of non-U.S. companies, which would adversely affect our business, financial condition and results of operations.
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
In addition, in January 2020, the U.K. withdrew from the European Union, with a transition period currently expected to end in December 2020. Until that deadline, the U.K. will effectively be treated as a member-state of the EU with respect to applicable rules and regulations. Our business may be adversely affected by Brexit due to, among other things, disruption of the free movement of goods, services, capital, and people between the U.K. and the EU as well as potential changes to the legal and regulatory environment in the region. Furthermore, as a result of Brexit, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority may no longer be able to avail themselves of passporting rights under certain EU directives (such as the AIFMD and MiFID II) to provide services and perform activities in the U.K. and other parts of Europe. This may have an adverse impact on our results including the cost of, risk to, manner of conducting, and location of, our European business and our ability to hire and retain key staff in Europe. This may also adversely impact the markets in which we operate; the funds we manage or advise; our fund investors and our ability to raise capital from them; and ultimately the returns that may be achieved. While we have taken measures designed to allow us to continue to conduct our business in both the U.K. and the EU, Brexit may increase our cost of conducting business, interfere with our ability to market our products and provide our services and generally make it more difficult for us to pursue our objectives in the region.
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
Political parties in several other member states of the EU have similarly proposed that a referendum be held on their country’s membership in the EU. It is unclear whether any other member states of the EU will hold such referendums, but further disruption and legal uncertainty can be expected if there are.
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
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor liquidity and willingness to invest, investment terms and conditions, brand recognition and business reputation. Our investment management business competes with a variety of traditional and alternative asset managers, commercial banks, investment banks and other financial institutions, and we expect that competition will continue to increase. A number of factors serve to increase our competitive risks:
• some of our competitors have more relevant experience, greater financial and other resources and more personnel than we do;
• there are relatively few barriers to entry impeding new asset management firms, including a relatively low cost of entering these lines of business, and the successful efforts of new entrants into our various lines of business is expected to continue to result in increased competition;
• if allocation of assets to alternative investment strategies increases, there will be increased competition for alternative investments and access to fund general partners and managers;
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
Difficult market and geopolitical conditions can adversely affect our business in many ways, including by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets or adversely affecting our ability to conduct our business.
Our business can be materially affected by difficult financial market and economic conditions and events throughout the world that are outside our control, including rising interest rates, inflation, the availability of credit, changes in laws, trade barriers, public health crises, terrorism or political uncertainty. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them.
Market deterioration could cause us, the specialized funds and customized separate accounts we manage or the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. More costly and restrictive financing may also adversely impact the returns of our co-investments in leveraged buyout transactions and, therefore, adversely affect the results of operations and financial condition of our co-investment funds.
Our business could generate lower revenue in a general economic downturn or a tightening of global credit markets. While our revenue continued to grow during the economic downturn beginning in 2008, we may not experience a similar outcome during subsequent downturns, including the current one triggered by the COVID-19 pandemic. A general economic downturn or tightening of global credit markets may result in reduced opportunities to find suitable investments and make it more difficult for us, or for the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios, leading to a decrease in incentive fee revenue. Any reduction in the market value of the assets we manage will not likely be reported until one or more quarters after the end of the applicable performance period due to an inherent lag in the valuation process of private markets investments. This can result in a mismatch between stated valuation and current market conditions and can lead to delayed revelations of changes in performance and, therefore, delayed effects on our clients’ portfolios. If our clients reduce their commitments to make investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, our revenue or net income could decline as a result of lower fees being paid to us. Further, if, due to the lag in reporting, their decision to do so is made after the initial effects of a market downturn are felt by the rest of the economy, the adverse effect we experience as a result of that decision could likewise adversely affect our results of operations on a delayed basis.
Geopolitical concerns and other global events, such as political developments, economic instability, natural disasters, civil unrest, trade conflicts, war or threat of war, terrorist attacks, pandemics or other severe public health events are examples of other conditions and events outside of our control that can materially and adversely affect our ability to conduct our business, as well as the value of our investments. See “—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and may adversely impact our financial condition and results of operations.”
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
The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and may adversely impact our financial condition and results of operations.
The outbreak of the COVID-19 pandemic led much of the world to institute stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation and other restrictions on businesses and their operations, which has adversely impacted global commercial activity and contributed to significant volatility and a downturn in global financial markets. While some of these restrictions are being relaxed or lifted in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains, and jurisdictions may reimpose them in an effort to mitigate risks to public health. Moreover, even where restrictions are and remain lifted, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. As a result, we are unable to predict the ultimate adverse impact of the pandemic, but it has affected, and may further affect, our business in various ways, including, but not limited to, the following:
•We operate our business globally, with clients and offices across North America, Europe, Asia-Pacific, Latin America and the Middle East. The ability to easily travel and meet with prospective and current clients in person helps build and strengthen our relationships with them in ways that telephone and video conferences may not always afford. In addition, the ability of our employees to conduct their daily work in our offices helps to ensure a level of productivity that may not be achieved when coming to the office every day is not an option. Further, our investment strategies target opportunities globally. Restrictions on travel and public gatherings as well as stay-at-home orders mean that most of our client and prospect meetings are not currently taking place in person, and the vast majority of our employees are working from home. As a consequence, our ability to market our funds and raise new business has been impeded (which may result in lower or delayed revenue growth), it has become more difficult to conduct due diligence on investments (which can impede the identification of investment risks) and an extended period of remote working by our employees could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks.
•A slowdown in fundraising activity could result in delayed or decreased management fees compared to prior periods. In addition, in light of declines in public equity markets and other components of their investment portfolios, investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, or may be prohibited by new laws or regulations from funding existing commitments. We may also experience a slowdown in the deployment of our capital, which could also adversely affect our ability to raise capital for new or successor funds.
•While the market dislocation caused by COVID-19 may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could impact revenue, particularly for specialized funds and customized separate accounts that charge fees on invested capital.
•Our liquidity and cash flows may be adversely impacted by declines or delays in realized incentive fees and management fee revenues. As of March 31, 2020, we have $50.1 million in available cash and $125 million in availability under our Loan Agreements.
•Our specialized funds and customized separate accounts invest in industries that have been materially impacted by the COVID-19 pandemic, including healthcare, travel, entertainment, hospitality and retail. Companies in these industries are facing operational and financial hardships resulting from the pandemic, and if conditions do not improve, they could continue to suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of the investments. Underlying investments within our specialized funds and customized separate accounts reflect valuations determined as of December 31, 2019, which is prior to the time when the pandemic started to adversely impact global economies and, therefore, we will likely have a negative valuation adjustment in the next quarter based on March 31, 2020 valuations. Adverse investment valuations would directly impact our unrealized carried interest, AUM and AUA.

•COVID-19 presents a threat to our employees’ well-being and morale. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. Further, local COVID-19-related laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us to increased risk of litigation for non-compliance.
•We anticipate that regulatory oversight and enforcement will become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the recent volatility in the financial markets.
We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of availability of a treatment or vaccine for COVID-19; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.
Our business activities are subject to laws, rules and regulations with which we seek to comply. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our results of operations, financial condition, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate.
Governmental authorities around the world have implemented or are implementing financial system and participant regulatory reform in reaction to volatility and disruption in the global financial markets, financial institution failures and financial frauds. Such reform includes, among other things, additional regulation of investment funds, as well as their managers and activities, including compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; implementation of capital requirements; limitations on compensation to managers; and books and records, reporting and disclosure requirements. We cannot predict with certainty the impact on us, our specialized funds or customized separate accounts, or on private markets funds generally, of any such reforms. Any of these regulatory reform measures could have an adverse effect on our specialized funds’ and customized separate accounts’ investment strategies or our business model. We may incur significant expense in order to comply with such reform measures and may incur significant liabilities if regulatory authorities determine that we are not in compliance.
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. For example, the U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), enacted in December 2017, resulted in fundamental changes to the Code, including, among many other things, a reduction to the federal corporate income tax rate, a partial limitation on the deductibility of business interest expense, a limitation on the deductibility of certain director and officer compensation expense, limitations on net operating loss carrybacks and carryovers and changes relating to the scope and timing of U.S. taxation on earnings from international business operations. Subsequent legislation, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted on March 27, 2020, relaxed certain of the limitations imposed by the Tax Act for certain taxable years, including the limitation on the use and carryback of net operating losses and the limitation on the deductibility of business interest expense. The exact impact of the Tax Act and the CARES Act for future years is difficult to quantify, but these changes could materially affect our investors, the companies in which our funds invest, or us. In addition, other changes could be enacted in the future to increase the corporate tax rate, limit further the deductibility of interest, subject carried interests to more onerous taxation or effect other changes that could have a material adverse effect on our business, results of operations and financial condition. Such changes could also include increases in state taxes and other changes to state tax laws to replenish state and local government finances depleted by costs attributable to the COVID-19 pandemic and the reduction in tax revenues due to the accompanying economic downturn.
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
Our advisory and investment management businesses are subject to regulation in the United States, including by the Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Code, the Commodity Exchange Act, and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In the wake of highly publicized financial scandals, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of new and proposed regulations that may affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our specialized funds or customized separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Brexit may result in our being subject to new and increased regulations if we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.

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
In addition, HLA is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, HLA has fiduciary duties to its clients. A failure to comply with the obligations imposed by the Investment Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in examinations, investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition and results of operations.
The Foreign Investment Risk Review Modernization Act significantly increased the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). Once the reform legislation is fully implemented through the rulemaking process, CFIUS will have the authority to review and potentially recommend that the President of the United States block or impose conditions on non-controlling investments in critical infrastructure and critical technology companies and in companies collecting or storing sensitive data of U.S. citizens, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments.
In the EU, the MiFID II requires, among other things, all MiFID investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility.
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
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the EU, the EEA, the individual member states of each of the EU and EEA, the U.K., Hong Kong, Korea, Brazil and Japan, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. Outside the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.
It is expected that additional laws and regulations will come into force in the EEA, the EU, and other countries in which we operate over the coming years. These laws and regulations may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from investors. In addition, Brexit may have adverse economic, political and regulatory effects on the operation of our business. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.
Volatile market, political and economic conditions can adversely affect investments made by our specialized funds, customized separate accounts and advisory accounts.
The global financial markets are currently experiencing volatility and disruption due to the COVID-19 pandemic. Volatility and disruption in the equity and credit markets, whatever the cause, could adversely affect the portfolio companies in which the private markets funds invest, which, in turn, would adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts. For example, the lack of available credit or the increased cost of credit may materially and adversely affect the performance of funds that rely heavily on leverage such as leveraged buyout funds. Disruptions in the debt and equity markets may make it more difficult for funds to exit and realize value from their investments, because potential buyers of portfolio companies may not be able to finance acquisitions and the equity markets may become unfavorable for IPOs. In addition, the volatility will directly affect the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the valuation of the investments of our specialized funds, customized separate accounts and advisory accounts. Any or all of these factors may result in lower investment returns. Governmental authorities have undertaken, and may continue to undertake, a variety of initiatives designed to strengthen and stabilize the economy and the financial markets. However, there can be no assurance that these initiatives will be successful, and there is no way to predict the ultimate impact of the disruption or the effect that these initiatives will have on the performance of our specialized funds, customized separate accounts or advisory accounts.
Investments in many industries have experienced significant volatility over the last several years. The ability to realize investments depends not only on our investments and the investments made by the private markets funds and portfolio companies in which we invest and their respective results and prospects, but also on political and economic conditions, which are out of our control. Continued volatility in political or economic conditions, including an outbreak or escalation of major hostilities, public health crises, declarations of war, terrorist actions or other substantial national or international calamities or emergencies, could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Our Organizational Structure
Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Additionally, we are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. An adverse report may be issued in the event our independent registered public accounting firm is not satisfied with the level at which our controls are documented, designed or operating.
A material weakness is a deficiency, or combination of deficiencies, in internal controls, such that there is a reasonable possibility that a material misstatement of the entity’s financial statements will not be prevented, or detected and corrected on a timely basis. A significant deficiency is a deficiency, or combination of deficiencies, in internal controls that is less severe than a material weakness, yet important enough to merit attention by those charged with governance. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods. Investors may also lose confidence in the accuracy and completeness of our financial reports, the market price of our Class A common stock could be negatively affected, and we could become subject to investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

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
Our only material asset is our interest in HLA, and we are accordingly dependent upon distributions from HLA to pay dividends, taxes and other expenses.
HLI is a holding company and has no material assets other than its ownership of membership units in HLA and certain deferred tax assets. As such, HLI does not have any independent means of generating revenue. We intend to cause HLA to make pro rata distributions to its members, including us, in an amount at least sufficient to allow us to pay all applicable taxes, to make payments under the tax receivable agreement we have entered into with the direct and indirect members of HLA, and to pay our corporate and other overhead expenses. To the extent that HLI needs funds, and HLA is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect our liquidity and financial condition.
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
We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either Hamilton Lane Incorporated or HLA is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. HLA does not have significant assets other than its equity interests in certain wholly owned subsidiaries, which in turn have no significant assets other than general partner interests in the specialized funds we sponsor. These wholly owned subsidiaries are the sole general partners of the funds and are vested with all management and control over the funds. We do not believe the equity interests of HLA in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the funds are investment securities. Hamilton Lane Incorporated’s unconsolidated assets consist primarily of cash, a deferred tax asset and Class A units of HLA, which represent the managing member interest in HLA. Hamilton Lane Incorporated is the sole managing member of HLA and holds an approximately 55.1% economic interest in HLA. As managing member, Hamilton Lane Incorporated exercises complete control over HLA. As such, we do not believe Hamilton Lane Incorporated’s managing member interest in HLA is an investment security. Therefore, we believe that less than 40% of Hamilton Lane Incorporated’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe Hamilton Lane Incorporated is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to continue to conduct our operations so that Hamilton Lane Incorporated will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause Hamilton Lane Incorporated to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including HLA) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among HLA, us or our senior management team, or any combination thereof and materially and adversely affect our business, financial condition and results of operations.
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
Because members of our senior management team hold most of their economic interest in HLA through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.
Because members of our senior management team hold most of their economic interest in HLA directly through holding companies rather than through ownership of shares of our Class A common stock, they may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior management team have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.
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
The approximately 24 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders will be eligible for resale from time to time, subject to certain exchange timing and volume and Securities Act restrictions.
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
Since our IPO, our board of directors has declared regular quarterly dividends on our Class A common stock. Although we expect to continue to pay cash dividends to our stockholders, our board of directors may, in its discretion, increase or decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of HLA to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the tax receivable agreement) and pay dividends to our stockholders. We expect to cause HLA to make distributions to its members, including us. However, the ability of HLA to make such distributions will be subject to its operating results, cash requirements and financial condition, restrictive covenants in the Loan Agreements and applicable Pennsylvania law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
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

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties
We lease our corporate headquarters and principal offices, which are located at One Presidential Boulevard, Bala Cynwyd, Pennsylvania 19004. We also lease additional office space in Bala Cynwyd, Pennsylvania, as well as Hong Kong, London, Miami, Munich, New York, Portland (Oregon), Rio de Janeiro, San Diego, San Francisco, Seoul, Sydney, Herzliya, Israel (a suburb of Tel Aviv), Tokyo and Toronto. We plan to move operations from both Bala Cynwyd offices to our new corporate headquarters in Conshohocken, Pennsylvania in late fiscal 2021, assuming no material delays in construction of the new space. We entered a lease agreement for the space in October 2019. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings
In the ordinary course of business, we may be subject to various legal, regulatory and/or administrative proceedings from time to time. Although there can be no assurance of the outcome of such proceedings, our management does not believe it is probable that any pending or, to our knowledge, threatened legal proceeding or claim would individually or in the aggregate materially affect our consolidated financial statements.
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

Holders of Record

As of May 26, 2020, there were seven stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of May 26, 2020, there were 35 stockholders of record of our Class B common stock.

Dividend Policy
We declared a quarterly dividend of $0.275 per share of Class A common stock to record holders in each quarter of fiscal 2020. On May 28, 2020, we declared a quarterly dividend of $0.3125 per share of Class A common stock to record holders at the close of business on June 15, 2020. The payment date will be July 7, 2020. We do not pay dividends on our Class B common stock.
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
Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on March 1, 2017 (the date our Class A common stock began trading on Nasdaq) through March 31, 2020, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 1, 2017, and dividends reinvested in the security or index.
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

	3/1/17	3/31/17	3/31/18	3/31/19	3/31/20
Hamilton Lane Incorporated	$100.00	$103.61	$211.93	$253.14	$327.52
S&P 500	100.00	98.75	112.54	123.22	114.62
Dow Jones US Asset Managers Index	100.00	96.85	120.71	101.29	86.49

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2020	—	$—	—	$50,000,000
February 1-29, 2020	—	$—	—	$50,000,000
March 1-31, 2020	100,174	$58.26	—	$50,000,000
Total	100,174	$58.26
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

Item 6. Selected Financial Data

The following selected consolidated income statement data for the years ended March 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of March 31, 2020 and 2019 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated income statement data for the years ended March 31, 2017 and 2016, and the selected consolidated balance sheet data as of March 31, 2018, 2017 and 2016 are derived from our audited consolidated financial statements not included in this Form 10-K. This information should be read in conjunction with, and is qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K. The data presented below for periods before our IPO does not reflect the added costs we incur as a public company. Our historical results are not necessarily indicative of the results to be expected in the future.

		Year Ended March 31,
	2020	2019	2018	2017		2016
Income Statement Data		(in thousands, except per share amounts)
Revenues
Management and advisory fees	$244,920	$217,773	$195,030	$172,674		$157,630
Incentive fees	29,128	34,406	49,003	7,146		23,167
Total revenues	274,048	252,179	244,033	179,820		180,797
Total expenses	157,619	147,955	121,080	103,705		118,963
Total other income (expense)	24,315	25,333	16,677	(1,361)		(5,113)
Income before income taxes	140,744	129,557	139,630	74,754		56,721
Income tax expense	13,968	30,560	33,333	316		869
Net income	126,776	98,997	106,297	74,438		55,852
Less: Income attributable to non-controlling interests	65,951	65,424	88,956	73,826		55,852
Net income attributable to Hamilton Lane Incorporated	$60,825	$33,573	$17,341	$612		$—
Earnings per share of Class A common stock:
Basic	$2.17	$1.41	$0.94	$0.03	(1)
Diluted	$2.15	$1.40	$0.93	$0.03	(1)
Dividends declared per share of Class A common stock	$1.10	$0.85	$0.70	$—
Non-GAAP Financial Measures
Fee Related Earnings(2)	100,978	89,901	81,223	72,252		70,381
Adjusted EBITDA(2)	127,292	117,736	132,586	83,031		67,785
Other Data
Compensation expense on deferred incentive fee revenue(3)	—	—	—	—		20,348
Balance Sheet Data
Cash and cash equivalents	$50,124	$49,357	$47,596	$32,286		$68,584
Investments	207,747	154,491	137,253	120,147		102,749
Total assets	473,529	360,591	293,795	240,617		196,636

Deferred incentive fee revenue	3,704	3,704	6,245	45,166		45,166
Debt	74,524	70,954	84,162	84,310		243,317
Total liabilities	236,128	190,869	157,721	153,990		308,574

Total equity (deficit)	237,401	169,722	136,074	86,627		(111,938)
Total liabilities and equity	473,529	360,591	293,795	240,617		196,636

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
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2020, fiscal 2019 and fiscal 2018 are to our fiscal years ended March 31, 2020, 2019 and 2018, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $54 billion of our AUM as of March 31, 2020.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $15 billion of our AUM as of March 31, 2020.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $434 billion of AUA as of March 31, 2020.
•Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions from private equity funds.
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
In addition to the aforementioned macroeconomic and sector-specific trends, we believe the following factors will influence our future performance:
•The extent to which investors favor alternative investments. Our ability to attract new capital is partially dependent on investors’ views of alternative assets relative to traditional publicly listed equity and debt securities. We believe fundraising efforts will continue to be impacted by certain fundamental asset management trends that include: (1) the increasing importance and market share of alternative investment strategies to investors in light of an increased focus on lower-correlated and absolute levels of return; (2) the increasing demands of the investing community, including the potential for fee compression and changes to other terms; (3) shifting asset allocation policies of institutional investors; and (4) increasing barriers to entry and growth.
•Our ability to generate strong returns. We must continue to generate strong returns for our investors through our disciplined investment diligence process in an increasingly competitive market. The ability to attract and retain clients is partially dependent on returns we are able to deliver versus our peers. The capital we are able to attract drives the growth of our AUM and AUA and the management and advisory fees we earn.
•Our ability to source investments with attractive risk-adjusted returns. An increasing part of our management fee and incentive fee revenue has been from our co-investment and secondary investment platforms. The continued growth of this revenue is dependent on our continued ability to source attractive investments and deploy the capital that we have raised or manage on behalf of our clients. Because we are selective in the opportunities in which we invest, the capital deployed can vary from year to year. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and expected duration of such investment opportunity. A significant decrease in the quality or quantity of potential opportunities could adversely affect our ability to source investments with attractive risk-adjusted returns.
•Our ability to maintain our data advantage relative to competitors. We believe that the general trend towards transparency and consistency in private markets reporting will create new opportunities for us to leverage our databases and analytical capabilities. We intend to use these advantages afforded to us by our proprietary databases, analytical tools and deep industry knowledge to drive our performance, provide our clients with customized solutions across private markets asset classes and continue to differentiate our products and services from those of our competitors. Our ability to maintain our data advantage is dependent on a number of factors, including our continued access to a broad set of private market information on an on-going basis, as well as our ability to maintain our investment scale, considering the evolving competitive landscape and potential industry consolidation.
•Our ability to continue to expand globally. We believe that many institutional investors outside the United States are currently underinvested in private markets asset classes and that capturing capital inflows into private capital investing from non-U.S. global markets represents a significant growth opportunity for us. Our ability to continue to expand globally is dependent on our ability to continue building successful relationships with investors internationally and subject to the evolving macroeconomic and regulatory environment of the various countries where we operate or in which we invest.
•Increased competition to work with top private equity fund managers. There has been a trend amongst private markets investors to consolidate the number of general partners in which they invest. At the same time, an increasing flow of capital to the private markets has often times resulted in certain funds being oversubscribed. This has resulted in some investors, primarily smaller investors or less strategically important investors, not being able to gain access to certain funds. Our ability to invest and maintain our sphere of influence with these high-performing fund managers is critical to our investors’ success and our ability to maintain our competitive position and grow our revenue.
•Unpredictable global macroeconomic conditions. Global economic conditions, including political environments, financial market performance, interest rates, credit spreads or other conditions beyond our control, all of which affect the performance of the assets underlying private market investments, are unpredictable and could negatively affect the performance of our clients’ portfolios or the ability to raise funds in the future.
•Increasing regulatory requirements. The complex regulatory and tax environment could restrict our operations and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities.

Impact of Covid-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which continues to spread and cause significant disruption and uncertainty in the global economic markets. We are closely monitoring developments related to the COVID-19 pandemic, and assessing any negative impacts to our business. Our fiscal 2020 financial results have not been materially impacted by the COVID-19 pandemic based upon the timing of the outbreak, but our results could be adversely affected in the future if conditions do not improve. See “Risk Factors—Risks Related to Our Industry—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and may adversely impact our financial condition and results of operations”. As of March 31, 2020, we have adequate liquidity with $50.1 million in available cash and $125 million in availability under our Loan Agreements.
Given the amount of uncertainty currently regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on our business, but it could result in the following:
•Investment valuations may be adversely impacted due to the disruption in global economic markets either because of valuation methodologies that rely on public market comparables or as a result of decreases in current or future estimated performance of underlying portfolio companies. Our underlying investments reflect valuations as of December 31, 2019 and, therefore, we expect our valuation adjustments will be adversely impacted in line with public markets and credit indices in the next quarter based on March 31, 2020 valuations. The adverse investment valuations would also directly impact our investments, unrealized carried interest, AUM and AUA.
•Incentive fee revenue may decrease as the ability of general partners to exit existing investments may be limited due to uncertainty in the global economic markets.
•While the market dislocation caused by COVID-19 may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could impact revenue, particularly for specialized funds and customized separate accounts that charge fees on invested capital.
•Restrictions on travel and social distancing requirements implemented globally may challenge our ability to fundraise for new products or raise new business, which may result in lower or delayed revenue growth compared to prior periods. Investors may also limit the amount of capital they are willing to commit given the current uncertainties in global markets and economies.
•The vast majority of our employees are working remotely. An extended duration of remote working could lead to additional operational risks, such as greater cybersecurity threats. COVID-19 presents a threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the implementation of certain strategic plans.

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
Revenues from customized separate accounts are generally based on a contractual rate applied to committed capital or net invested capital under management and/or asset value. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. In certain cases, we also provide advisory and/or reporting services, and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts. In these cases, we reduce the management and/or incentive fees on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value in, our specialized funds. The management fee during the commitment period is often charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments or if the limited partners are investors in our other funds.
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
For each of our secondary funds, direct/co-investment funds, credit funds and evergreen funds, we generally earn carried interest equal to a fixed percentage of net profits, usually 10.0% to 12.5%, subject to a compounded annual preferred return that is generally 6.0% to 8.0%.  To the extent that our primary funds also directly make secondary investments and direct/co-investments, they generally earn carried interest on a similar basis. Furthermore, certain of our primary funds earn carried interest on their investments in other private markets funds on a primary basis that is generally 5.0% of net profits, subject to the fund’s compounded annual preferred return.
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
Expenses
Compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted interest awards to senior employees and (c) incentive fee compensation, which consists of carried interest and performance fee allocations. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
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
Fee-Earning AUM
Fee-earning AUM is a metric we use to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and NAV of our customized separate accounts and specialized funds depending on the fee terms. Substantially all of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
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

Annual Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for each of the years in the three-year period ended March 31, 2020. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Year Ended March 31,
	2020	2019	2018

	(in thousands)
Revenues
Management and advisory fees	$244,920	$217,773	$195,030
Incentive fees	29,128	34,406	49,003
Total revenues	274,048	252,179	244,033
Expenses
Compensation and benefits	98,519	97,719	82,868
General, administrative and other	59,100	50,236	38,212
Total expenses	157,619	147,955	121,080
Other income (expense)
Equity in income of investees	20,250	7,202	17,102
Interest expense	(2,816)	(3,039)	(5,989)
Interest income	709	255	528
Non-operating income	6,172	20,915	5,036
Total other income (expense)	24,315	25,333	16,677
Income before income taxes	140,744	129,557	139,630
Income tax expense	13,968	30,560	33,333
Net income	126,776	98,997	106,297
Less: Income attributable to non-controlling interests in general partnerships	85	564	2,448
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	65,866	64,860	86,508
Net income attributable to Hamilton Lane Incorporated	$60,825	$33,573	$17,341

Revenues

	Year Ended March 31,
	2020	2019	2018

	(in thousands)
Management and advisory fees
Specialized funds	$111,803	$93,056	$83,151
Customized separate accounts	90,750	85,245	79,275
Advisory	24,160	24,130	20,164
Reporting and other	9,102	8,805	8,064
Distribution management	4,920	4,525	4,376
Fund reimbursement revenue	4,185	2,012	—
Total management and advisory fees	244,920	217,773	195,030
Incentive fees	29,128	34,406	49,003
Total revenues	$274,048	$252,179	$244,033

Year ended March 31, 2020 compared to year ended March 31, 2019
Total revenues increased $21.9 million, or 9%, to $274.0 million, for fiscal 2020 compared to fiscal 2019, due to an increase in management and advisory fees.
Management and advisory fees increased $27.1 million, or 12%, to $244.9 million for fiscal 2020 compared to fiscal 2019. Specialized funds revenue increased by $18.7 million compared to the prior year, due primarily to a $14.0 million increase in revenue from our latest secondary fund, which added $1.7 billion in fee-earning AUM in fiscal 2020, and a $3.3 million increase from our latest co-investment fund, which added $0.2 billion in fee-earning AUM in fiscal 2020. Management fees for our latest co-investment fund included $2.8 million in retroactive fees for fiscal 2020 compared to $1.7 million for fiscal 2019. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $5.5 million in fiscal 2020 due to a $2.4 billion increase in fee-earning AUM from the addition of several new accounts and additional allocations from existing accounts during the fiscal year. Fund reimbursement revenue increased $2.2 million for fiscal 2020 compared to fiscal 2019, due primarily to the recognition of fund reimbursements from our latest secondary fund. Distribution management revenue increased $0.4 million due to higher stock distribution activity and the related fees earned from this business.
Incentive fees decreased $5.3 million to $29.1 million for fiscal 2020 compared to fiscal 2019, due primarily to a $9.1 million decrease in incentive fees from one of our specialized funds and a $4.7 million decrease from one of our customized separate accounts, which included the general partner catch-up in the prior year period. This was partially offset by a $11.6 million increase from new accounts moving into a realized incentive fee position in fiscal 2020.
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
Expenses
Year ended March 31, 2020 compared to year ended March 31, 2019
Total expenses increased $9.7 million, or 7%, for fiscal 2020 compared to fiscal 2019 due to an increase in general, administrative and other expenses.
Compensation and benefits expenses increased $0.8 million, or 1%, to $98.5 million for fiscal 2020 compared to fiscal 2019, due to an increase in base compensation partially offset by a nonrecurring contingent compensation payment in the prior year period related to the fiscal 2018 acquisition of Real Asset Portfolio Management LLC (“RAPM”). Base compensation and benefits increased $5.7 million, or 7%, for fiscal 2020 compared to fiscal 2019, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Contingent compensation related to the RAPM acquisition decreased $5.1 million for fiscal 2020 compared to fiscal 2019, due to the earnout period ending in the prior year. Incentive compensation decreased $0.6 million for fiscal 2020 compared to fiscal 2019 due to the decrease in incentive fee revenue. Equity-based compensation increased $0.8 million for fiscal 2020 compared to fiscal 2019 as a result of the amortization of equity awards, which have increased in recent years.
General, administrative and other expenses increased $8.9 million for fiscal 2020 compared to fiscal 2019. This change consisted primarily of a $2.5 million increase in technology and office related expenses, a $2.2 million increase in consulting and professional fees, a $1.9 million increase in commissions from fund closings in the current year period, and a $0.9 million increase in legal-related expenses.
Year ended March 31, 2019 compared to year ended March 31, 2018
Total expenses increased $26.9 million, or 22%, for fiscal 2019 compared to fiscal 2018 due to increases in base compensation and general, administrative and other expenses.
Compensation and benefits expenses increased $14.9 million, or 18%, to $97.7 million for fiscal 2019 compared to fiscal 2018, due to increased base compensation and contingent compensation related to the acquisition of RAPM in fiscal 2018. Base compensation and benefits increased $6.3 million, or 9%, for fiscal 2019 compared to fiscal 2018, due primarily to higher bonus expense related to the increase in cash incentive fee revenue. Contingent compensation related to the RAPM acquisition increased $1.7 million for fiscal 2019 compared to fiscal 2018. Incentive compensation increased $6.0 million for fiscal 2019 compared to fiscal 2018 due to the increase in cash incentive fee revenue. Equity-based compensation increased $0.8 million, or 15%, for fiscal 2019 compared to fiscal 2018 as a result of the amortization of equity awards, which have increased in recent years.

General, administrative and other expenses increased $12.0 million for fiscal 2019 compared to fiscal 2018. This change consisted primarily of a $4.6 million increase in fund reimbursement expenses that are now recorded on a gross basis under the new revenue recognition standard and a $3.5 million increase in consulting and professional fees, which included $1.5 million in fees related to Private Market Connect (“PMC”), our joint venture, as well as increases in legal and recruiting fees.

Other Income (Expense)

The following shows the equity in income (loss) of investees included in other income (expense):

	Year Ended March 31,
	2020	2019	2018

	(in thousands)
Equity in income of investees
Primary funds	$2,550	$1,594	$2,516
Direct/co-investment funds	8,869	2,201	5,915
Secondary funds	2,514	1,282	2,088
Customized separate accounts	5,729	2,328	7,071
Other equity method investments	588	(203)	(488)
Total equity in income of investees	$20,250	$7,202	$17,102

Year ended March 31, 2020 compared to year ended March 31, 2019
Other income (expense) decreased $1.0 million to $24.3 million for fiscal 2020 compared to fiscal 2019, due primarily to a decrease in non-operating income, partially offset by an increase in equity in income of investees.
Equity in income of investees increased $13.0 million to $20.3 million for fiscal 2020 compared to fiscal 2019. This increase was due primarily to a $6.7 million increase in gains in our direct/co-investment fund products, a $3.4 million increase in gains across our customized separate accounts, and a $1.2 million increase in gains in our secondary fund products.
Non-operating income decreased $14.7 million to $6.2 million for fiscal 2020 compared to fiscal 2019, due primarily to a $4.6 million decrease in gains from the sale of technology investments and a $10.1 million decrease to our liability under the tax receivable agreement (“TRA liability”) in the prior year as a result of a re-measurement related to changes in state tax rate estimates.
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

Non-operating income increased $15.9 million to $20.9 million for fiscal 2019 compared to fiscal 2018 due to $11.1 million in gains on the sales of two technology investments during the period and a $10.1 million decrease to our TRA liability as a result of a re-measurement related to changes in state tax rate estimates. This was partially offset by a $5.1 million decrease to the TRA liability in the prior year period due to the re-measurement related to the change in federal tax rates enacted by the Tax Act.

Income Tax Expense
Income tax expense reflects U.S. federal and applicable state income taxes with respect to our allocable share of any taxable income of HLA subsequent to the Reorganization.
Our effective income tax rate in fiscal 2020, 2019 and 2018 was 9.9%, 23.6%, and 23.9% respectively. The effective income tax rate in fiscal 2019 was primarily impacted by the portion of income allocated to non-controlling interests and revaluation of deferred tax assets related to changes in state income tax apportionment as well as a tax rate reduction due to the Tax Act.
Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Year Ended March 31,			Year Ended March 31,
	2020			2019

	(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$22,160	$11,434	$33,594	$20,931	$9,758	$30,689
Contributions (1)	4,885	3,424	8,309	4,992	2,238	7,230
Distributions (2)	(2,624)	(724)	(3,348)	(3,643)	(553)	(4,196)
Foreign exchange, market value and other (3)	124	(16)	108	(120)	(9)	(129)
Balance, end of period	$24,545	$14,118	$38,663	$22,160	$11,434	$33,594

(1)Contributions represent new commitments from customized separate accounts and specialized funds that earn fees on a committed capital fee base and capital contributions to underlying investments from customized separate accounts and specialized funds that earn fees on a net invested capital or NAV fee base.
(2)Distributions represent returns of capital in customized separate accounts and specialized funds that earn fees on a net invested capital or NAV fee base, reductions in fee-earning AUM from separate accounts and specialized funds that moved from a committed capital to net invested capital fee base and reductions in fee-earning AUM from customized separate accounts and specialized funds that are no longer earning fees.
(3)Foreign exchange, market value and other consists primarily of the impact of foreign exchange rate fluctuations for customized separate accounts and specialized funds that earn fees on non-U.S. dollar denominated commitments and market value appreciation (depreciation) from customized separate accounts that earn fees on a NAV fee base.
Year ended March 31, 2020 compared to year ended March 31, 2019
Fee-earning AUM increased $5.1 billion, or 15%, to $38.7 billion for fiscal 2020, due primarily to new specialized funds and customized separate accounts commitments.
Customized separate accounts fee-earning AUM increased $2.4 billion, or 11%, to $24.5 billion for fiscal 2020. Customized separate accounts contributions were $4.9 billion for fiscal 2020 due to new allocations from existing clients and new clients. Distributions were $2.6 billion for fiscal 2020 due to $1.0 billion from accounts reaching the end of their account term, $0.8 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired, and $0.8 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.

Specialized funds fee-earning AUM increased $2.7 billion, or 23%, to $14.1 billion for fiscal 2020. Specialized fund contributions were $3.4 billion for fiscal 2020 due primarily to $1.7 billion in new commitments to our secondary fund in market during the period, $0.2 billion from our co-investment fund in market during the period, and $0.9 billion from accounts earning fees on a net invested capital or NAV fee base. Distributions were $0.7 billion for fiscal 2020 due to $0.4 billion from returns of capital in accounts earning fees on a net invested capital fee base and $0.3 billion from accounts moving from a committed capital to a net invested fee base as their investment period expired.
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

Specialized funds fee-earning AUM increased $1.7 billion, or 17%, to $11.4 billion for fiscal 2019. Specialized fund contributions were $2.2 billion for fiscal 2019 due primarily to $0.8 billion in new commitments to our co-investment fund in market during the period and $1.1 billion from accounts earning fees on a net invested capital fee base. Distributions were $0.6 billion for fiscal 2019 due primarily to $0.5 billion from returns of capital in accounts earning fees on a net invested capital fee base.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for fiscal 2020, 2019, 2018, 2017 and 2016:

	Year Ended March 31,
	2020	2019	2018	2017	2016

	(in thousands)
Net income attributable to Hamilton Lane Incorporated (1)	$60,825	$33,573	$17,341	$612	$—
Income (loss) attributable to non-controlling interests in general partnerships	85	564	2,448	1,192	(1,255)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	65,866	64,860	86,508	72,634	57,107
Incentive fees (2)	(29,128)	(34,406)	(49,003)	(7,146)	(23,167)
Incentive fee related compensation (3)	13,677	14,983	3,874	3,283	31,714
Interest income	(709)	(255)	(528)	(320)	(194)
Interest expense	2,816	3,039	5,989	14,565	12,641
Income tax expense	13,968	30,560	33,333	316	869
Equity in income of investees	(20,250)	(7,202)	(17,102)	(12,801)	(1,518)
Contingent compensation related to acquisition	—	5,100	3,399	—	—
Non-operating (income) loss	(6,172)	(20,915)	(5,036)	(83)	(5,816)
Fee Related Earnings	$100,978	$89,901	$81,223	$72,252	$70,381
Depreciation and amortization	3,291	2,500	1,891	1,915	2,027
Equity-based compensation	7,183	6,382	5,544	4,681	3,730
Incentive fees (2)	29,128	34,406	49,003	7,146	23,167
Incentive fees attributable to non-controlling interests (2)	(320)	(725)	(1,729)	—	—
Incentive fee related compensation (3)	(13,677)	(14,983)	(3,874)	(3,283)	(31,714)
Interest income	709	255	528	320	194
Adjusted EBITDA	$127,292	$117,736	$132,586	$83,031	$67,785

(1)  Prior to our IPO, HLI was a wholly-owned subsidiary of HLA with no operations or assets.
(2) Incentive fees for the year ended March 31, 2020 included $0.3 million of non-cash carried interest attributable to non-controlling interests. Incentive fees for the year ended March 31, 2019 included $3.2 million of non-cash carried interest. Of the $3.2 million, $2.5 million is included in net income and $0.7 million is attributable to non-controlling interests. Incentive fees for the year ended March 31, 2018 included $40.6 million of non-cash carried interest. Of the $40.6 million, $38.9 million is included in net income and $1.7 million is attributable to non-controlling interests.
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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2020, 2019 and 2018.

	Year Ended March 31,
	2020	2019	2018

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$60,825	$33,573	$17,341
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	65,866	64,860	86,508
Income tax expense	13,968	30,560	33,333
Write-off of deferred financing costs (1)	—	—	2,544
Impact of Tax Act on TRA liability (2)	—	—	(4,964)
IPO related compensation including impact of Tax Act (3)	—	—	(669)
Contingent compensation related to acquisition	—	5,100	3,399
Adjusted pre-tax net income	$140,659	$134,093	$137,492
Adjusted income taxes (4)	(33,336)	(32,048)	(50,432)
Adjusted net income	$107,323	$102,045	$87,060

Weighted-average shares of Class A common stock outstanding - diluted	28,438,772	24,298,795	18,990,369
Exchange of Class B and Class C units in HLA (5)	25,067,540	29,040,205	34,112,983
Adjusted shares outstanding	53,506,312	53,339,000	53,103,352

Non-GAAP earnings per share	$2.01	$1.91	$1.64
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
(4)  For the year ended March 31, 2020, represents corporate income taxes at our estimated statutory tax rate of 23.7% applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%. For the year ended March 31, 2019, represents corporate income taxes at our estimated statutory tax rate of 23.9% applied to adjusted pre-tax net income. The 23.9% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.9%. For the year ended March 31, 2018, represents corporate income taxes at an assumed effective tax rate of 36.7%. The 36.7% is based on a blended federal tax statutory rate of 35.0% for 275 days and 21.0% for 90 days and a combined state income tax rate net of federal benefits of 5.1%.
(5) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making distributions to HLA unitholders; (5) paying dividends; and (6) borrowings, interest payments and repayments under our outstanding debt. As of March 31, 2020 and March 31, 2019, our cash and cash equivalents, including investments in money market funds, were $50.1 million and $49.4 million, respectively.
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
Term Loan and Revolving Credit Facility
In August 2017, we entered into the Term Loan Agreement and the Revolving Loan Agreement with First Republic. Proceeds from these agreements were utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility. In March 2020, the Company amended these agreements. The Term Loan Agreement was amended to include an incremental term advance of approximately $9 million on the closing date of the amendment (increasing the outstanding balance to $75 million), provide for additional uncommitted term advances not to exceed $25 million in the aggregate for a period of 3 years from the closing date of the amendment, revise the principal amortization schedule beginning July 1, 2020 through the maturity date of July 1, 2027 and change the interest rate to a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. The Revolving Loan Agreement’s maturity date was amended to March 24, 2023 and changed the interest rate to a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of March 31, 2020 and 2019, the principal amount of debt outstanding equaled $75.0 million and $71.3 million, respectively.

Multi-Draw Term Loan Facility
In March 2020, the Company entered into a Multi-Draw Term Loan and Security Agreement (the “Multi-Draw Facility”) with First Republic, which provides for a term loan in the aggregate principal amount of $75 million that may be drawn any time during a period of one year following the closing date. Borrowings accrue interest at a fixed per annum rate of 4% and the Multi-Draw Facility matures on July 1, 2030.
Cash Flows

	Year Ended March 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$116,373	$111,622	$96,692
Net cash used in investing activities	(49,900)	(19,213)	(21,773)
Net cash used in financing activities	(64,709)	(90,210)	(59,671)
Effect of exchange rate changes on cash and cash equivalents	(144)	8	—
Increase in cash, cash equivalents and restricted cash	$1,620	$2,207	$15,248
Operating Activities
Net cash provided by operating activities was $116.4 million, $111.6 million and $96.7 million during fiscal 2020, 2019 and 2018, respectively. These operating cash flows were driven primarily by:
•net income of $126.8 million, $99.0 million and $106.3 million during fiscal 2020, 2019 and 2018, respectively.
Investing Activities
Our net cash flow used in investing activities was $49.9 million, $19.2 million and $21.8 million during fiscal 2020, 2019 and 2018, respectively. These amounts were driven primarily by:
•contributions to investments, net of distributions received from investments, of $46.0 million, $35.4 million and $14.3 million during fiscal 2020, 2019 and 2018, respectively;
•Proceeds from the sales of other investments of $6.4 million and $22.5 million and during fiscal 2020 and 2019, respectively; and
•cash paid for the acquisition of a business of $5.2 million during fiscal 2018.
Financing Activities
Our net cash flow used in financing activities was $64.7 million, $90.2 million and $59.7 million during fiscal 2020, 2019 and 2018, respectively. Cash used in financing activities was attributable primarily to:
•dividends paid of $29.1 million, $18.7 million and $9.5 million during fiscal 2020, 2019 and 2018, respectively; and
•distributions to equity holders of $47.4 million, $50.6 million and $36.9 million during fiscal 2020, 2019 and 2018, respectively.

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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2020, we were required to maintain approximately $3.1 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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

Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2020, aggregated by type.

	Contractual Obligations, Commitments and Contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$10,997	$4,912	$4,520	$1,565	$—
Debt obligations payable (2)	75,000	1,406	3,750	11,719	58,125
Interest on debt obligations payable (3)	9,685	1,698	3,269	2,948	1,770
Capital commitments to our investments (4)	143,489	143,489	—	—	—
Total	$239,171	$151,505	$11,539	$16,232	$59,895

(1) Operating leases obligation does not include the operating lease for our new headquarters which is in process of being constructed. Total lease payments are estimated at $92.3 million over 17 years starting at lease commencement.

(2) Represents scheduled debt obligation payments under our Loan Agreements.

(3)  Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 2.25% on our Term Loan Agreement in effect as of March 31, 2020.

(4) Represents commitments by us to fund a portion of each investment made by our specialized funds and certain customized separate account entities. These amounts are generally due on demand and are therefore presented in the less than one year category.

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
Contracts with specialized funds and certain customized separate accounts provide incentive fees, which generally range from 5.0% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets on either an annual or inception to date basis and are generally payable after all contributed capital and the preferred return on that capital has been distributed to investors. Incentive fees are recognized when it is probable that a significant reversal will not occur. Investment returns are highly susceptible to market factors and judgments and actions of third parties that are outside of our control. We estimate the amount and probability of additional future capital contributions to specialized funds and customized separate accounts, which could impact the probability of a significant reversal occurring. The additional future capital contributions relate to unfunded commitments or follow-on investment opportunities in underlying portfolio investments.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are certain basis differences resulting from the acquisitions of HLA units. Realization of the deferred tax assets is primarily dependent upon (1) historic earnings, (2) forecasted taxable income, (3) future tax deductions of tax basis step-ups related to our IPO and subsequent unit exchanges, (4) future tax deductions related to payments under the tax receivable agreement, and (5) our share of HLA’s temporary differences that result in future tax deductions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

HLI is the sole managing member of HLA, which is organized as a limited liability company and treated as a “flow-through” entity for income taxes purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from from certain U.S. state and local taxes and foreign taxes attributable to its operations in foreign jurisdictions. Any taxable income or loss generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI. As a result, we do not record income taxes on pre-tax income or loss attributable to the non-controlling interests in the general partnerships and HLA, except for foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income of HLA.

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
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of March 31, 2020. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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

Interest Rate Risk
 As of March 31, 2020, we had $75.0 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of March 31, 2020. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of March 31, 2020.
Based on the floating rate component of our Loan Agreements payable as of March 31, 2020, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.4 million over the next 12 months.
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
There have been no material changes in our market risk exposures since March 31, 2019.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Hamilton Lane Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the Company) as of March 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 28, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ending March 31, 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Recognition of Incentive Fee Revenue
Description of the Matter	For the year ended March 31, 2020, the Company recognized $29.1 million of incentive fee revenue. As explained in Note 2 to the consolidated financial statements, the Company considers incentive fees from specialized funds and customized separate accounts to be variable consideration which is constrained and recognized when it is probable that a significant reversal in the cumulative amount of incentive fee revenue will not occur. As incentive fees are generally payable after all contributed capital and the preferred return thereon has been distributed to investors, the Company estimates the amount and probability of additional future capital contributions that it will call from investors in specialized funds and customized separate accounts related to unfunded commitments or follow on investment opportunities in investees. These estimates could impact the probability of a significant reversal in the cumulative amount of incentive fee revenue occurring.

Auditing management’s assessment of whether it is probable that a significant reversal in the cumulative amount of incentive fee revenue will not occur is subjective and requires significant judgment, as the estimates described above are affected by future economic, market and investee-specific conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement relating to the recognition of incentive fee revenue. This included controls over management’s review of the estimates of the amount and probability of additional future capital contributions from investors in specialized funds and customized separate accounts.

To test the recognition of incentive fee revenue, our audit procedures included, among others, evaluating the Company’s estimates of the amount and probability of additional future capital contributions described above. For example, we compared management’s assumptions about the probability that the investees will need additional capital to historical trends and financial information available from the investees, evaluated the change in the assumptions from the prior year and assessed the historical accuracy of management’s assumptions. We performed sensitivity analyses of management’s estimate of additional future capital contributions to evaluate the changes in the amount of incentive fee revenue recognized that would result from changes in the assumptions. In addition, we searched for and evaluated information that corroborated or contradicted management’s assumptions.

Recognition of Net Deferred Tax Asset from Equity Offering and Unit Exchange
Description of the Matter	As further discussed in Note 12 to the consolidated financial statements, in connection with the Company’s equity offering and unit exchange during the current year (the “Transaction”), the Company recorded a net deferred tax asset of $37.4 million. As further discussed in Note 2 to the consolidated financial statements, the resulting basis differences arising from the Transaction represent a temporary difference for which the Company records a deferred tax asset if it is more likely than not the deferred tax asset will be realized. Realization of this deferred tax asset is dependent upon, among other things, the future tax deductions of tax basis step-ups related to the Transaction.

Auditing the Company’s recognition of the net deferred tax asset related to the Transaction is especially challenging, as the Company’s determination of the tax basis step-ups and related future tax deductions requires the application of complex tax laws and regulations for partnerships and the identification of historical basis differences.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s net deferred tax asset recognition process, including controls over management’s review of the determination of the tax basis step-ups and related future tax deductions and the identified historical basis differences described above.

To test the recognition of the net deferred tax asset resulting from the Transaction, we involved a specialist and performed procedures that included, among others, evaluating the technical merit of the Company’s determination of the tax basis step-ups and the related future tax deductions based on relevant tax law and regulations. We also used available tax-related information to evaluate the historical basis differences the Company used in its determination.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.
Philadelphia, Pennsylvania
May 28, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Lane Incorporated’s internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Lane Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2020, and the related notes and our report dated May 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 28, 2020

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2020	2019
Assets
Cash and cash equivalents	$50,124	$49,357
Restricted cash	3,086	2,233
Fees receivable	30,384	20,320
Prepaid expenses	6,988	4,714
Due from related parties	2,605	2,628
Furniture, fixtures and equipment, net	7,402	8,108
Lease right-of-use assets, net	9,577	—
Investments	207,747	154,491
Deferred income taxes	137,941	107,726
Other assets	17,675	11,014
Total assets	$473,529	$360,591

Liabilities and Equity
Accounts payable	1,968	2,619
Accrued compensation and benefits	10,804	12,216
Deferred incentive fee revenue	3,704	3,704
Debt	74,524	70,954
Accrued members’ distributions	5,829	17,081
Payable to related parties pursuant to tax receivable agreement	98,956	69,636
Accrued dividend	8,027	5,673
Lease liabilities	10,184	—
Other liabilities (includes $13,394 and $0 at fair value)	22,132	8,986
Total liabilities	236,128	190,869

Commitments and Contingencies (Note 16)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 29,842,784 and 27,367,477 issued and outstanding as of March 31, 2020 and 2019, respectively	30	27
Class B common stock, $0.001 par value, 50,000,000 authorized; 22,049,727 and 23,516,439 issued and outstanding as of March 31, 2020 and 2019, respectively	22	24
Additional paid-in-capital	107,727	92,482
Accumulated other comprehensive (loss) income	(78)	7
Retained earnings	47,090	17,686
Total Hamilton Lane Incorporated stockholders’ equity	154,791	110,226
Non-controlling interests in general partnerships	4,853	5,716
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	77,757	53,780
Total equity	237,401	169,722

Total liabilities and equity	$473,529	$360,591

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2020	2019	2018
Revenues
Management and advisory fees	$244,920	$217,773	$195,030
Incentive fees	29,128	34,406	49,003
Total revenues	274,048	252,179	244,033
Expenses
Compensation and benefits	98,519	97,719	82,868
General, administrative and other	59,100	50,236	38,212
Total expenses	157,619	147,955	121,080
Other income (expense)
Equity in income of investees	20,250	7,202	17,102
Interest expense	(2,816)	(3,039)	(5,989)
Interest income	709	255	528
Non-operating income	6,172	20,915	5,036
Total other income (expense)	24,315	25,333	16,677
Income before income taxes	140,744	129,557	139,630
Income tax expense	13,968	30,560	33,333
Net income	126,776	98,997	106,297
Less: Income attributable to non-controlling interests in general partnerships	85	564	2,448
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	65,866	64,860	86,508
Net income attributable to Hamilton Lane Incorporated	$60,825	$33,573	$17,341

Basic earnings per share of Class A common stock	$2.17	$1.41	$0.94
Diluted earnings per share of Class A common stock	$2.15	$1.40	$0.93
Dividends declared per share of Class A common stock	$1.10	$0.85	$0.70
(1)See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended March 31,
	2020	2019	2018
Net income	$126,776	$98,997	$106,297
Other comprehensive income (loss), net of tax:
Foreign currency translation	(159)	15	—
Amounts reclassified to net income:
Realized loss on cash flow hedge	—	—	922
Total other comprehensive income (loss), net of tax	(159)	15	922
Comprehensive income	$126,617	$99,012	$107,219
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	85	564	2,448
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	65,792	64,868	87,119
Total comprehensive income attributable to Hamilton Lane Incorporated	$60,740	$33,580	$17,652

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity
Balance at March 31, 2017	$19	$28	$61,845	$612	$(2,151)	$(311)	$9,901	$16,684	$86,627
Net income	—	—	—	17,341	—	—	2,448	86,508	106,297
Other comprehensive income	—	—	—	—	—	311	—	611	922
Equity-based compensation	—	—	1,980	—	—	—	—	3,668	5,648
Retirement of treasury stock	—	—	(2,151)	—	2,151	—	—	—	—
Proceeds received from option exercises	—	—	108	—	—	—	—	205	313
Issuance of shares for acquisition	—	—	212	—	—	—	—	400	612
Repurchase of Class A shares for employee tax withholding	(1)	—	(2,672)	—	—	—	—	(3,800)	(6,473)
Deferred tax adjustment	—	—	7,012	—	—	—	—	—	7,012
Dividends declared	—	—	—	(13,404)	—	—	—	—	(13,404)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	(5,083)	—	(5,083)
Member distributions	—	—	—	—	—	—	—	(46,395)	(46,395)
Offering adjustments	4	(2)	7,681	—	—	—	—	(7,685)	(2)
Equity reallocation between controlling and non-controlling interests	—	—	(186)	—	—	—	—	186	—
Balance at March 31, 2018	$22	$26	$73,829	$4,549	$—	$—	$7,266	$50,382	$136,074
Net income	—	—	—	33,573	—	—	564	64,860	98,997
Cumulative-effect adjustment from adoption of accounting guidance	—	—	411	20	—	—	—	566	997
Other comprehensive income	—	—	—	—	—	7	—	8	15
Equity-based compensation	—	—	2,912	—	—	—	—	3,544	6,456
Issuance of shares for contingent compensation payout	1	—	200	—	—	—	—	224	425
Purchase and retirement of Class A stock for tax withholding	—	—	(2,425)	—	—	—	—	(2,962)	(5,387)
Deferred tax adjustment	—	—	10,346	—	—	—	—	—	10,346
Dividends declared	—	—	—	(20,456)	—	—	—	—	(20,456)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	(2,114)	—	(2,114)
Member distributions	—	—	—	—	—	—	—	(55,893)	(55,893)
Offerings adjustment	4	(2)	9,589	—	—	—	—	(9,593)	(2)
Employee Share Purchase Plan share issuance	—	—	127	—	—	—	—	137	264
Vesting of restricted stock	—	—	324	—	—	—	—	(324)	—
Equity reallocation between controlling and non-controlling interests	—	—	(2,831)	—	—	—	—	2,831	—
Balance at March 31, 2019	$27	$24	$92,482	$17,686	$—	$7	$5,716	$53,780	$169,722

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity
Balance at March 31, 2019	$27	$24	$92,482	$17,686	$—	$7	$5,716	$53,780	$169,722
Net income	—	—	—	60,825	—	—	85	65,866	126,776
Other comprehensive loss	—	—	—	—	—	(85)	—	(74)	(159)
Equity-based compensation	—	—	3,830	—	—	—	—	3,405	7,235
Issuance of shares for contingent compensation payout	—	—	214	—	—	—	—	211	425
Purchase and retirement of Class A stock for tax withholding	—	—	(3,227)	—	—	—	—	(2,654)	(5,881)
Deferred tax adjustment	—	—	6,526	—	—	—	—	—	6,526
Dividends declared	—	—	—	(31,421)	—	—	—	—	(31,421)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	—	(948)	—	(948)
Member distributions	—	—	—	—	—	—	—	(36,116)	(36,116)
Offering adjustment	3	(2)	6,367	—	—	—	—	(6,370)	(2)
Employee Share Purchase Plan share issuance	—	—	659	—	—	—	—	585	1,244
Vesting of restricted stock	—	—	333	—	—	—	—	(333)	—
Equity reallocation between controlling and non-controlling interests	—	—	543	—	—	—	—	(543)	—
Balance at March 31, 2020	$30	$22	$107,727	$47,090	$—	$(78)	$4,853	$77,757	$237,401

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2020	2019	2018
Operating activities:
Net income	$126,776	$98,997	$106,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,291	2,979	1,891
Change in deferred income taxes	7,929	21,665	22,983
Change in payable to related parties pursuant to tax receivable agreement	(346)	(9,778)	(5,076)
Write-off of deferred financing costs	—	—	1,657
Equity-based compensation	7,183	6,382	5,544
Gain on sale of investments valued under the measurement alternative	(4,973)	(11,133)	—
Fair value adjustment to investment valued under the measurement alternative	(1,507)	—	—
Equity in income of investees	(20,250)	(7,202)	(17,102)
Proceeds received from investments	12,761	14,077	14,391
Other	418	190	1,411
Changes in operating assets and liabilities:
Fees receivable	(10,003)	(5,390)	(2,624)
Prepaid expenses	(2,272)	(2,414)	299
Due from related parties	23	608	77
Other assets	(1,572)	(1,614)	16
Accounts payable	(654)	919	334
Accrued compensation and benefits	(987)	4,549	4,675
Deferred incentive fee revenue	—	(2,541)	(38,921)
Other liabilities	556	1,328	840
Net cash provided by operating activities	$116,373	$111,622	$96,692
Investing activities:
Purchase of furniture, fixtures and equipment	$(1,978)	$(5,366)	$(2,254)
Purchase of other investments	(3,967)	—	—
Proceeds from sales of investments valued under the measurement alternative	6,419	22,531	—
Cash paid for acquisition of business	—	—	(5,228)
Cash paid for purchase of intangible assets	(4,172)	—	—
Loan to investee	(157)	(944)	—
Distributions received from investments	7,687	10,614	16,055
Contributions to investments	(53,732)	(46,048)	(30,346)
Net cash used in investing activities	$(49,900)	$(19,213)	$(21,773)
Financing activities:
Proceeds from offering	$147,122	$193,504	$125,200
Purchase of membership interests	(147,122)	(193,504)	(125,200)
Repayments of long term debt	(71,250)	(2,813)	(87,038)
Borrowings of debt, net of deferred financing costs	74,765	—	74,616
Drawdown of revolver	15,000	—	10,450
Repayment of revolver	(15,000)	(10,450)	—
Secured financing	15,750	—	—
Contributions from non-controlling interest in general partnerships	45	81	276
Distributions to non-controlling interest in general partnerships	(993)	(2,195)	(5,359)
Repurchase of Class B common stock	(2)	(2)	(2)
Repurchase of Class A common stock for employee tax withholding	(5,881)	(5,387)	(6,473)
Proceeds received from issuance of shares under employee stock plans	1,244	264	313
Payments to related parties pursuant to the tax receivable agreement	(1,952)	(383)	—
Dividends paid	(29,067)	(18,676)	(9,511)
Members’ distributions paid	(47,368)	(50,649)	(36,943)
Net cash used in financing activities	$(64,709)	$(90,210)	$(59,671)
Effect of exchange rate changes on cash and cash equivalents	$(144)	$8	$—
Increase in cash, cash equivalents, and restricted cash	1,620	2,207	15,248
Cash, cash equivalents, and restricted cash at beginning of year	51,590	49,383	34,135
Cash, cash equivalents, and restricted cash at end of year	$53,210	$51,590	$49,383
See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of March 31, 2020 and 2019, HLI held approximately 55.1% and 50.3%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. Given the amount of uncertainty currently regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on the Company’s financial statements. In line with public markets and credit indices, the Company expects its investments in Partnerships and unrecognized carried interest amounts to be adversely impacted, as those

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
balances are reported on a three month lag, as discussed below in Accounting for Differing Fiscal Periods.

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

For the general partner entities that are not wholly owned by the Company that are determined to be VIEs, the Company has determined it is the primary beneficiary since it has the power and the benefits; therefore, consolidation of these entities is required. The portion of the consolidated subsidiaries owned by third parties and any related activity is eliminated through non-controlling interests in general partnerships in the Consolidated Balance Sheets and income (loss) attributable to non-controlling interests in general partnerships in the Consolidated Statements of Income.

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

Foreign Currency

The Company and substantially all of its foreign subsidiaries utilize the U.S. dollar as their functional currency. The assets and liabilities of the Company’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in other comprehensive income (loss) within the consolidated financial statements until realized. Foreign currency transaction gains and losses are included in general, administrative and other expenses in the Consolidated Statements of Income and were $(103), $368, and $(92) for the years ended March 31, 2020, 2019 and 2018, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash deposits in interest-bearing money market accounts and highly liquid investments, with an original maturity of three months or less, are classified as cash equivalents. Interest earned on cash and cash equivalents is recorded as interest income in the Consolidated Statements of Income.

Restricted cash at March 31, 2020 and 2019 was primarily cash held by the Company’s foreign subsidiaries to meet applicable government regulatory capital requirements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Fees Receivable

Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of March 31, 2020 or 2019. If accounts become uncollectible, they will be expensed when that determination is made.

Due from Related Parties

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

Leases

On April 1, 2019, the Company adopted ASU 2016-02, “Leases” (ASC 842) on a prospective basis and as a result, prior period amounts were not adjusted to reflect the impacts of the new standard. In addition, as permitted under the transition guidance within the new standard, prior scoping, classification, and accounting for initial direct costs were carried forward for leases existing as of the adoption date. The new standard establishes a right of use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the Consolidated Balance Sheets for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statements of Income. The adoption did not have an impact on the Consolidated Statements of Income as all of the Company’s leases are operating leases, and will continue to be recognized as expense on a straight-line basis. The adoption, however, resulted in a gross-up in total assets and total liabilities on the Consolidated Balance Sheets.

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. The Company accounts for lease components and non-lease components as a single lease component. Lease ROU assets and lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. Lease ROU assets include

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Generally, the Company’s leases do not provide an implicit rate and as a result, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. The Company does not recognize a lease ROU asset or lease liability for short-term leases, which have lease terms of 12 months or less. Lease expense for lease payments on operating leases is recognized on a straight-line basis over the lease term.

Intangibles and Goodwill

The Company’s intangible assets consist of customer relationship assets identified as part of previous acquisitions and purchased software. Identifiable finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 7 to 10 years. The Company does not hold any indefinite-lived intangible assets. Intangible assets are reviewed for impairment quarterly, or when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company has not recognized any impairment charges in any of the periods presented.

The carrying value of the intangible assets was $8,328 and $2,562, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2020 and 2019, respectively. The accumulated amortization of intangibles was $1,762 and $1,155 as of March 31, 2020 and 2019, respectively. Amortization of intangible assets was $607, $459, and $326 for each of the years in the three-year period ended March 31, 2020, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income. The estimated amortization expense for each of the next five fiscal years is $1,324, $1,324, $1,320, $1,279, and $1,279, respectively.

Goodwill of $3,943 as March 31, 2020 and 2019 is included in other assets in the Consolidated Balance Sheets and was recorded in conjunction with previous acquisitions. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. The Company performed the annual impairment assessment as of December 31, 2019 noting that no goodwill impairment existed.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Incentive Fees
Contracts with certain customized separate accounts and specialized funds provide incentive fees, which generally range from 5% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets on either an annual or inception to date basis. Investment returns are highly susceptible to market factors and judgments and actions of third parties that are outside of the Company’s control. Accordingly, incentive fees are considered variable consideration in asset management services and are therefore constrained and not recognized until it is probable that a significant reversal will not occur. Incentive fees from specialized funds and customized separate accounts are generally payable after all contributed capital and the preferred return on that capital has been distributed to investors. The Company estimates the amount and probability of additional future capital contributions to specialized funds and customized separate accounts, which could impact the probability of a significant reversal occurring. The additional future capital contributions relate to unfunded commitments or follow-on investment opportunities in underlying portfolio investments. Incentive fees received before the revenue recognition criteria have been met are deferred and recorded within deferred incentive fee revenue in the Consolidated Balance Sheets.

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

Equity-based awards issued are measured at fair value at the date of grant. The fair value of the restricted stock grant is based on the closing stock price on the trading day before the date of grant less the present value of expected future dividends. Expenses related to employee equity-based compensation are recorded evenly over the vesting period using the straight-line method. See Note 10 for more information regarding accounting for equity-based awards.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Non-Operating Income

Non-operating income consists primarily of gains recorded on sales of other investments, fair value adjustments on investments valued under the measurement alternative and adjustments to the payable to related parties pursuant to the tax receivable agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are certain basis differences resulting from the acquisitions of HLA units. Realization of the deferred tax assets is primarily dependent upon (1) historic earnings, (2) forecasted taxable income, (3) future tax deductions of tax basis step-ups related to the IPO and subsequent unit exchanges, (4) future tax deductions related to payments under the tax receivable agreement, and (5) the Company’s share of HLA’s temporary differences that result in future tax deductions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

HLA is organized as a limited liability company and treated as a “flow-through” entity for income taxes purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from certain U.S. state and local taxes and foreign taxes attributable to its operations in foreign jurisdictions. Any taxable income or loss generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI. As a result, the Company does not record income taxes on pre-tax income or loss attributable to the non-controlling interests in the general partnerships and HLA, except for foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income of HLA.

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

Tax Receivable Agreement

The Company’s purchase of HLA Class A units concurrent with its initial public offering and periodic exchanges by holders of HLA units for shares of the Company’s Class A common stock, or cash, pursuant to the Exchange Agreement, result in increases in its share of the tax basis of the tangible and intangible assets of HLA, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to HLI. These increases in tax basis and tax depreciation and amortization deductions reduce the amount of cash taxes that HLI would otherwise be required to pay in the future. HLI has entered into a tax receivable agreement (“TRA”) with the other members of HLA (the “TRA Recipients”) that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that HLI actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA.

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

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and fees receivable. The majority of the Company’s cash, cash equivalents, and restricted cash are held with one major financial institution and expose the Company to a certain degree of credit risk. Substantially all cash amounts on deposit with major financial institutions exceed insured limits. The concentration of credit risk with respect to fees receivable is generally limited due to the short payment terms extended to clients by the Company.

The Company derives revenues from clients located in the United States and other foreign countries.

The below table presents revenues by geographic location:

	Year Ended March 31,
	2020	2019	2018
United States	$134,347	$132,326	$130,737
Other foreign countries	139,701	119,853	113,296
Total revenues(1)	$274,048	$252,179	$244,033
(1) Revenues are attributed to countries based on location of the client or investor.

The Company recognized approximately 17% of its total revenues for the year ended March 31, 2018 from previously deferred incentive fees from one of its co-investment funds.

Dividends and Distributions

Dividends and distributions are reflected in the consolidated financial statements when declared.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Accounting for Financial Instruments - Credit Losses”. ASU 2016-13 replaces the incurred loss methodology in current GAAP with a methodology that reflects expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This guidance will be adopted by the Company on April 1, 2020. The Company has determined that adoption of the guidance will not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement” (ASU 2018-13). ASU 2018-13 changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while others were added. Early adoption of any removed or modified disclosure requirements is permitted upon issuance of ASU 2018-13 and adoption of the additional disclosure requirements may be delayed until the effective date. The Company elected to early adopt the removed or modified disclosure requirements of the standard on

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
October 1, 2018 and expects to adopt the additional disclosure requirements on April 1, 2020. The adoption is not expected to have a material impact on the Company’s disclosures in its consolidated financial statements. Refer to Note 4 for disclosure related to investments carried at fair value.

Reclassifications

Certain prior period amounts have been reclassified to conform with current period presentation.

3. Revenue

The following presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and advisory fees	2020	2019	2018
Specialized funds	$111,803	$93,056	$83,151
Customized separate accounts	90,750	85,245	79,275
Advisory	24,160	24,130	20,164
Reporting and other	9,102	8,805	8,064
Distribution management	4,920	4,525	4,376
Fund reimbursement revenue	4,185	2,012	—
Total management and advisory fees	$244,920	$217,773	$195,030

	Year Ended March 31,
Incentive fees	2020	2019	2018
Specialized funds	$14,371	$25,687	$43,902
Customized separate accounts	14,757	8,719	5,101
Total incentive fees	$29,128	$34,406	$49,003

The Company recognized incentive fee revenues of $2,541, and $38,921 during the years ended March 31, 2019, and 2018, respectively, that were previously received and deferred.
Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $994 and $968 as of March 31, 2020 and March 31, 2019, respectively, and is included in other assets in the Consolidated Balance Sheets. Amortization expense related to this contract asset was $504 and $480 for the year ended March 31, 2020 and March 31, 2019, respectively, and is included in general, administrative and other in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
4. Investments

Investments consist of the following:

	March 31,
	2020	2019
Equity method investments in Partnerships	$166,106	$122,505
Equity method investments in Partnerships held by consolidated VIEs (See Note 5)	9,988	11,648
Other equity method investments	1,168	1,086
Other investments	13,394	12,488
Investments valued under the measurement alternative	17,091	6,764
Total Investments	$207,747	$154,491

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $20,250, $7,202, and $17,102 for the years ended March 31, 2020, 2019, and 2018, respectively.

The Company’s equity method investments in Partnerships consist of the following types:

	March 31,
	2020	2019
Primary funds	$37,317	$22,791
Secondary funds	19,872	15,762
Direct/co-investment funds	50,288	35,902
Customized separate accounts	58,629	48,050
Total equity method investments in Partnerships	$166,106	$122,505

The Company’s equity method investments in Partnerships held by consolidated VIEs consist of direct/co-investment funds.

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for the years ended March 31, 2020 and 2019, no individual equity method investment held by the Company met the significance criteria, and, as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The summarized financial information of the Company’s equity method investments in Partnerships is as follows:

	March 31,
	2020	2019
Assets
Investments	$17,577,766	$13,473,255
Other assets	415,221	349,425
Total assets	$17,992,987	$13,822,680
Liabilities and Partners’ Capital
Debt	$61,114	$84,530
Other liabilities	107,600	57,772
Total liabilities	168,714	142,302
Partners’ capital	17,824,273	13,680,378
Total liabilities and partners’ capital	$17,992,987	$13,822,680

	Year Ended March 31,
	2020	2019	2018
Investment income	$300,121	$211,797	$233,255
Expenses	185,769	149,598	130,771
Net investment income (loss)	114,352	62,199	102,484
Net realized and unrealized gain	1,830,599	618,047	1,647,977
Net income	$1,944,951	$680,246	$1,750,461

Other investments

The Company’s other investments represent investments in private equity funds and direct credit and equity co-investments. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit co-investments are debt securities classified as trading securities. The Company’s other investments are measured at fair value with unrealized holding gains and losses included in earnings. The Company’s other investments are recorded at estimated fair value utilizing significant unobservable inputs and are, therefore, classified in Level 3 of the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2018	$—	$—	$—	$—
Contributions	3,105	3,864	4,814	11,783
Distributions	—	—	—	—
Net gain	629	76	—	705
Balance as of March 31, 2019	$3,734	$3,940	$4,814	$12,488
Contributions	2,526	—	1,875	4,401
Distributions	(777)	(1,970)	—	(2,747)
Net gain (loss)	303	(214)	(837)	(748)
Balance as of March 31, 2020	$5,786	$1,756	$5,852	$13,394

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of March 31, 2020:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$5,786	Adjusted net asset value	Selected market return	(7.4)%	-	(3)%	(6.2)%
Direct credit co-investments	$1,756	Discounted cash flow	Market yield	11.5%	-	12.6%	12.5%
Direct equity co-investments	$5,852	Market approach	EBITDA multiple	7.25x	-	12x	9.93x
		Market approach	Equity multiple	1.05x			1.05x

As of March 31, 2019, private equity funds were recorded at estimated fair value based upon the net asset value of the Company’s ownership interest in the underlying fund utilizing the practical expedient under ASC 820, “Fair Value Measurement.” The direct credit and equity co-investments were recorded at recent precedent transactions.

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

During the year ended March 31, 2020, the Company transferred these investments for an agreed amount of cash of $15,750 to a Partnership that is a VIE of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing”, to qualify as a sale and, therefore, has recorded a financial liability for the secured financing which is included in other liabilities in the

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Consolidated Balance Sheets. The cash received was recorded as secured financing in financing activities in the Consolidated Statements of Cash Flows. As of March 31, 2020, all other investments were pledged as collateral on the Company’s secured financing.

The Company accounts for this financial liability at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral. As of March 31, 2020, the secured financing had a fair value of $13,394 and an amortized cost of $12,894. The fair value of the secured financing is estimated using Level 3 inputs with the significant input being the fair value of the other investments utilized as collateral as shown above.

The Company recognized a loss of $748 and a gain of $705 on other investments during the years ended March 31, 2020 and 2019, respectively. The Company recognized a gain of $43 on the secured financing liability during the year ended March 31, 2020. Gains and losses related to other investments and the secured financing liability are recorded in non-operating income in the Consolidated Statements of Income.

Investments valued under the measurement alternative

The Company’s investments valued under the measurement alternative include equity securities in other proprietary investments for which the Company does not have significant influence and fair value is not readily determinable. ASU 2016-01 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

During the year ended March 31, 2020, the Company made equity investments in two private companies. The Company invested approximately $2,000 in a technology company that has developed software to automate manual data entry tasks associated with alternative investment reporting. The Company invested approximately $10,000 in a technology company which has developed a platform for investing in alternative assets. Due to the lack of readily determinable fair values for these investments, for which the Company does not have significant influence, the Company will hold both of these investments under the measurement alternative at cost less impairment.

On January 31, 2020, an observable price transaction occurred for one of the Company’s investments valued under the measurement alternative. The Company recorded a fair value adjustment of $1,507, which is recorded in non-operating income in the Consolidated Statements of Income for the year ended March 31, 2020.

On July 1, 2019, an acquisition of an entity in which the Company held an investment with a carrying value of $1,446 was completed. The Company received cash proceeds of $6,419 and recorded a gain of approximately $4,973 in connection with the transaction, which was recorded in non-operating income in the Consolidated Statements of Income for the year ended March 31, 2020.

The Company performs qualitative impairment assessments on its investments recorded under the measurement alternative. As of March 31, 2019, the Company determined that a quantitative assessment was required to be performed for one of its technology investments. The assessment indicated that the fair value was less than the carrying value at March 31, 2019. Prior to the impairment recorded, the carrying

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
value of the investment was $2,990. The impairment amount was $701 and is included in non-operating income. The fair value was determined using both a discounted cash flow approach and a market approach based on guideline public companies, and is a Level 3 fair value measurement as financial projections were utilized.

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

5. Variable Interest Entities

The Company consolidates certain VIEs for which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of certain Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $9,988 and $11,648 as of March 31, 2020 and 2019, respectively, and are recorded in Investments in the Consolidated Balance Sheets. The consolidated VIEs had no liabilities other than deferred incentive fee revenue of $3,704 as of March 31, 2020 and 2019. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Such Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of March 31, 2020, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $19,099,081 and $7,400,287, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2020	2019
Investments	$118,696	$87,001
Fees receivable	8,703	5,896
Due from related parties	1,194	1,332
Total VIE assets	128,593	94,229
Deferred incentive fee revenue	3,704	3,704
Non-controlling interests	(4,853)	(5,716)
Maximum exposure to loss	$127,444	$92,217

6. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consist of the following:

	March 31,
	2020	2019
Computer hardware and software	$6,156	$6,100
Furniture and fixtures	2,698	3,739
Leasehold improvements	6,755	5,927
Office equipment	2,230	2,045
	17,839	17,811
Less: accumulated depreciation	10,437	9,703
Furniture, fixtures, and equipment, net	$7,402	$8,108

Depreciation expense was $2,684, $2,040 and $1,565 for the years ended March 31, 2020, 2019 and 2018, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.

7. Acquisition

On August 11, 2017, HLA acquired substantially all the assets of Real Asset Portfolio Management LLC (“RAPM”) for a total aggregate purchase price of $5,840, of which $5,228 was paid in cash with the remainder settled in 27,240 shares of Class A common stock valued at approximately $612. An additional amount of $8,499 was paid to the principals of RAPM in a combination of cash and shares based upon an agreed-upon multiple of earnings. As the amount was contingent upon future employment, the amount was recognized as compensation expense over the required performance period. The Company recorded approximately $2,948 of intangible assets related to the acquired investment management contracts, which assets will be amortized over 8 years, and $2,874 of goodwill, which are both recorded in other assets in the Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed were not material to the consolidated financial statements.

8. Debt

On August 23, 2017, HLA entered into a Term Loan and Security Agreement (the “Term Loan

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Agreement”) and a Revolving Loan and Security Agreement (the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the “Loan Agreements”) with First Republic Bank (“First Republic”) for $75,000 (the “Term Loan Facility”) and $25,000 (the “Revolving Loan Facility”), respectively. The Company drew down $10,450 at closing on the Revolving Loan Facility. After expenses, the net amount of cash received was $85,066 and was utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility. The previous unamortized deferred financing costs of $1,657 were written off and are included in interest expense in the Consolidated Statements of Income for the year ended March 31, 2018.

On March 24, 2020, the Company amended its Loan Agreements. The Term Loan Agreement was amended to include an incremental term advance of approximately $9,339 on the closing date of the amendment (increasing the outstanding balance to $75,000), provide for additional uncommitted term advances not to exceed $25,000 in the aggregate for a period of 3 years from the closing date of the amendment, revise the principal amortization schedule beginning July 1, 2020 through the maturity date of July 1, 2027 and change the interest rate to a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. The Revolving Loan Agreement’s maturity date was amended to March 24, 2023 and changed the interest rate to a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%.

The Company evaluated the terms of the amendment and concluded that the transaction resulted in a debt modification, which resulted in the existing debt discount, existing deferred financing costs and new debt discount paid to be amortized over the extended term of the Term Loan Facility. The Company had an outstanding balance, net of unamortized debt discount and deferred financing costs of $476 and $296, on the Term Loan Facility of $74,524 and $70,954 as of March 31, 2020 and 2019, respectively. The Company had no outstanding balance on the Revolving Loan Facility as of March 31, 2020 and 2019, respectively.

On March 24, 2020, the Company also entered into a Multi-Draw Term Loan and Security Agreement (the “Multi-Draw Facility”) with First Republic, which provides for a term loan in the aggregate principal amount of $75,000 that may be drawn any time during a period of one year following the closing date. Borrowings accrue interest at a fixed per annum rate of 4% and the Multi-Draw Facility matures on July 1, 2030. The Company had no outstanding balance on the Multi-Draw Facility as of March 31, 2020.

The Loan Agreements and Multi-Draw Facility contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. They also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined therein, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements and Multi-Draw Facility. The obligations under the Loan Agreements and Multi-Draw Facility are secured by substantially all of the assets of HLA.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The aggregate minimum principal payments on the Company’s outstanding debt are due as follows:

Fiscal year ending March 31,
2020	$1,406
2021	1,875
2022	1,875
2023	4,688
2024	7,031
Thereafter	58,125
$75,000

The fair value of the outstanding balance of the Company’s debt instrument at March 31, 2020 and 2019 approximated par value based on current market rates for similar debt instruments and are classified as Level 2 within the fair value hierarchy.

9. Equity

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Shares of Common Stock Outstanding

The following table shows a rollforward of our common stock outstanding since March 31, 2017:

	Class A Common Stock	Class B Common Stock
March 31, 2017	19,036,504	27,935,255
Restricted stock granted	235,219	—
Shares issued due to option exercise	233,495	—
Shares issued in connection with RAPM acquisition	27,240	—
Shares issued (repurchased) in connection with offering	3,834,686	(2,235,187)
Shares repurchased for employee tax withholdings	(186,280)	—
Forfeitures	(41,388)	—
March 31, 2018	23,139,476	25,700,068
Shares issued (repurchased) in connection with offerings	4,141,921	(2,084,617)
Shares issued in connection with contingent compensation payment	11,380	—
Shares issued in connection with ESPP	7,137	—
Shares converted from units	41,435	—
Shares repurchased for employee tax withholdings	(123,928)	—
Forfeitures	(27,529)	(99,012)
Restricted stock granted	177,585	—
March 31, 2019	27,367,477	23,516,439
Shares issued (repurchased) in connection with offering	2,451,633	(1,466,712)
Shares issued in connection with contingent compensation payment	7,692	—
Shares issued in connection with ESPP	25,640	—
Shares converted from units	—	—
Shares repurchased for employee tax withholdings	(100,683)	—
Forfeitures	(27,834)	—
Restricted stock granted	118,859	—
March 31, 2020	29,842,784	22,049,727

The reallocation adjustment between HLI stockholders’ equity and non-controlling interests in Hamilton Lane Advisors, L.L.C. relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.

HLA Operating Agreement

In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, HLA made distributions in excess of required tax distributions to members in an aggregate amount of $34,014, $30,698, and $27,631 for the years ended March 31, 2020, 2019, and 2018, respectively.

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

March 2019 Offering

In March 2019, the Company and a certain selling stockholder completed a registered offering of an aggregate of 1,449,303 shares of Class A common stock at a price of $45.65 per share. The shares sold consisted of (i) 50,000 shares held by the selling stockholder and (ii) 1,399,303 shares newly issued by the Company. The Company received approximately $63,878 in proceeds from the sale of its shares, net of underwriting discounts and commissions, and used all of the proceeds to settle in cash exchanges by certain members of HLA of a total of 711,943 Class B units and 687,360 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

September 2018 Offering

In September 2018, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,880,979 shares of Class A common stock at a price of $47.26 per share. The shares sold consisted of (i) 138,361 shares held by the selling stockholders and (ii) 2,742,618 shares newly issued by the Company. The Company received approximately $129,626 in proceeds from the sale of its shares, net of underwriting discounts and commissions, and used all of the proceeds to settle in cash exchanges by certain members of HLA of a total of 1,372,674 Class B units and 1,369,944 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
10. Equity-Based Compensation

2017 Equity Incentive Plan

The Company has adopted its 2017 Equity Incentive Plan, as amended (the “Plan”), which permits the issuance of up to 5,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, or PSUs. Awards under the Plan generally vest over four years, with options expiring not more than ten years from the date of grant, three months after termination of employment or one year after the date of death or termination due to disability of the grantee. As of March 31, 2020, there were 3,261,399 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after February 28, 2027.

Summary of Option Activity

A summary of option activity under the Plan for the three years ended March 31, 2020 is presented below:

	Year Ended March 31,
	2020		2019		2018
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding at beginning of year	—	—	—	—	233,495	$1.34
Options exercised	—	—	—	—	(233,495)	1.34
Options outstanding at end of year	—	—	—	—	—	—
Options exercisable at end of year	—	—	—	—	—	—

The intrinsic value of options exercised was $4,350 for the year ended March 31, 2018.

Restricted Stock

The Company has granted restricted Class A common stock under the Plan to certain employees as part of the annual bonus program and in connection with its IPO. Holders of restricted stock have all of the rights of a stockholder with respect to such shares, including the right to vote the shares but not the right to receive dividends or other distributions. Substantially all of the awards vest over four years in equal annual installments. On each vesting date, the related employee tax liabilities are either paid in cash by the employee or stock is sold back to the Company at the then-current fair value to offset the required minimum tax withholding obligations. Forfeitures are recognized as they occur. Compensation expense related to the awards is recognized ratably each month over the vesting period.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The change in unvested restricted stock for the year ended March 31, 2020 is as follows:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2019	662,076	$26.58
Granted	118,859	54.71
Vested	(311,586)	22.40
Forfeited	(27,834)	30.29
March 31, 2020	441,515	$36.87

The weighted-average fair value per share of restricted stock awarded during the years ended March 31, 2020, 2019 and 2018 was $54.71, $40.77, and $32.45, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2020, 2019 and 2018 was $18,141, $16,601, and $16,214, respectively. As of March 31, 2020, total unrecognized compensation expense related to restricted stock was $15,838 with a weighted-average amortization period of 2.91 years.

The total tax benefit recognized from share-based compensation for the years ended March 31, 2020, 2019 and 2018 was $1,229, $2,537 and $2,403, respectively.

Employee Share Purchase Plan

On September 6, 2018, the Company’s stockholders approved the Hamilton Lane Incorporated Employee Share Purchase Plan (the “ESPP”). The ESPP provides for a purchase price equal to 85% of the closing price of the Company’s Class A common stock on the last trading day of each offering period, which begins the first day of each fiscal quarter and ends on the last day of that fiscal quarter. Our initial offering period started January 1, 2019. At inception, there were 1,000,000 shares available for purchase through the ESPP and 967,223 shares were available as of March 31, 2020. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s Class A common stock purchased, is recognized as equity-based compensation expense on the date of each purchase. During the year ended March 31, 2020 and 2019, the Company recorded expense of $220 and $47, respectively, related to the ESPP.
11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2020	2019	2018
Base compensation and benefits	$84,144	$78,452	$72,151
Incentive fee compensation	7,192	7,785	1,774
Equity-based compensation	7,183	6,382	5,544
Contingent compensation related to acquisition (Note 7)	—	5,100	3,399
Total compensation and benefits	$98,519	$97,719	$82,868

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The Company provides defined contribution plans covering U.S., United Kingdom and Hong Kong employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines.

The Company makes discretionary and/or matching contributions to the plans, which amounted to $1,561, $1,507, and $1,303 for the years ended March 31, 2020, 2019 and 2018, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.

12. Income Taxes

The Company’s income before income taxes consisted of the following:

	Year Ended March 31,
	2020	2019	2018
Domestic income before income taxes	$138,537	$128,035	$138,290
Foreign income before income taxes	2,207	1,522	1,340
Total income before income taxes	$140,744	$129,557	$139,630

Components of income tax expense consist of the following:

	Year Ended March 31,
	2020	2019	2018
Current:
Federal	$4,885	$7,163	$8,001
State and local	754	1,269	1,769
Foreign	400	463	580
Total current income tax expense	$6,039	$8,895	$10,350
Deferred:
Federal	$6,589	$3,654	$24,180
State and local	1,315	17,917	(496)
Foreign	25	94	(701)
Total deferred income tax expense	7,929	21,665	22,983
Total income tax expense	$13,968	$30,560	$33,333

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2020	2019	2018
Federal tax at statutory rate	21.0%	21.0%	31.6%
State income taxes, net of federal benefit	1.7%	1.4%	1.5%
Non-controlling interest	(9.8)%	(10.8)%	(19.8)%
Foreign income taxes	—%	—%	(0.4)%
Valuation allowance	(0.9)%	1.9%	(1.6)%
Tax reform impact	—%	—%	13.7%
Deferred tax asset state apportionment changes	—%	10.3%	—%
Other	(2.1)%	(0.2)%	(1.1)%
Effective tax rate	9.9%	23.6%	23.9%

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2020	2019
Deferred tax assets:
Basis difference in HLA	$150,309	$126,219
Tax Receivable Agreement	24,020	16,652
Fixed assets	42	26
Net operating loss carryforwards	1,569	1,843
Valuation allowance	(37,969)	(37,164)
State taxes	(30)	150
Total deferred tax assets	$137,941	$107,726

As of March 31, 2020 and 2019, the Company had net operating loss carryforwards of $6,902 and $7,999 that were generated from certain foreign subsidiaries. These net operating losses can be carried forward indefinitely. As of March 31, 2020 and 2019, it is more likely than not that the tax benefits from certain of these net operating loss carryforwards will not be realized, therefore, a valuation allowance of $768 and $947 has been established, respectively.
In connection with the September 2019 Offering and unit exchange, the Company recorded a deferred tax asset in the amount of $37,394, which is net of a valuation allowance of $3,736 related to the portion of tax benefits that it is more likely than not will not be realized. Additionally, in connection with the September 2019 Offering and unit exchange and recording of the deferred tax asset, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $31,481.
The Company believes it is more likely than not that the deferred tax assets (except those identified above) will be realized based on the Company’s historic earnings, forecasted income, and the reversal of temporary differences.  The net change in the valuation allowance was an increase of $805, which was recorded through additional paid-in-capital and income tax expense.

As of March 31, 2020, 2019, and 2018, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.

The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2020, the Company’s income tax returns from 2016 remain open and are subject to examination.

Tax Receivable Agreement

The Company has recorded a liability related to the TRA of $98,956 and $69,636 as of March 31, 2020 and 2019. A payment of $1,952 was made during the year ended March 31, 2020. In the event that the valuation allowance related to tax benefits associated with the tax receivable agreement is released in a future period, an additional estimated payable will be due to the TRA Recipients of $10,589.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31, 2020			Year Ended March 31, 2019
	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$60,825	28,088,578	$2.17	$33,573	23,836,401	$1.41
Adjustment to net income:
Assumed exercise and vesting of employee awards	352			355
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		350,194			462,394
Diluted EPS of Class A common stock	$61,177	28,438,772	$2.15	$33,928	24,298,795	$1.40

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	Year Ended March 31, 2018
	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	17,341	18,414,715	$0.94
Adjustment to net income:
Assumed exercise and vesting of employee awards	356
Effect of dilutive securities:
Assumed exercise and vesting of employee awards		575,654
Diluted EPS of Class A common stock	$17,697	18,990,369	$0.93

The calculations of diluted earnings per share exclude 23,968,994, 26,420,627, and 30,603,983 outstanding Class B and C units of HLA for the years ended March 31, 2020, 2019 and 2018, respectively, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $161,323, $134,343, and $113,507 for the years ended March 31, 2020, 2019 and 2018, respectively. The Company earned incentive fees from Partnerships of $24,077, $31,876, and $43,522 for the years ended March 31, 2020, 2019 and 2018, respectively.

Fees receivable from the Partnerships were $16,970 and $8,927 as of March 31, 2020 and 2019, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

The Company entered into a service agreement on June 1, 2017 with a joint venture pursuant to which it incurred expenses of $5,289, $5,058 and $3,638 for the years ended March 31, 2020, 2019, and 2018 respectively, which amounts are included in general, administrative and other expenses in the Consolidated Statements of Income. The Company also has a payable to the joint venture of $428 and $450 as of March 31, 2020 and 2019, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

On January 31, 2020, the convertible promissory note (the “Note”) held by the Company issued by one of its equity method investments was settled by converting the outstanding principal and accrued interest into shares of the investee per the terms of the Note. The Company received 2,278,524 shares of the investee which were recorded at the carrying value of the Note of $902 at the date of conversion. These shares are included with similar shares of that investee as investments held under the measurement alternative.

On January 31, 2020, the Company entered into an asset purchase agreement with one of its equity method investments for the code and an exclusive license to distribute the Cobalt LP software. The cost of the asset acquisition was $6,373, which consisted of an upfront cash payment of $4,000, contribution of equity shares of the investee valued at $2,201 and $172 in direct transaction fees. Additionally, a deferred

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
cash payment of $1,000 will be made upon completion of agreed upon activities in order to finalize the purchase. The deferred cash payment will be included in the cost of the asset acquisition when paid. The assets purchased were recorded as intangible assets in other assets in the Consolidated Balance Sheets and will be amortized over 7 years.

15. Supplemental Cash Flow Information

	Year Ended March 31,
	2020	2019	2018
Cash paid during the year for interest	$2,854	$2,966	$3,075
Cash paid during the year for income taxes	$7,804	$10,176	$8,790
Cumulative-effect adjustment from adoption of accounting guidance	$—	$997	$—
Shares issued for contingent compensation payment	$425	$425	$—
Non-cash investing activities:
Shares issued for acquisition of business	$—	$—	$612
Conversion of note receivable	$902	$—	$—
Contribution of investment for purchase of intangible assets	$2,201	$—	$—
Non-cash financing activities:
Establishment of net deferred tax assets related to tax receivable agreement	$37,394	$56,010	$34,492
Dividends declared but not paid	$8,027	$5,673	$3,893
Members’ distributions declared but not paid	$5,829	$17,081	$11,837

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

Incentive Fees

The Partnerships have allocated carried interest, which has not yet been received or recognized, in the amounts of $441,150 and $326,466 at March 31, 2020 and 2019, respectively, of which $3,704 and $3,704 at March 31, 2020 and 2019, respectively, has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $110,288 and $81,616 as of March 31, 2020 and 2019, respectively, would be potentially payable to certain employees and third parties pursuant to compensation arrangements related to the carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as this liability is not yet probable.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. These leases have remaining lease terms of one year to five years, some of which have the option to extend for an additional five years or have the option to terminate within one year.

Total operating lease costs were $4,838 for the year ended March 31, 2020. Total variable lease costs were $557 for the year ended March 31, 2020. Short-term lease costs were not material for the year ended March 31, 2020.

Year Ended March 31, 2020
Cash paid for amounts included in the measurement of operating lease liabilities	$ 5,108
Noncash ROU assets obtained in exchange for new operating lease liabilities	$ 2,102

Weighted average remaining lease term (in years)	2.9
Weighted average discount rate	5.2%

Total lease expense was $5,851 and $5,286 for the years ended March 31, 2019 and 2018, respectively, and was recorded on the straight-line basis and included in general, administrative and other expenses in the Consolidated Statements of Income.

As of March 31, 2020, the maturities of operating lease liabilities were as follows:

FY2021	$4,912
FY2022	3,320
FY2023	1,200
FY2024	877
Thereafter	688
Total lease payments	$10,997
Less: imputed interest	(813)
Total operating lease liabilities	$10,184

In October 2019, the Company executed an agreement to lease office space for its new headquarters in suburban Philadelphia. The lessor is currently building the office space. The Company expects to gain access to the space to build various leasehold improvements in late fiscal 2021. At that time, the Company will establish an ROU asset and a lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be $92,320 over 17 years.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $143,489 and $123,637 as of March 31, 2020 and 2019, respectively.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

17. Quarterly Financial Information (Unaudited)

	For the quarter ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Total revenues	$64,686	$64,292	$68,138	$76,932
Total expenses	37,693	37,367	39,246	43,313
Net income	27,453	32,273	28,437	38,613
Net income attributable to HLI	11,381	15,299	13,497	20,648
Earnings per share of Class A common stock:
Class A - Basic	$.43	$.56	$.46	$.71
Class A - Diluted	$.42	$.56	$.46	$.70

	For the quarter ended
	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019
Total revenues	$63,362	$55,833	$65,996	$66,988
Total expenses	37,670	34,466	37,759	38,060
Net income	23,103	32,572	22,915	20,407
Net income attributable to HLI	8,845	11,222	5,458	8,048
Earnings per share of Class A common stock:
Class A - Basic	$.40	$.49	$.22	$.32
Class A - Diluted	$.39	$.49	$.22	$.31

18. Subsequent Events

On May 28, 2020, the Company declared a quarterly dividend of $0.3125 per share of Class A common stock to record holders at the close of business on June 15, 2020. The payment date will be July 7, 2020.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2020. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2020.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2020, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2020.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2020, which is included in Item 8 of this Form 10-K.
Previously Disclosed Material Weakness
In our Annual Report on Form 10-K for the period ended March 31, 2019 (the “2019 Form 10-K”), management identified a material weakness in our internal control over financial reporting. This material weakness did not result in any identified misstatements to the audited consolidated financial statements or disclosures in our 2019 Form 10-K, or any restatements of our audited and unaudited consolidated financial statements or disclosures for any previously reported periods.
Remediation of Previously Disclosed Material Weakness
We have implemented additional controls during the past year to address the deficiencies identified. Based on the additional controls implemented and our evaluation of the effectiveness of these controls, management has concluded that the material weakness described above and first disclosed in our 2019 Form 10-K was remediated as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

133

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, under the headings “Election of Directors”, “Executive Officers” and “Corporate Governance”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, under the headings “Executive Compensation” and “Director Compensation”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1. All financial statements. See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

2. Financial Statement Schedules. Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3. Exhibits. See Exhibit Index.

Item 16. Form 10-K Summary
Omitted at the Company’s option.

Exhibit Index

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
4.1	Description of Common Stock of Hamilton Lane Incorporated	10-K	4.1	5/30/19	001-38021
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/17	001-38021
10.2	Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of February 26, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	S-1	10.2	2/26/18	333-223235
10.3	Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.3	6/14/18	001-38021
10.4	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17	001-38021
10.5	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17	001-38021
10.6	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18	001-38021
10.7	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17	001-38021
10.8	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17	001-38021
10.9†	Hamilton Lane Incorporated 2017 Equity Incentive Plan	S-1/A	10.6	2/16/17	333-215846

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.10†	Amendment No. 1 to the Hamilton Lane Incorporated 2017 Equity Incentive Plan	10-Q	10.2	2/9/18	001-38021
10.11†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17	333-215846
10.12†	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.1	2/9/18	001-38021
10.13†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17	333-215846
10.14†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18	001-38021
10.15†	Hamilton Lane Incorporated Employee Share Purchase Plan	DEF14A	Appendix A	7/27/18	001-38021
10.16†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17	333-215846
10.17○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	8/25/17	001-38021
10.18	First Amendment to Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	3/25/20	001-38021
10.19○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	8/25/17	001-38021
10.20	First Amendment to Revolving Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	3/25/20	001-38021
10.21○	Multi-Draw Term Loan and Security Agreement, dated March 24, 2020, by the between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	3/25/20	001-38021
10.22†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17	001-38021
10.23†	Offer Letter of Atul Varma, dated November 25, 2019	8-K	10.1	1/2/20	001-38021
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of May, 2020.

HAMILTON LANE INCORPORATED

By:	/s/ Mario L. Giannini
Name: Mario L. Giannini
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 28th day of May, 2020.

Signature	Title

/s/ Hartley R. Rogers	Chairman of the Board of Directors
Hartley R. Rogers

/s/ Mario L. Giannini	Chief Executive Officer and Director (Principal Executive Officer)
Mario L. Giannini

/s/ Atul Varma	Chief Financial Officer and Treasurer (Principal Financial Officer)
Atul Varma

/s/ Michael T. Donohue	Controller (Principal Accounting Officer)
Michael T. Donohue

/s/ Erik R. Hirsch	Vice Chairman and Director
Erik R. Hirsch

/s/ David J. Berkman	Director
David J. Berkman

/s/ O. Griffith Sexton	Director
O. Griffith Sexton

/s/ Leslie F. Varon	Director
Leslie F. Varon