Form 10-Q
period 2020-06-30
Hamilton Lane INC
filed 2020-08-04
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 31, 2020, there were 32,772,936 shares of the registrant’s Class A common stock, par value $0.001, and 19,778,091 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2020 (our “2020 Form 10-K”) and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2020	2020
Assets
Cash and cash equivalents	$71,091	$50,124
Restricted cash	3,147	3,086
Fees receivable	23,679	30,384
Prepaid expenses	5,917	6,988
Due from related parties	2,153	2,605
Furniture, fixtures and equipment, net	7,666	7,402
Lease right-of-use assets, net	9,697	9,577
Investments	194,864	207,747
Deferred income taxes	191,375	137,941
Other assets	16,918	17,675
Total assets	$526,507	$473,529
Liabilities and Equity
Accounts payable	$1,148	$1,968
Accrued compensation and benefits	23,443	10,804
Deferred incentive fee revenue	3,704	3,704
Debt	74,538	74,524
Accrued members’ distributions	3,367	5,829
Payable to related parties pursuant to tax receivable agreement	143,370	98,956
Dividends payable	10,102	8,027
Lease liabilities	10,243	10,184
Other liabilities (includes $16,785 and $13,394 at fair value)	23,981	22,132
Total liabilities	293,896	236,128

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 32,772,936 and 29,842,784 issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	33	30
Class B common stock, $0.001 par value, 50,000,000 authorized; 19,778,091 and 22,049,727 issued and outstanding as of June 30, 2020 and March 31, 2020, respectively	20	22
Additional paid-in-capital	126,585	107,727
Retained earnings	40,234	47,090
Accumulated other comprehensive loss	(84)	(78)
Total Hamilton Lane Incorporated stockholders’ equity	166,788	154,791
Non-controlling interests in general partnerships	2,655	4,853
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	63,168	77,757
Total equity	232,611	237,401
Total liabilities and equity	$526,507	$473,529
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2020	2019
Revenues
Management and advisory fees	$67,267	$60,551
Incentive fees	2,477	4,135
Total revenues	69,744	64,686
Expenses
Compensation and benefits	30,351	24,104
General, administrative and other	10,560	13,589
Total expenses	40,911	37,693
Other income (expense)
Equity in (loss) income of investees	(21,203)	6,213
Interest expense	(487)	(817)
Interest income	24	280
Non-operating expense	(275)	(879)
Total other income (expense)	(21,941)	4,797
Income before income taxes	6,892	31,790
Income tax expense	1,924	4,337
Net income	4,968	27,453
Less: (Loss) income attributable to non-controlling interests in general partnerships	(2,010)	504
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	3,732	15,568
Net income attributable to Hamilton Lane Incorporated	$3,246	$11,381

Basic earnings per share of Class A common stock	$0.11	$0.43
Diluted earnings per share of Class A common stock	$0.11	$0.42
Dividends declared per share of Class A common stock	$0.3125	$0.2750
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2020	2019
Net income	$4,968	$27,453
Other comprehensive income (loss), net of tax
Foreign currency translation	(10)	13
Total other comprehensive income (loss), net of tax	(10)	13
Comprehensive income	4,958	27,466
Less:
Comprehensive (loss) income attributable to non-controlling interests in general partnerships	(2,010)	504
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	3,728	15,574
Total comprehensive income attributable to Hamilton Lane Incorporated	$3,240	$11,388
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$4,853	$77,757	$237,401
Net income (loss)	—	—	—	3,246	—	(2,010)	3,732	4,968
Other comprehensive loss	—	—	—	—	(6)	—	(4)	(10)
Equity-based compensation	—	—	997	—	—	—	761	1,758
Deferred tax adjustment	—	—	8,414	—	—	—	—	8,414
Dividends declared	—	—	—	(10,102)	—	—	—	(10,102)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(188)	—	(188)
Member distributions	—	—	—	—	—	—	(9,967)	(9,967)
Secondary Offering	3	(2)	9,522	—	—	—	(9,525)	(2)
Employee Share Purchase Plan share issuance	—	—	192	—	—	—	147	339
Equity reallocation between controlling and non-controlling interests	—	—	(267)	—	—	—	267	—
Balance at June 30, 2020	$33	$20	$126,585	$40,234	$(84)	$2,655	$63,168	$232,611

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2019	$27	$24	$92,482	$17,686	$7	$5,716	$53,780	$169,722
Net income	—	—	—	11,381	—	504	15,568	27,453
Other comprehensive income	—	—	—	—	7	—	6	13
Equity-based compensation	—	—	875	—	—	—	866	1,741
Repurchase of Class A shares for employee tax withholding	—	—	(9)	—	—	—	(8)	(17)
Issuance of shares for contingent compensation payout	—	—	214	—	—	—	211	425
Deferred tax adjustment	—	—	4	—	—	—	—	4
Dividends declared	—	—	—	(7,345)	—	—	—	(7,345)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(288)	—	(288)
Member distributions	—	—	—	—	—	—	(14,149)	(14,149)
Employee Share Purchase Plan share issuance	—	—	139	—	—	—	137	276
Equity reallocation between controlling and non-controlling interests	—	—	(162)	—	—	—	162	—
Balance at June 30, 2019	$27	$24	$93,543	$21,722	$14	$5,932	$56,573	$177,835

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2020	2019
Operating activities:
Net income	$4,968	$27,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,004	802
Change in deferred income taxes	(638)	2,904
Change in payable to related parties pursuant to tax receivable agreement	—	136
Equity-based compensation	1,748	1,727
Equity in loss (income) of investees	21,203	(6,213)
Proceeds received from investments	157	2,194
Other	82	667
Changes in operating assets and liabilities:
Fees receivable	6,707	673
Prepaid expenses	1,071	(88)
Due from related parties	452	(1,831)
Other assets	424	577
Accounts payable	(820)	130
Accrued compensation and benefits	12,639	3,899
Other liabilities	(1,542)	372
Net cash provided by operating activities	47,455	33,402
Investing activities:
Purchase of furniture, fixtures and equipment	(998)	(737)
Purchase of other investments	—	(3,967)
Distributions received from investments	4,162	1,861
Contributions to investments	(9,238)	(7,645)
Net cash used in investing activities	(6,074)	(10,488)
Financing activities:
Proceeds from offering	204,979	—
Purchase of membership interests	(204,979)	—
Repayments of debt	—	(938)
Draw-down on revolver	—	15,000
Repayment of revolver	—	(15,000)
Secured financing	—	15,750
Contributions from non-controlling interest in general partnerships	32	9
Distributions to non-controlling interest in general partnerships	(220)	(297)
Repurchase of Class B common stock	(2)	—
Repurchase of Class A shares for employee tax withholding	—	(17)
Proceeds received from issuance of shares under Employee Share Purchase Plan	339	276
Payments to related parties, pursuant to tax receivable agreement	(36)	—
Dividends paid	(8,027)	(5,673)
Members’ distributions paid	(12,429)	(22,245)
Net cash used in financing activities	(20,343)	(13,135)
Effect of exchange rate changes on cash and cash equivalents	(10)	4
Increase in cash, cash equivalents, and restricted cash	21,028	9,783
Cash, cash equivalents, and restricted cash at beginning of the period	53,210	51,590
Cash, cash equivalents, and restricted cash at end of the period	$74,238	$61,373
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of June 30, 2020 and March 31, 2020, HLI held approximately 60.6% and 55.1%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

global economic markets. Given the amount of uncertainty regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on the Company’s financial statements. The Company’s investments in partnerships and unrealized carried interest amounts are reported on a three month lag, as discussed below in “—Accounting for Differing Fiscal Periods”.

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

The carrying amount of the term loan of $74,538 as of June 30, 2020 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”. ASU 2018-13 changes the fair value measurement disclosure requirements. The amendments remove or modify certain disclosures, while others were added. Early adoption of any removed or modified disclosure requirements is permitted upon issuance of ASU 2018-13 and adoption of the additional disclosure requirements may be delayed until the effective date. The Company elected to early adopt the removed or modified disclosure requirements of the standard on October 1, 2018. The Company adopted the remaining requirements on April 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In June 2016, the FASB issued ASU 2016-13, “Accounting for Financial Instruments - Credit Losses (Topic 326)”. ASU 2016-13 replaces the incurred loss methodology in current GAAP with a methodology that reflects expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 using the modified retrospective transition method on April 1, 2020. The adoption did not have a material impact on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and advisory fees	2020	2019
Specialized funds	$32,231	$26,959
Customized separate accounts	23,515	21,963
Advisory	6,765	6,252
Reporting and other	2,836	2,163
Distribution management	1,727	1,359
Fund reimbursement revenue	193	1,855
Total management and advisory fees	$67,267	$60,551

	Three Months Ended June 30,
Incentive fees	2020	2019
Specialized funds	$2,218	$2,639
Customized separate accounts	259	1,496
Total incentive fees	$2,477	$4,135

Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $1,009 and $994 as of June 30, 2020 and March 31, 2020, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $128 and $122 for the three months ended June 30, 2020, and 2019, respectively, and is included in compensation and benefits in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	June 30,	March 31,
	2020	2020
Equity method investments in Partnerships	$154,431	$166,106
Equity method investments in Partnerships held by consolidated VIEs	5,469	9,988
Other equity method investments	1,433	1,168
Other investments	16,785	13,394
Investments valued under the measurement alternative	16,746	17,091
Total Investments	$194,864	$207,747

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized an equity method loss related to its investments in Partnerships and other equity method investments of $21,203 for the three months ended June 30, 2020 and equity method income related to its investments in Partnerships and other equity method investments of $6,213 for the three months ended June 30, 2019.

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

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2019	$3,734	$3,940	$4,814	$12,488
Contributions	2,092	—	1,875	3,967
Distributions	—	—	—	—
Net gain	85	73	—	158
Balance as of June 30, 2019	$5,911	$4,013	$6,689	$16,613

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2020	$5,786	$1,756	$5,852	$13,394
Contributions	28	—	—	28
Distributions	(248)	(42)	—	(290)
Net gain	998	94	2,561	3,653
Balance as of June 30, 2020	$6,564	$1,808	$8,413	$16,785

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of June 30, 2020:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$6,564	Adjusted net asset value	Selected market return	8.8%	-	10.1%	9.1%
Direct credit co-investments	$1,808	Discounted cash flow	Market yield	10.8%	-	12.3%	11.5%
Direct equity co-investments	$8,413	Market approach	EBITDA multiple	7.8x	-	12.75x	9.27x
		Market approach	Equity multiple	1.2x			1.2x
		Market approach	Illiquidity discount	3.6%			3.6%

For the significant unobservable inputs listed in the table above, (1) a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively; (2) a significant increase or decrease in the market yield would result in a significantly lower or higher fair value measurement, respectively; (3) a significant increase or decrease in the selected multiple would result in a significantly higher or lower fair value measurement, respectively; and (4) a significant increase or decrease in the selected illiquidity discount would result in a significantly lower or higher fair value measurement, respectively.

During the three months ended June 30, 2019, the Company transferred these investments for an agreed amount of cash of $15,750 to a Partnership that is a Variable Interest Entity (“VIE”) of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing”, to qualify as a sale and therefore has recorded a financial liability for the secured financing which is included in other liabilities in the Condensed Consolidated Balance Sheets. The cash received was recorded as secured financing in financing activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2020, all other investments were pledged as collateral on the Company’s secured financing.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company accounts for this financial liability at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral. As of June 30, 2020, the secured financing had a fair value of $16,785 and an amortized cost of $12,836. The fair value of the secured financing is estimated using Level 3 inputs with the significant input being the fair value of the other investments utilized as collateral as shown above.

The Company recognized a gain on other investments of $3,653 and $158 during the three months ended June 30, 2020 and 2019, respectively, and a loss on the secured financing liability of $3,653 and $863 during the three months ended June 30, 2020 and 2019, respectively, that are recorded in other non-operating loss.

5. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $5,469 and $9,988 as of June 30, 2020 and March 31, 2020, respectively, and are recorded in investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of June 30, 2020 and March 31, 2020 other than deferred incentive fee revenue of $3,704 as of both June 30, 2020 and March 31, 2020. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of June 30, 2020, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $19,554,065 and $7,295,710, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30,	March 31,
	2020	2020
Investments	$107,156	$118,696
Fees receivable	7,983	8,703
Due from related parties	503	1,194
Total VIE Assets	115,642	128,593
Deferred incentive fee revenue	3,704	3,704
Non-controlling interests	(2,655)	(4,853)
Maximum exposure to loss	$116,691	$127,444

6. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2020:

	Class A Common Stock	Class B Common Stock
March 31, 2020	29,842,784	22,049,727
Shares issued (repurchased) in connection with registered offering	2,924,515	(2,271,636)
Forfeitures	(287)	—
Shares issued pursuant to Employee Share Purchase Plan	5,924	—
June 30, 2020	32,772,936	19,778,091

June 2020 Offering

In June 2020, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,995,757 shares of Class A common stock at a price of $70.09 per share (the “June 2020 Offering”). The shares sold consisted of 71,242 shares held by the selling stockholders and 2,924,515 shares newly issued by the Company. The Company received approximately $204,979 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 2,271,636 Class B units and 652,879 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Equity-Based Compensation

A summary of restricted stock activity for the three months ended June 30, 2020 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2020	441,515	$36.87
Granted	—	$—
Vested	(2,733)	$18.96
Forfeited	(287)	$14.33
June 30, 2020	438,495	$37.00

As of June 30, 2020, total unrecognized compensation expense related to restricted stock was $14,146.

8. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2020	2019
Base compensation and benefits	$27,986	$21,368
Incentive fee compensation	617	1,009
Equity-based compensation	1,748	1,727
Total compensation and benefits	$30,351	$24,104

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

The Company’s effective tax rate was 27.9% and 13.6% for the three months ended June 30, 2020 and 2019, respectively. These rates were different than the statutory rate due primarily to the portion of income allocated to the non-controlling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments.

In connection with the June 2020 Offering, the Company recorded a deferred tax asset in the amount of $56,314. It is more likely than not that a portion of these tax benefits will not be realized, so a valuation allowance of $3,521 was established as of June 30, 2020. Additionally, in connection with the June 2020 Offering and recording of the deferred tax asset, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $44,450.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

As of June 30, 2020, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$3,246	30,237,450	$0.11	$11,381	26,706,719	$0.43
Adjustment to net income:
Assumed vesting of employee awards	9			71
Effect of dilutive securities:
Assumed vesting of employee awards		202,702			335,262
Diluted EPS of Class A common stock	$3,255	30,440,152	$0.11	$11,452	27,041,981	$0.42

The calculations of diluted earnings per share exclude 21,044,479 outstanding Class B and Class C units of HLA and 26,420,627 outstanding Class B and Class C units of HLA for the three months ended June 30, 2020, and 2019, respectively, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

11. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $44,249 and $39,630 for the three months ended June 30, 2020 and 2019, respectively. The Company earned incentive fees from Partnerships of $2,355 and $4,087 for the three months ended June 30, 2020 and 2019, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company entered into a service agreement on June 1, 2017 with its joint venture pursuant to which it had expenses of $960 and $1,365 for the three months ended June 30, 2020, and 2019, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $323 and $428 as of June 30, 2020 and March 31, 2020, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

Fees receivable from the Partnerships were $11,623 and $16,970 as of June 30, 2020 and March 31, 2020, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

12. Supplemental Cash Flow Information

	Three Months Ended June 30,
	2020	2019
Shares issued for contingent compensation payment	$—	$425
Non-cash financing activities:
Dividends declared but not paid	$10,102	$7,345
Member distributions declared but not paid	$3,367	$8,985
Establishment of net deferred tax assets related to offerings	$52,793	$—

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and that did not meet the Company’s criteria for recognition in the amounts of $310,915 and $441,150, net of amounts attributable to non-controlling interests, at June 30, 2020 and March 31, 2020, respectively, and $3,704 at both June 30, 2020 and March 31, 2020 that has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $77,729 and $110,288 as of June 30, 2020 and March 31, 2020, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $143,466 and $143,489 as of June 30, 2020 and March 31, 2020, respectively.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. These leases have remaining lease terms of one year to six years, some of which have the option to extend for an additional five years or have the option to terminate within one year.

Total operating lease costs were $1,202 and $1,205 for the three months ended June 30, 2020 and 2019, respectively. Total variable lease costs were $158 and $134 for the three months ended June 30, 2020 and 2019, respectively. Short-term lease costs were not material for the three months ended June 30, 2020 or 2019.

The following table shows other supplemental information related to the Company’s operating leases:

	Three Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$1,314	$1,282

Weighted average remaining lease term (in years)	3.0	2.9
Weighted average discount rate	4.9%	5.5%

As of June 30, 2020, the maturities of operating lease liabilities were as follows:

Remainder of FY2021	$3,630
FY2022	3,615
FY2023	1,909
FY2024	1,047
FY2025	736
Thereafter	—
Total lease payments	10,937
Less: imputed interest	(694)
Total operating lease liabilities	$10,243

In October 2019, the Company executed an agreement to lease office space for its new headquarters in suburban Philadelphia. The lessor is currently building the office space. The Company expects to gain access to the space to build various leasehold improvements in late fiscal 2021. At that time, the Company will establish an ROU asset and a lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be approximately $92,000 over 17 years.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

14. Subsequent Events

On August 4, 2020, the Company declared a quarterly dividend of $0.3125 per share of Class A common stock to record holders at the close of business on September 15, 2020. The payment date will be October 6, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Form 10-K for a more complete understanding of our financial position and results of operations.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2020 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2020 and fiscal 2019 are to our fiscal years ended March 31, 2020, and 2019, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $54 billion of our assets under management (“AUM”) as of June 30, 2020.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $14 billion of our AUM as of June 30, 2020.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $447 billion of assets under advisement (“AUA”) as of June 30, 2020.

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
Recent Transactions
June 2020 Offering
In June 2020, we and certain selling stockholders completed a registered offering of an aggregate of 2,995,757 shares of Class A common stock at a price of $70.09 per share (the “June 2020 Offering”). The purpose of the June 2020 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 71,242 shares held by the selling stockholders and (ii) 2,924,515 shares newly issued by us. We received approximately $205 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 2,271,636 Class B units and 652,879 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholders.
Trends Affecting Our Business
Impact of Covid-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which continues to spread and cause significant disruption and uncertainty in the global economic markets. We are closely monitoring developments related to the COVID-19 pandemic and assessing any negative impacts to our business.
During the quarter ended June 30, 2020, we saw more pronounced effects of the pandemic, which are expected to continue in future quarters if conditions persist. Given the amount of uncertainty regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on future quarters, but it has impacted, and may further impact, our business in various ways, including but not limited to the following:
•Investment valuations may be subject to significant volatility and adversely impacted due to the disruption in global economic markets, whether because of valuation methodologies that rely on public market comparables or as a result of decreases in current or future estimated performance of underlying portfolio companies. Our underlying investments reflect valuations as of March 31, 2020, which were impacted by decreases in public markets and credit indices as of that date. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period.
•Incentive fee revenue has and may continue to decrease as the ability of general partners to exit existing investments has been more limited due to uncertainty in the global economic markets.
•While the market dislocation caused by COVID-19 may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could impact revenue, particularly for specialized funds and customized separate accounts that charge fees on invested capital.
•Restrictions on travel and social distancing requirements implemented globally have challenged our ability to fundraise for new products and raise new business, which may result in lower or delayed revenue growth compared to prior periods. Investors may also limit the amount of capital they are willing to commit given the current uncertainties in global markets and economies.
•The vast majority of our employees are continuing to work remotely. An extended duration of remote working could lead to additional operational risks, such as greater cybersecurity threats. COVID-19 presents a threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the implementation of certain strategic plans.
As of June 30, 2020, we have adequate liquidity with $71.1 million in available cash and $125 million in availability under our Loan Agreements (defined below). For more information on our Loan Agreements, see “—Liquidity and Capital Resources—Loan Agreements”.
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
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value in, our specialized funds. The management fee during the commitment period is often charged on capital commitments. After the commitment period (or a defined anniversary of the fund’s initial closing), such fee is typically reduced by a percentage of the management fee charged for the preceding year, or the management fee is charged on net invested capital. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments or if the limited partners are investors in our other funds.
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
Expenses
Compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted stock awards and (c) incentive fee compensation, which consists of carried interest and performance fee allocations. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2020 and 2019. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
($ in thousands)	2020	2019
Revenues
Management and advisory fees	$67,267	$60,551
Incentive fees	2,477	4,135
Total revenues	69,744	64,686
Expenses
Compensation and benefits	30,351	24,104
General, administrative and other	10,560	13,589
Total expenses	40,911	37,693
Other income (expense)
Equity in (loss) income of investees	(21,203)	6,213
Interest expense	(487)	(817)
Interest income	24	280
Non-operating expense	(275)	(879)
Total other income (expense)	(21,941)	4,797
Income before income taxes	6,892	31,790
Income tax expense	1,924	4,337
Net income	4,968	27,453
Less: (Loss) income attributable to non-controlling interests in general partnerships	(2,010)	504
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	3,732	15,568
Net income attributable to Hamilton Lane Incorporated	$3,246	$11,381

Revenues

	Three Months Ended June 30,
($ in thousands)	2020	2019
Management and advisory fees
Specialized funds	$32,231	$26,959
Customized separate accounts	23,515	21,963
Advisory	6,765	6,252
Reporting and other	2,836	2,163
Distribution management	1,727	1,359
Fund reimbursement revenue	193	1,855
Total management and advisory fees	67,267	60,551
Incentive fees	2,477	4,135
Total revenues	$69,744	$64,686

Three months ended June 30, 2020 compared to three months ended June 30, 2019
Total revenues increased $5.1 million, or 8%, to $69.7 million, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to an increase in management and advisory fees, partially offset by a decrease in incentive fees.
Management and advisory fees increased $6.7 million, or 11%, to $67.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Specialized funds revenue increased $5.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a $7.3 million increase in revenue from our latest secondary fund, which added $1.6 billion in fee-earning AUM between periods, partially offset by a $2.8 million decrease from our latest co-investment fund. Management fees for our latest secondary fund included $3.8 million in retroactive fees for the three months ended June 30, 2020 compared to $2.8 million for our latest co-investment fund for the three months ended June 30, 2019. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Fund reimbursement revenue decreased $1.7 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to the recognition of fund reimbursements from our latest secondary fund in the prior year period.
Incentive fees decreased $1.7 million to $2.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a $2.1 million decrease in incentive fees from one of our specialized funds.
Expenses
Three months ended June 30, 2020 compared to three months ended June 30, 2019
Total expenses increased $3.2 million, or 9%, to $40.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 due to an increase in compensation and benefits expenses, partially offset by a decrease in general, administrative and other expenses.
Compensation and benefits expenses increased $6.2 million, or 26%, to $30.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to an increase in base compensation and benefits. Base compensation and benefits increased $6.6 million, or 31%, for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to an increase in our bonus plan accrual due to revenue increases and operating efficiencies compared to the prior year period. Incentive fee compensation decreased $0.4 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due to the decrease in incentive fee revenue.
General, administrative and other expenses decreased $3.0 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This change consisted primarily of a $1.2 million decrease in consulting and professional fees, a $1.0 million decrease in travel expenses, and a $0.7 million decrease in commissions expense.

Other Income (Expense)
The following table shows the equity in (loss) income of investees included in other income (expense):

	Three Months Ended June 30,
($ in thousands)	2020	2019
Equity in (loss) income of investees
Primary funds	$(3,006)	$700
Direct/co-investment funds	(9,527)	3,654
Secondary funds	(2,162)	641
Customized separate accounts	(6,027)	1,369
Other equity method investments	(481)	(151)
Total equity in (loss) income of investees	$(21,203)	$6,213

Three months ended June 30, 2020 compared to three months ended June 30, 2019
Other income decreased $26.7 million to an expense of $21.9 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a decrease in equity in income of investees.
Equity in income of investees decreased $27.4 million to a loss of $21.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This was due primarily to the impact of COVID-19 on public and private market valuations for the quarter ending March 31, 2020.
Non-operating income increased $0.6 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, due primarily to a loss on the transfer of other investments in the prior year period.
Income Tax Expense
The Company’s effective tax rate was 27.9% and 13.6% for the three months ended June 30, 2020 and 2019, respectively. These rates were different than the statutory rate due primarily to the portion of income allocated to the non-controlling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended June 30,			Three Months Ended June 30,
($ in millions)	2020			2019
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$24,545	$14,118	$38,663	$22,160	$11,434	$33,594
Contributions (1)	1,009	791	1,800	829	968	1,797
Distributions (2)	(1,110)	(195)	(1,305)	(499)	(117)	(616)
Foreign exchange, market value and other (3)	(158)	6	(152)	21	—	21
Balance, end of period	$24,286	$14,720	$39,006	$22,511	$12,285	$34,796

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

Three months ended June 30, 2020
Fee-earning AUM increased $0.3 billion to $39.0 billion during the three months ended June 30, 2020, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM decreased $0.3 billion, or 1%, to $24.3 billion for the three months ended June 30, 2020. Customized separate accounts contributions were $1.0 billion for the three months ended June 30, 2020, due to new allocations from existing clients and the addition of new clients. Distributions were $1.1 billion for the three months ended June 30, 2020 due to $0.7 billion from accounts reaching the end of their fund term, $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.2 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $0.6 billion, or 4%, to $14.7 billion for the three months ended June 30, 2020. Specialized fund contributions were $0.8 billion for the three months ended June 30, 2020, due primarily to $0.5 billion from new commitments to our secondary fund in market during the period. Distributions were $0.2 billion for the three months ended June 30, 2020, due to returns of capital in funds earning fees on a net invested capital or NAV fee base.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
($ in thousands)	2020	2019
Net income attributable to Hamilton Lane Incorporated	$3,246	$11,381
(Loss) income attributable to non-controlling interests in general partnerships	(2,010)	504
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	3,732	15,568
Incentive fees	(2,477)	(4,135)
Incentive fee related compensation (1)	1,173	1,917
Interest income	(24)	(280)
Interest expense	487	817
Income tax expense	1,924	4,337
Equity in loss (income) of investees	21,203	(6,213)
Non-operating loss	275	879
Fee Related Earnings	$27,529	$24,775
Depreciation and amortization	1,004	802
Equity-based compensation	1,748	1,727
Incentive fees	2,477	4,135
Incentive fees attributable to non-controlling interests	(8)	(99)
Incentive fee related compensation (1)	(1,173)	(1,917)
Interest income	24	280
Adjusted EBITDA	$31,601	$29,703

(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
(in thousands, except share and per-share amounts)	2020	2019

Net income attributable to Hamilton Lane Incorporated	$3,246	$11,381
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	3,732	15,568
Income tax expense	1,924	4,337
Adjusted pre-tax net income	8,902	31,286
Adjusted income taxes (1)	(2,110)	(7,446)
Adjusted net income	$6,792	$23,840

Weighted-average shares of Class A common stock outstanding - diluted	30,440,152	27,041,981
Exchange of Class B and Class C units in HLA (2)	23,133,418	26,420,627
Adjusted shares outstanding	53,573,570	53,462,608

Non-GAAP earnings per share	$0.13	$0.45

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.7% and 23.8% for the three month periods ended June 30, 2020 and 2019, respectively, applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the vintage date indicated through March 31, 2020 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.3%	856 bps	971 bps
PEF VI	2007	494	478	1.6	12.0%	160 bps	504 bps
PEF VII	2010	262	221	1.6	15.6%	266 bps	688 bps
PEF VIII	2012	427	58	1.2	8.2%	(184) bps	186 bps
PEF IX	2015	517	37	1.8	35.9%	2,376 bps	2,680 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	-	-	362	1.5	17.1%	1,330 bps	1,174 bps
Secondary Fund I	2005	360	353	1.2	5.2%	113 bps	341 bps
Secondary Fund II	2008	591	579	1.5	20.6%	570 bps	991 bps
Secondary Fund III	2012	909	521	1.5	19.3%	741 bps	1,162 bps
Secondary Fund IV	2016	1,916	137	1.8	35.5%	2,506 bps	2,818 bps
Secondary Fund V	2019	1,734	N/A	N/A	N/A	N/A	N/A
Co-investments
Pre-Fund	-	-	244	1.9	21.3%	1,654 bps	1,601 bps
Co-Investment Fund	2005	604	450	1.2	3.3%	(268) bps	(17) bps
Co-Investment Fund II	2008	1,195	830	2.4	21.3%	920 bps	1,303 bps
Co-Investment Fund III	2014	1,243	293	2.4	47.2%	3,455 bps	3,804 bps
Co-Investment Fund IV	2018	1,698	38	2.4	70.3%	6,686 bps	7,181 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	50	1.3	17.8%	822 bps	1,189 bps
Strat Opps 2016	2016	214	114	1.2	21.7%	1,372 bps	1,609 bps
Strat Opps 2017	2017	435	175	1.2	19.2%	1,555 bps	1,534 bps
Strat Opps 2018	2018	889	126	1.1	13.7%	1,482 bps	1,719 bps
Strat Opps 2019	2019	762	N/A	N/A	N/A	N/A	N/A

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.3%	9.7%	856 bps	383 bps	971 bps	492 bps
PEF VI	2007	494	511	1.6	1.6	11.5%	8.7%	101 bps	(140) bps	447 bps	200 bps
PEF VII	2010	262	284	1.5	1.5	12.3%	8.4%	4 bps	(375) bps	424 bps	35 bps
PEF VIII	2012	427	397	1.2	1.2	8.1%	5.4%	11 bps	(280) bps	381 bps	78 bps
PEF IX	2015	517	423	1.3	1.3	14.3%	11.8%	805 bps	671 bps	1,162 bps	1,022 bps
PEF X	2018	278	95	1.0	1.0	3.7%	(5.5)%	1,579 bps	995 bps	1,977 bps	1,362 bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,174 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(60) bps	341 bps	161 bps
Secondary Fund II	2008	591	596	1.5	1.4	20.2%	13.9%	506 bps	(129) bps	928 bps	281 bps
Secondary Fund III	2012	909	829	1.4	1.3	13.6%	10.8%	268 bps	(46) bps	677 bps	366 bps
Secondary Fund IV	2016	1,916	1,900	1.2	1.2	15.9%	15.2%	1,337 bps	1,542 bps	1,722 bps	1,931 bps
Secondary Fund V	2019	1,734	359	1.0	0.5	5.4%	(47.8)%	3,336 bps	(2,799) bps	3,657 bps	(2,655) bps
Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,653 bps	N/A	1,601 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(567) bps	(741) bps	(315) bps	(494) bps
Co-Investment Fund II	2008	1,195	1,137	1.9	1.7	17.4%	13.7%	570 bps	177 bps	962 bps	564 bps
Co-Investment Fund III	2014	1,243	1,257	1.4	1.3	13.1%	9.8%	483 bps	183 bps	840 bps	534 bps
Co-Investment Fund IV	2018	1,698	1,118	1.1	1.0	5.7%	1.1%	1,310 bps	912 bps	1,677 bps	1,250 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	14.2%	10.8%	605 bps	276 bps	919 bps	585 bps
Strat Opps 2016	2016	214	214	1.2	1.2	11.1%	8.3%	681 bps	423 bps	848 bps	588 bps
Strat Opps 2017	2017	435	444	1.2	1.1	10.1%	7.8%	961 bps	712 bps	1,016 bps	786 bps
Strat Opps 2018	2018	889	841	1.1	1.0	5.7%	4.4%	1,085 bps	990 bps	1,272 bps	1,187 bps
Stat Opps 2019	2019	762	209	1.0	1.0	(5.1)%	(12.8)%	3,545 bps	1,948 bps	3,417 bps	1,849 bps

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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2020. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of June 30, 2020 and March 31, 2020, our cash and cash equivalents, including investments in money market funds, were $71.1 million and $50.1 million, respectively.
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

Loan Agreements
In August 2017, we entered into the Term Loan and Security Agreement (as amended, the “Term Loan Agreement”) and the Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”) with First Republic Bank. Proceeds from these agreements were utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility. In March 2020, the Term Loan Agreement was amended to include an incremental term advance of approximately $9 million on the closing date of the amendment (increasing the outstanding balance to $75 million), provide for additional uncommitted term advances not to exceed $25 million in the aggregate for a period of three years from the closing date of the amendment, revise the principal amortization schedule beginning July 1, 2020 through the maturity date of July 1, 2027 and change the interest rate to a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. In addition, the Revolving Loan Agreement’s maturity date was amended to March 24, 2023 and changed the interest rate to a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%.

In March 2020, we also entered into a Multi-Draw Term Loan and Security Agreement (the “Multi-Draw Term Loan Agreement”, and, together with the Term Loan Agreement and Revolving Loan Agreement, the “Loan Agreements”) with First Republic Bank, which provides for a term loan in the aggregate principal amount of $75 million that may be drawn any time during a period of one year following the closing date. Borrowings accrue interest at a fixed per annum rate of 4% and the Multi-Draw Term Loan Agreement matures on July 1, 2030.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of June 30, 2020 and March 31, 2020, the principal amount of debt outstanding equaled $75.0 million.
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
In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires 12 months after the date of the first acquisition under the authorization. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of each of June 30, 2020 and March 31, 2020, we were required to maintain approximately $3.1 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.

Cash Flows
Three Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,
($ in thousands)	2020	2019
Net cash provided by operating activities	$47,455	$33,402
Net cash used in investing activities	(6,074)	(10,488)
Net cash used in financing activities	(20,343)	(13,135)
Operating Activities
Our net cash flow provided by operating activities was $47.5 million and $33.4 million during the three months ended June 30, 2020 and 2019, respectively. These operating cash flows were driven primarily by:
•net income of $5.0 million and $27.5 million during the three months ended June 30, 2020 and 2019, respectively;
•equity in loss (income) of investees of $21.2 million and $(6.2) million during the three months ended June 30, 2020 and 2019, respectively;
•proceeds received from investments of $0.2 million and $2.2 million during the three months ended June 30, 2020 and 2019, respectively, which represent a return on investment from specialized funds and certain customized separate accounts; and
•net change in operating assets and liabilities of $18.9 million and $3.7 million during the three months ended June 30, 2020 and 2019, respectively, primarily for the accruals related to our annual bonus program that is paid in March.
Investing Activities
Our net cash flow used in investing activities was $6.1 million and $10.5 million during the three months ended June 30, 2020 and 2019, respectively. These amounts were driven primarily by:
•net contributions to investments of $5.1 million and $5.8 million during the three months ended June 30, 2020 and 2019, respectively; and
•purchases of other investments of $4.0 million during the three months ended June 30, 2019 .
Financing Activities
Our net cash flow used in financing activities was $20.3 million and $13.1 million during the three months ended June 30, 2020 and 2019, respectively. Cash used in financing activities was attributable primarily to:
•secured financing proceeds received of $15.8 million during the three months ended June 30, 2019;
•dividends paid of $8.0 million and $5.7 million during the three months ended June 30, 2020 and 2019, respectively; and

•distributions to HLA members of $12.4 million and $22.2 million during the three months ended June 30, 2020 and 2019, respectively.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements discussed in our 2020 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2020 Form 10-K.

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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.
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
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of June 30, 2020. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
 As of June 30, 2020, we had $75.0 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of June 30, 2020. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of June 30, 2020.
Based on the floating rate component of the Term Loan Agreement and the Revolving Loan Agreement payable as of June 30, 2020, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.4 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2020 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1-30, 2020	—	$—	—	$50,000,000
May 1-31, 2020	—	$—	—	$50,000,000
June 1-30, 2020	—	$—	—	$50,000,000
Total	—	$—

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

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1†	Amendment No. 1 to the Hamilton Lane Incorporated Employee Share Purchase Plan					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates a management contract or compensatory plan or arrangement.
‡ Furnished herewith.

45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of August, 2020.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller