Form 10-Q
period 2020-09-30
Hamilton Lane INC
filed 2020-11-04
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 2, 2020, there were 34,910,642 shares of the registrant’s Class A common stock, par value $0.001, and 17,841,211 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2020	2020
Assets
Cash and cash equivalents	$81,987	$50,124
Restricted cash	3,042	3,086
Fees receivable	33,072	30,384
Prepaid expenses	5,656	6,988
Due from related parties	3,514	2,605
Furniture, fixtures and equipment, net	8,223	7,402
Lease right-of-use assets, net	9,997	9,577
Investments	224,032	207,747
Deferred income taxes	220,815	137,941
Other assets	17,751	17,675
Total assets	$608,089	$473,529
Liabilities and Equity
Accounts payable	$2,303	$1,968
Accrued compensation and benefits	36,503	10,804
Deferred incentive fee revenue	3,704	3,704
Debt	74,084	74,524
Accrued members’ distributions	4,897	5,829
Payable to related parties pursuant to tax receivable agreement	176,046	98,956
Dividends payable	10,772	8,027
Lease liabilities	10,592	10,184
Other liabilities (includes $17,703 and 13,394 at fair value)	25,993	22,132
Total liabilities	344,894	236,128

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 34,910,642 and 29,842,784 issued and outstanding as of September 30, 2020 and March 31, 2020 , respectively	35	30
Class B common stock, $0.001 par value, 50,000,000 authorized; 17,841,211 and 22,049,727 issued and outstanding as of September 30, 2020 and March 31, 2020, respectively	18	22
Additional paid-in-capital	141,010	107,727
Retained earnings	51,275	47,090
Accumulated other comprehensive loss	—	(78)
Total Hamilton Lane Incorporated stockholders’ equity	192,338	154,791
Non-controlling interests in general partnerships	3,506	4,853
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	67,351	77,757
Total equity	263,195	237,401
Total liabilities and equity	$608,089	$473,529
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues
Management and advisory fees	$66,367	$59,196	$133,634	$119,747
Incentive fees	18,064	5,096	20,541	9,231
Total revenues	84,431	64,292	154,175	128,978
Expenses
Compensation and benefits	35,027	23,693	65,378	47,797
General, administrative and other	11,090	13,674	21,650	27,263
Total expenses	46,117	37,367	87,028	75,060
Other income (expense)
Equity in income (loss) of investees	17,979	3,664	(3,224)	9,877
Interest expense	(493)	(745)	(980)	(1,562)
Interest income	93	148	117	428
Non-operating income	875	4,957	600	4,078
Total other income (expense)	18,454	8,024	(3,487)	12,821
Income before income taxes	56,768	34,949	63,660	66,739
Income tax expense	12,169	2,676	14,093	7,013
Net income	44,599	32,273	49,567	59,726
Less: Income (loss) attributable to non-controlling interests in general partnerships	1,732	45	(278)	549
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,054	16,929	24,786	32,497
Net income attributable to Hamilton Lane Incorporated	$21,813	$15,299	$25,059	$26,680

Basic earnings per share of Class A common stock	$0.66	$0.56	$0.79	$0.99
Diluted earnings per share of Class A common stock	$0.66	$0.56	$0.79	$0.98
Dividends declared per share of Class A common stock	$0.313	$0.275	$0.625	$0.55
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$44,599	$32,273	$49,567	$59,726
Other comprehensive income (loss), net of tax
Foreign currency translation	140	(42)	130	(29)
Total other comprehensive income (loss), net of tax	140	(42)	130	(29)
Comprehensive income	44,739	32,231	49,697	59,697
Less:
Comprehensive income (loss) attributable to non-controlling interests in general partnerships	1,732	45	(278)	549
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,110	16,908	24,838	32,482
Total comprehensive income attributable to Hamilton Lane Incorporated	$21,897	$15,278	$25,137	$26,666
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2020	$33	$20	$126,585	$40,234	$(84)	$2,655	$63,168	$232,611
Net income	—	—	—	21,813	—	1,732	21,054	44,599
Other comprehensive income	—	—	—	—	84	—	56	140
Equity-based compensation	—	—	1,118	—	—	—	695	1,813
Repurchase of Class A shares for employee tax withholding	—	—	(22)	—	—	—	(14)	(36)
Deferred tax adjustment	—	—	6,014	—	—	—	—	6,014
Dividends declared	—	—	—	(10,772)	—	—	—	(10,772)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(881)	—	(881)
Member distributions	—	—	—	—	—	—	(10,659)	(10,659)
Secondary Offering	2	(2)	6,411	—	—	—	(6,413)	(2)
Employee Share Purchase Plan share issuance	—	—	227	—	—	—	141	368
Equity reallocation between controlling and non-controlling interests	—	—	677	—	—	—	(677)	—
Balance at September 30, 2020	$35	$18	$141,010	$51,275	$—	$3,506	$67,351	$263,195

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$4,853	$77,757	$237,401
Net income (loss)	—	—	—	25,059	—	(278)	24,786	49,567
Other comprehensive income	—	—	—	—	78	—	52	130
Equity-based compensation	—	—	2,115	—	—	—	1,456	3,571
Repurchase of Class A shares for employee tax withholding	—	—	(22)	—	—	—	(14)	(36)
Deferred tax adjustment	—	—	14,428	—	—	—	—	14,428
Dividends declared	—	—	—	(20,874)	—	—	—	(20,874)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(1,069)	—	(1,069)
Member distributions	—	—	—	—	—	—	(20,626)	(20,626)
Secondary Offerings	5	(4)	15,933	—	—	—	(15,938)	(4)
Employee Share Purchase Plan share issuance	—	—	419	—	—	—	288	707
Equity reallocation between controlling and non-controlling interests	—	—	410	—	—	—	(410)	—
Balance at September 30, 2020	$35	$18	$141,010	$51,275	$—	$3,506	$67,351	$263,195
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2019	$27	$24	$93,543	$21,722	$14	$5,932	$56,573	$177,835
Net income	—	—	—	15,299	—	45	16,929	32,273
Other comprehensive income	—	—	—	—	(21)	—	(21)	(42)
Equity-based compensation	—	—	902	—	—	—	859	1,761
Repurchase of Class A shares for employee tax withholding	—	—	(14)	—	—	—	(14)	(28)
Deferred tax adjustment	—	—	6,207	—	—	—	—	6,207
Dividends declared	—	—	—	(8,023)	—	—	—	(8,023)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(385)	—	(385)
Member distributions	—	—	—	—	—	—	(5,281)	(5,281)
Secondary offerings	3	(2)	6,367	—	—	—	(6,370)	(2)
Employee Share Purchase Plan share issuance	—	—	162	—	—	—	154	316
Equity reallocation between controlling and non-controlling interests	—	—	551	—	—	—	(551)	—
Balance at September 30, 2019	$30	$22	$107,718	$28,998	$(7)	$5,592	$62,278	$204,631

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2019	$27	$24	$92,482	$17,686	$7	$5,716	$53,780	$169,722
Net income	—	—	—	26,680	—	549	32,497	59,726
Other comprehensive income	—	—	—	—	(14)	—	(15)	(29)
Equity-based compensation	—	—	1,777	—	—	—	1,725	3,502
Repurchase of Class A shares for employee tax withholding	—	—	(23)	—	—	—	(22)	(45)
Issuance of shares for contingent compensation payout	—	—	214	—	—	—	211	425
Deferred tax adjustment	—	—	6,211	—	—	—	—	6,211
Dividends declared	—	—	—	(15,368)	—	—	—	(15,368)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(673)	—	(673)
Member distributions	—	—	—	—	—	—	(19,430)	(19,430)
Secondary Offering	3	(2)	6,367	—	—	—	(6,370)	(2)
Employee Share Purchase Plan share issuance	—	—	301	—	—	—	291	592
Equity reallocation between controlling and non-controlling interests	—	—	389	—	—	—	(389)	—
Balance at September 30, 2019	$30	$22	$107,718	$28,998	$(7)	$5,592	$62,278	$204,631
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2020	2019
Operating activities:
Net income	$49,567	$59,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,977	1,608
Change in deferred income taxes	8,706	4,728
Change in payable to related parties pursuant to tax receivable agreement	(73)	150
Equity-based compensation	3,551	3,483
Equity in loss (income) of investees	3,224	(9,877)
Gain on sale of investments valued under the measurement alternative	—	(4,973)
Proceeds received from investments	23	4,178
Other	76	674
Changes in operating assets and liabilities:
Fees receivable	(2,688)	2,676
Prepaid expenses	1,332	(688)
Due from related parties	(909)	(1,570)
Other assets	(738)	360
Accounts payable	335	(656)
Accrued compensation and benefits	25,699	8,898
Other liabilities	(448)	(2,514)
Net cash provided by operating activities	89,634	66,203
Investing activities:
Purchase of furniture, fixtures and equipment	(2,148)	(1,296)
Purchase of other investments	(500)	(3,967)
Proceeds from sales of investments valued under the measurement alternative	—	6,419
Distributions received from investments	8,728	4,838
Contributions to investments	(23,431)	(16,774)
Net cash used in investing activities	(17,351)	(10,780)
Financing activities:
Proceeds from offerings	354,629	147,122
Purchase of membership interests	(354,629)	(147,122)
Repayments of debt	(469)	(1,874)
Draw-down on revolver	—	15,000
Repayment of revolver	—	(15,000)
Secured financing	—	15,750
Contributions from non-controlling interest in general partnerships	56	29
Distributions to non-controlling interest in general partnerships	(1,125)	(702)
Repurchase of Class B common stock	(4)	(2)
Repurchase of Class A shares for employee tax withholding	(36)	(45)
Proceeds received from issuance of shares under Employee Share Purchase Plan	707	592
Payments to related parties, pursuant to tax receivable agreement	(36)	—
Dividends paid	(18,129)	(13,018)
Members’ distributions paid	(21,558)	(32,675)
Net cash used in financing activities	(40,594)	(31,945)
Effect of exchange rate changes on cash and cash equivalents	130	15
Increase in cash, cash equivalents, and restricted cash	31,819	23,493
Cash, cash equivalents, and restricted cash at beginning of the period	53,210	51,590
Cash, cash equivalents, and restricted cash at end of the period	$85,029	$75,083
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of September 30, 2020 and March 31, 2020, HLI held approximately 64.6% and 55.1%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services, primarily to institutional investors, to design, build and manage private markets portfolios. HLA sponsors the formation, and/or serves as the general partner or managing member, of various limited partnerships or limited liability companies consisting of specialized funds and certain single client separate account entities (“Partnerships”) that acquire interests in third-party managed investment funds that make private equity and equity-related investments. The Partnerships may also make direct co-investments, including investments in debt, equity, and other equity-based instruments. HLA, which includes certain subsidiaries that serve as the general partner or managing member of substantially all of the Partnerships, may invest its own capital in the Partnerships and generally makes all investment and operating decisions for the Partnerships. HLA operates several wholly-owned entities through which it conducts its foreign operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and six months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. Given the amount of uncertainty regarding the scope and duration of the

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on the Company’s financial statements. In addition, certain impacts may not be reported in the current quarter due to the Company’s investments in partnerships and unrealized carried interest amounts, which are reported on a three month lag, as discussed below in “Accounting for Differing Fiscal Periods”.

Accounting for Differing Fiscal Periods

The Partnerships primarily have a fiscal year end as of December 31, and the Company accounts for its investments in the Partnerships using a three-month lag due to the timing of financial information received from the investments held by the Partnerships. The Partnerships primarily invest in private equity funds, which generally require at least 90 days following the calendar year end to present audited financial statements. The Company records its share of capital contributions to and distributions from the Partnerships in investments in the Condensed Consolidated Balance Sheets during the three month lag period.

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

The carrying amount of the term loan of $74,084 as of September 30, 2020 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

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

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and advisory fees	2020	2019	2020	2019
Specialized funds	$31,717	$26,985	$63,948	$53,944
Customized separate accounts	23,800	22,466	47,315	44,429
Advisory	6,545	5,961	13,310	12,213
Reporting and other	2,584	2,092	5,420	4,255
Distribution management	737	702	2,464	2,061
Fund reimbursement revenue	984	990	1,177	2,845
Total management and advisory fees	$66,367	$59,196	$133,634	$119,747

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive fees	2020	2019	2020	2019
Specialized funds	$17,720	$4,980	$19,938	$7,619
Customized separate accounts	344	116	603	1,612
Total incentive fees	$18,064	$5,096	$20,541	$9,231

Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $1,010 and $994 as of September 30, 2020 and March 31, 2020, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $126 and $254 for the three and six months ended September 30, 2020, respectively, and $124 and $246 for the three and six months ended September 30, 2019, respectively, and is included in compensation and benefits in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	September 30,	March 31,
	2020	2020
Equity method investments in Partnerships	$180,375	$166,106
Equity method investments in Partnerships held by consolidated VIEs	7,249	9,988
Other equity method investments	1,597	1,168
Other investments	17,703	13,394
Investments valued under the measurement alternative	17,108	17,091
Total Investments	$224,032	$207,747

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized an equity method income (loss) related to its investments in Partnerships and other equity method investments of $17,979 and $(3,224) for the three and six months ended September 30, 2020, respectively, and $3,664 and $9,877 for the three and six months ended September 30, 2019, respectively.

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of June 30, 2020	$6,564	$1,808	$8,413	$16,785
Contributions	—	—	—	—
Distributions	(120)	(32)	—	(152)
Net (loss) gain	(236)	113	1,193	1,070
Balance as of September 30, 2020	$6,208	$1,889	$9,606	$17,703

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2020	$5,786	$1,756	$5,852	$13,394
Contributions	28	—	—	28
Distributions	(368)	(74)	—	(442)
Net gain	762	207	3,754	4,723
Balance as of September 30, 2020	$6,208	$1,889	$9,606	$17,703

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of June 30, 2019	$5,911	$4,013	$6,689	$16,613
Contributions	—	—	—	—
Distributions	—	(973)	—	(973)
Net (loss) gain	(75)	53	295	273
Balance as of September 30, 2019	$5,836	$3,093	$6,984	$15,913

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2019	$3,734	$3,940	$4,814	$12,488
Contributions	2,092	—	1,875	3,967
Distributions	—	(973)	—	(973)
Net gain	10	126	295	431
Balance as of September 30, 2019	$5,836	$3,093	$6,984	$15,913

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of September 30, 2020:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$6,208	Adjusted net asset value	Selected market return	4.4%	-	4.8%	4.5%
Direct credit co-investments	$1,889	Discounted cash flow	Market yield	9.9%	-	10.4%	10.2%
Direct equity co-investments	$9,606	Market approach	EBITDA multiple	7.75x	-	12.75x	9.0x
		Market approach	Equity multiple	1.4x			1.4x
		Market approach	Illiquidity discount	2.5%			2.5%

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

In May 2019, the Company transferred these investments for an agreed amount of cash of $15,750 to a Partnership that is a Variable Interest Entity (“VIE”) of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing”, to qualify as a sale and therefore has recorded a financial liability for the secured financing which is included in other liabilities in the Condensed Consolidated Balance Sheets. The cash received was recorded as secured financing in financing activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2020, all other investments were pledged as collateral on the Company’s secured financing.

The Company accounts for this financial liability at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral. As of September 30, 2020, the secured financing had a fair value of $17,703 and an amortized cost of $12,684. The fair value of the secured financing is estimated using Level 3 inputs with the significant input being the fair value of the other investments utilized as collateral as shown above.

The Company recognized a gain on other investments of $1,070 and $4,723 during the three and six months ended September 30, 2020, respectively, and $273 and $431 during the three and six months ended September 30, 2019, respectively. The Company recognized a loss on the secured financing liability of $1,070 and $4,723 during the three and six months ended September 30, 2020, respectively, and $273 and $1,136 during the three and six months ended September 30, 2019, respectively, that are recorded in other non-operating income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

5. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $7,249 and $9,988 as of September 30, 2020 and March 31, 2020, respectively, and are recorded in investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of September 30, 2020 and March 31, 2020 other than deferred incentive fee revenue of $3,704 as of both September 30, 2020 and March 31, 2020. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of September 30, 2020, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $20,066,418 and $7,548,327, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30,	March 31,
	2020	2020
Investments	$115,234	$118,696
Fees receivable	18,437	8,703
Due from related parties	1,061	1,194
Total VIE Assets	134,732	128,593
Deferred incentive fee revenue	3,704	3,704
Non-controlling interests	(3,506)	(4,853)
Maximum exposure to loss	$134,930	$127,444

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

6. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2020:

	Class A Common Stock	Class B Common Stock
March 31, 2020	29,842,784	22,049,727
Shares issued (repurchased) in connection with registered offerings	5,056,895	(4,208,516)
Forfeitures	(1,159)	—
Shares repurchased for employee tax withholdings	(511)	—
Shares issued pursuant to Employee Share Purchase Plan	12,633	—
September 30, 2020	34,910,642	17,841,211

June 2020 Offering

In June 2020, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,995,757 shares of Class A common stock at a price to the underwriters of $70.09 per share (the “June 2020 Offering”). The shares sold consisted of 71,242 shares held by the selling stockholders and 2,924,515 shares newly issued by the Company. The Company received approximately $204,979 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 2,271,636 Class B units and 652,879 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

September 2020 Offering

In September 2020, the Company and a certain selling stockholder completed a registered offering of an aggregate of 2,207,380 shares of Class A common stock at a price to the underwriter of $70.18 per share (the “September 2020 Offering”). The shares sold consisted of 75,000 shares held by the selling stockholder and 2,132,380 shares newly issued by the Company. The Company received approximately $149,650 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,936,880 Class B units and 195,500 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Equity-Based Compensation

A summary of restricted stock activity for the six months ended September 30, 2020 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2020	441,515	$36.87
Granted	—	$—
Vested	(6,258)	$21.32
Forfeited	(1,159)	$14.33
September 30, 2020	434,098	$37.15

As of September 30, 2020, total unrecognized compensation expense related to restricted stock was $12,395.

8. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Base compensation and benefits	$28,883	$20,678	$56,869	$42,046
Incentive fee compensation	4,341	1,259	4,958	2,268
Equity-based compensation	1,803	1,756	3,551	3,483
Total compensation and benefits	$35,027	$23,693	$65,378	$47,797

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

The Company’s effective tax rate was 21.4% and 7.7% for the three months ended September 30, 2020 and 2019, respectively, and 22.1% and 10.5% for the six months ended September 30, 2020 and 2019, respectively. These rates were different than the statutory rate due to the portion of income allocated to the non-controlling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.

In connection with the June 2020 Offering and unit exchanges, the Company recorded a deferred tax asset in the amount of $56,314, which is net of a valuation allowance of $3,521 related to the portion of tax benefits that it is more likely than not will not be realized. Additionally, in connection with the June

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

2020 Offering and unit exchange and recording of the deferred tax asset, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $44,450.

In connection with the September 2020 Offering and unit exchanges, the Company recorded a deferred tax asset in the amount of $41,539, which is net of a valuation allowance of $2,712 related to the portion of tax benefits that it is more likely than not will not be realized. Additionally, in connection with the September 2020 Offering and unit exchange and recording of the deferred tax asset, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $32,787.

As of September 30, 2020, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$21,813	32,962,046	$0.66	$15,299	27,229,152	$0.56
Adjustment to net income:
Assumed vesting of employee awards	60			110
Effect of dilutive securities:
Assumed vesting of employee awards		242,080			403,738
Diluted EPS of Class A common stock	$21,873	33,204,126	$0.66	$15,409	27,632,890	$0.56

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended September 30, 2020			Six Months Ended September 30, 2019

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$25,059	31,607,192	$0.79	$26,680	26,969,363	$0.99
Adjustment to net income:
Assumed vesting of employee awards	68			181
Effect of dilutive securities:
Assumed vesting of employee awards		223,580			372,231
Diluted EPS of Class A common stock	$25,127	31,830,772	$0.79	$26,861	27,341,594	$0.98

The calculations of diluted earnings per share exclude 18,912,099 outstanding Class B and Class C units of HLA for the three and six months ended September 30, 2020 and 23,968,994 outstanding Class B and Class C units of HLA for the three and six months ended September 30, 2019, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

11. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $44,554 and $88,803 for the three and six months ended September 30, 2020, respectively, and $39,170 and $78,799 for the three and six months ended September 30, 2019, respectively. The Company earned incentive fees from Partnerships of $17,824 and $20,179 for the three and six months ended September 30, 2020, respectively, and $5,032 and $9,119 for the three and six months ended September 30, 2019, respectively.

The Company entered into a service agreement on June 1, 2017 with its joint venture pursuant to which it had expenses of $993 and $1,954 for the three and six months ended September 30, 2020, respectively, and $1,380 and $2,745 for the three and six months ended September 30, 2019, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $334 and $428 as of September 30, 2020 and March 31, 2020, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

Fees receivable from the Partnerships were $22,114 and $16,970 as of September 30, 2020 and March 31, 2020, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

12. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2020	2019
Shares issued for contingent compensation payment	$—	$425
Non-cash financing activities:
Dividends declared but not paid	$10,772	$8,023
Member distributions declared but not paid	$4,897	$3,836
Establishment of net deferred tax assets related to offerings	$91,580	$37,394

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and that did not meet the Company’s criteria for recognition in the amounts of $409,682 and $441,150, net of amounts attributable to non-controlling interests, at September 30, 2020 and March 31, 2020, respectively, and $3,704 at both September 30, 2020 and March 31, 2020 that has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $102,421 and $110,288 as of September 30, 2020 and March 31, 2020, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $170,812 and $143,489 as of September 30, 2020 and March 31, 2020, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. These leases have remaining lease terms of one year to six years, some of which have the option to extend for an additional five years or have the option to terminate within one year. Short-term lease costs were not material for the three and six months ended September 30, 2020 and 2019.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating lease costs	$1,235	$1,205	$2,437	$2,410
Variable lease costs	$144	$140	$301	$274
Cash paid for amounts included in the measurement of operating lease liabilities	$1,237	$1,293	$2,551	$2,575

Weighted average remaining lease term (in years)			2.9	2.7
Weighted average discount rate			4.7%	5.5%

As of September 30, 2020, the maturities of operating lease liabilities were as follows:

Remainder of FY2021	$2,592
FY2022	4,149
FY2023	2,447
FY2024	1,367
FY2025	755
Thereafter	—
Total lease payments	11,310
Less: imputed interest	(718)
Total operating lease liabilities	$10,592

In October 2019, the Company executed an agreement to lease office space for its new headquarters in suburban Philadelphia. The lessor is currently constructing the building. The Company was granted access to the space to begin to build various leasehold improvements in October 2020 and therefore will establish a ROU asset and a lease liability for the new lease during the quarter ending December 31, 2020. Upon lease commencement, total future lease payments are expected to be approximately $92,000 over 17 years.

14. Subsequent Events

On November 4, 2020, the Company declared a quarterly dividend of $0.3125 per share of Class A common stock to record holders at the close of business on December 15, 2020. The payment date will be January 7, 2021.

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
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $57 billion of our assets under management (“AUM”) as of September 30, 2020.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $16 billion of our AUM as of September 30, 2020.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $474 billion of assets under advisement (“AUA”) as of September 30, 2020.

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
Recent Transactions
September 2020 Offering
In September 2020, we and a certain selling stockholder completed a registered offering of an aggregate of 2,207,380 shares of Class A common stock at a price to the underwriter of $70.18 per share (the “September 2020 Offering”). The purpose of the September 2020 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 75,000 shares held by the selling stockholder and (ii) 2,132,380 shares newly issued by us. We received approximately $149.7 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,936,880 Class B units and 195,500 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholder.
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
During the quarter ended September 30, 2020, we began to see a recovery in both the public and private markets compared to the downward movements in the two previous quarters due to the effects of the COVID-19 pandemic. Given the amount of uncertainty regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on future quarters, but it has impacted, and may further impact, our business in various ways, including but not limited to the following:
•Investment valuations may be subject to significant volatility and adversely impacted due to the disruption in global economic markets, whether because of valuation methodologies that rely on public market comparables or as a result of decreases in current or future estimated performance of underlying portfolio companies. Our underlying investments reflect valuations as of June 30, 2020. Decreases in public markets and credit indices in quarters ending after that date may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period.
•Incentive fee revenue, which is typically volatile and largely unpredictable, has in the past and may in the future decrease as the ability of general partners to exit existing investments may be limited due to uncertainty in the global economic markets.
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
As of September 30, 2020, we have adequate liquidity with $82.0 million in available cash and $125 million in availability under our Loan Agreements (defined below). For more information on our Loan Agreements, see “—Liquidity and Capital Resources—Loan Agreements”.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2020 and 2019. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Revenues
Management and advisory fees	$66,367	$59,196	$133,634	$119,747
Incentive fees	18,064	5,096	20,541	9,231
Total revenues	84,431	64,292	154,175	128,978
Expenses
Compensation and benefits	35,027	23,693	65,378	47,797
General, administrative and other	11,090	13,674	21,650	27,263
Total expenses	46,117	37,367	87,028	75,060
Other income (expense)
Equity in income (loss) of investees	17,979	3,664	(3,224)	9,877
Interest expense	(493)	(745)	(980)	(1,562)
Interest income	93	148	117	428
Non-operating income	875	4,957	600	4,078
Total other income (expense)	18,454	8,024	(3,487)	12,821
Income before income taxes	56,768	34,949	63,660	66,739
Income tax expense	12,169	2,676	14,093	7,013
Net income	44,599	32,273	49,567	59,726
Less: Income (loss) attributable to non-controlling interests in general partnerships	1,732	45	(278)	549
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,054	16,929	24,786	32,497
Net income attributable to Hamilton Lane Incorporated	$21,813	$15,299	$25,059	$26,680

Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Management and advisory fees
Specialized funds	$31,717	$26,985	$63,948	$53,944
Customized separate accounts	23,800	22,466	47,315	44,429
Advisory	6,545	5,961	13,310	12,213
Reporting and other	2,584	2,092	5,420	4,255
Distribution management	737	702	2,464	2,061
Fund reimbursement revenue	984	990	1,177	2,845
Total management and advisory fees	66,367	59,196	133,634	119,747
Incentive fees	18,064	5,096	20,541	9,231
Total revenues	$84,431	$64,292	$154,175	$128,978

Three months ended September 30, 2020 compared to three months ended September 30, 2019
Total revenues increased $20.1 million, or 31%, to $84.4 million, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to an increase in both management and advisory fees and incentive fees.
Management and advisory fees increased $7.2 million, or 12%, to $66.4 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Specialized funds revenue increased $4.7 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a $5.1 million increase in revenue from our latest secondary fund, which added $1.4 billion in fee-earning AUM between periods. Management fees for our latest secondary fund included $2.9 million in retroactive fees for the three months ended September 30, 2020 compared to $0.7 million for the three months ended September 30, 2019. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.3 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Advisory and reporting fees increased $1.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the addition of new accounts.
Incentive fees increased $13.0 million to $18.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a $15.0 million increase in incentive fees from one of our specialized funds.
Six months ended September 30, 2020 compared to six months ended September 30, 2019
Total revenues increased $25.2 million, or 20%, to $154.2 million, for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due to an increase in both management and advisory fees and incentive fees.
Management and advisory fees increased $13.9 million, or 12%, to $133.6 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019. Specialized funds revenue increased $10.0 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due primarily to a $12.4 million increase in revenue from our latest secondary fund, which added $1.4 billion in fee-earning AUM between periods. Management fees for our latest secondary fund included $6.1 million in retroactive fees for the six months ended September 30, 2020 compared to $2.8 million from our latest co-investment fund for the six months ended September 30, 2019. Customized separate accounts revenue increased $2.9 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Fund reimbursement revenue decreased $1.7 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due primarily to the recognition of fund reimbursements from our latest secondary fund in the prior year period. Advisory and reporting fees increased $2.3 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019 due to the addition of new accounts.
Incentive fees increased $11.3 million to $20.5 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due primarily to a $13.0 million increase in incentive fees from one of our specialized funds.

Expenses
Three months ended September 30, 2020 compared to three months ended September 30, 2019
Total expenses increased $8.8 million, or 23%, to $46.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to an increase in compensation and benefits expenses, partially offset by a decrease in general, administrative and other expenses.
Compensation and benefits expenses increased $11.3 million, or 48%, to $35.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to an increase in base compensation and benefits. Base compensation and benefits increased $8.2 million, or 40%, for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to an increase in our bonus plan accrual due to revenue increases and operating efficiencies compared to the prior year period. Incentive fee compensation increased $3.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due to the increase in incentive fee revenue.
General, administrative and other expenses decreased $2.6 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This change consisted primarily of a $1.1 million decrease in consulting and professional fees, a $1.0 million decrease in travel expenses, and a $0.5 million decrease in commissions expense.
Six months ended September 30, 2020 compared to six months ended September 30, 2019
Total expenses increased $12.0 million, or 16%, to $87.0 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019 due to an increase in compensation and benefits expenses, partially offset by a decrease in general, administrative and other expenses.
Compensation and benefits expenses increased $17.6 million, or 37%, to $65.4 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due primarily to an increase in base compensation and benefits. Base compensation and benefits increased $14.8 million, or 35%, for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due primarily to an increase in our bonus plan accrual due to revenue increases and operating efficiencies compared to the prior year period. Incentive fee compensation increased $2.7 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due to the increase in incentive fee revenue.
General, administrative and other expenses decreased $5.6 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019. This change consisted primarily of a $2.4 million decrease in consulting and professional fees, a $2.0 million decrease in travel expenses, and a $1.2 million decrease in commissions expense.

Other Income (Expense)
The following table shows the equity in income (loss) of investees included in other income (expense):

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Equity in income (loss) of investees
Primary funds	$1,708	$756	$(1,297)	$1,456
Direct/co-investment funds	8,943	911	(585)	4,565
Secondary funds	1,875	294	(287)	935
Customized separate accounts	4,782	1,758	(1,245)	3,127
Other equity method investments	671	(55)	190	(206)
Total equity in income (loss) of investees	$17,979	$3,664	$(3,224)	$9,877

Three months ended September 30, 2020 compared to three months ended September 30, 2019
Other income increased $10.4 million to an income of $18.5 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to an increase in equity in income of investees.
Equity in income of investees increased $14.3 million to income of $18.0 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019. This was due primarily to the recovery of public and private market valuations during the quarter ended June 30, 2020 from the COVID-19 downturn experienced in the public and private markets during the quarter ended March 31, 2020.
Non-operating income decreased $4.1 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, due primarily to a gain recognized on the sale of a technology investment in the prior year period.
Six months ended September 30, 2020 compared to six months ended September 30, 2019
Other income decreased $16.3 million to an expense of $3.5 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due primarily to a decrease in equity in income of investees.
Equity in income of investees decreased $13.1 million to a loss of $3.2 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019. This was due primarily to the impact of COVID-19 on public and private market valuations, which have not fully recovered to pre-pandemic levels.
Non-operating income decreased $3.5 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019, due primarily to a gain recognized on the sale of a technology investment in the prior year period.

Income Tax Expense
The Company’s effective tax rate was 21.4% and 7.7% for the three months ended September 30, 2020 and 2019, respectively, and 22.1% and 10.5% for the six months ended September 30, 2020 and 2019, respectively. These rates were different than the statutory rate due to the portion of income allocated to the non-controlling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rates for the three and six months ended September 30, 2020 were higher than the effective tax rates for the three and six months ended September 30, 2019 due primarily to taxable income exceeding GAAP equity in income of investees in the three and six months ended September 30, 2020, and discrete tax adjustments that increased taxable income in the three and six months ended September 30, 2020 compared to discrete tax adjustments that lowered taxable income in the three and six months ended September 30, 2019.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2020			2020
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$24,286	$14,720	$39,006	$24,545	$14,118	$38,663
Contributions (1)	1,368	368	1,736	2,377	1,159	3,536
Distributions (2)	(1,099)	(462)	(1,561)	(2,209)	(657)	(2,866)
Foreign exchange, market value and other (3)	33	13	46	(125)	19	(106)
Balance, end of period	$24,588	$14,639	$39,227	$24,588	$14,639	$39,227

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
(3)Foreign exchange, market value and other consists primarily of (i) the impact of foreign exchange rate fluctuations for customized separate accounts and specialized funds that earn fees on non-U.S. dollar denominated commitments and (ii) market value appreciation (depreciation) from customized separate accounts and specialized funds that earn fees on a NAV fee base.

Three months ended September 30, 2020
Fee-earning AUM increased $0.2 billion to $39.2 billion during the three months ended September 30, 2020, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.3 billion, or 1%, to $24.6 billion for the three months ended September 30, 2020. Customized separate accounts contributions were $1.4 billion for the three months ended September 30, 2020, due to new allocations from existing clients and the addition of new clients. Distributions were $1.1 billion for the three months ended September 30, 2020 due to $0.6 billion from accounts reaching the end of their fund term, $0.3 billion from accounts moving from a committed to net invested capital fee base, and $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM decreased $0.1 billion, or 1%, to $14.6 billion for the three months ended September 30, 2020. Specialized fund contributions were $0.4 billion for the three months ended September 30, 2020, due primarily to $0.2 billion from new commitments to our secondary fund in market during the period. Distributions were $0.5 billion for the three months ended September 30, 2020, due to $0.4 billion from accounts reaching the end of their fund term.
Six months ended September 30, 2020
Fee-earning AUM increased $0.6 billion to $39.2 billion during the six months ended September 30, 2020, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM was relatively steady at $24.6 billion for the six months ended September 30, 2020. Customized separate accounts contributions were $2.4 billion for the six months ended September 30, 2020, due to new allocations from existing clients and the addition of new clients. Distributions were $2.2 billion for the six months ended September 30, 2020 due to $1.3 billion from accounts reaching the end of their fund term, $0.5 billion from accounts moving from a committed to net invested capital fee base, and $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $0.5 billion, or 4%, to $14.6 billion for the six months ended September 30, 2020. Specialized fund contributions were $1.2 billion for the six months ended September 30, 2020, due primarily to $0.7 billion from new commitments to our secondary fund in market during the period. Distributions were $0.7 billion for the six months ended September 30, 2020, due to $0.4 billion from accounts reaching the end of their fund term and $0.2 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base.
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
The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2020	2019	2020	2019
Net income attributable to Hamilton Lane Incorporated	$21,813	$15,299	$25,059	$26,680
Income (loss) attributable to non-controlling interests in general partnerships	1,732	45	(278)	549
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,054	16,929	24,786	32,497
Incentive fees	(18,064)	(5,096)	(20,541)	(9,231)
Incentive fee related compensation (1)	8,247	2,392	9,420	4,309
Interest income	(93)	(148)	(117)	(428)
Interest expense	493	745	980	1,562
Income tax expense	12,169	2,676	14,093	7,013
Equity in (income) loss of investees	(17,979)	(3,664)	3,224	(9,877)
Non-operating loss	(875)	(4,957)	(600)	(4,078)
Fee Related Earnings	$28,497	$24,221	$56,026	$48,996
Depreciation and amortization	973	806	1,977	1,608
Equity-based compensation	1,803	1,756	3,551	3,483
Incentive fees	18,064	5,096	20,541	9,231
Incentive fees attributable to non-controlling interests	(702)	(61)	(710)	(160)
Incentive fee related compensation (1)	(8,247)	(2,392)	(9,420)	(4,309)
Interest income	93	148	117	428
Adjusted EBITDA	$40,481	$29,574	$72,082	$59,277

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three and six months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per-share amounts)	2020	2019	2020	2019
Net income attributable to Hamilton Lane Incorporated	$21,813	$15,299	$25,059	$26,680
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,054	16,929	24,786	32,497
Income tax expense	12,169	2,676	14,093	7,013
Adjusted pre-tax net income	55,036	34,904	63,938	66,190
Adjusted income taxes (1)	(13,043)	(8,308)	(15,153)	(15,753)
Adjusted net income	$41,993	$26,596	$48,785	$50,437

Weighted-average shares of Class A common stock outstanding - diluted	33,204,126	27,632,890	31,830,772	27,341,594
Exchange of Class B and Class C units in HLA (2)	20,418,672	25,914,311	21,768,628	26,166,086
Adjusted shares outstanding	53,622,798	53,547,201	53,599,400	53,507,680

Non-GAAP earnings per share	$0.78	$0.50	$0.91	$0.94

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.7% and 23.8% for the three and six month periods ended September 30, 2020 and 2019, respectively, applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the vintage date indicated through June 30, 2020 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.3%	849 bps	962 bps
PEF VI	2007	494	479	1.6	12.2%	149 bps	490 bps
PEF VII	2010	262	220	1.6	15.8%	201 bps	621 bps
PEF VIII	2012	427	59	1.2	8.2%	(290) bps	77 bps
PEF IX	2015	517	37	1.9	36.3%	2,233 bps	2,540 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	-	-	362	1.5	17.1%	1,330 bps	1,173 bps
Secondary Fund I	2005	360	353	1.2	5.2%	113 bps	341 bps
Secondary Fund II	2008	591	559	1.5	21.7%	659 bps	1,073 bps
Secondary Fund III	2012	909	543	1.5	19.6%	695 bps	1,107 bps
Secondary Fund IV	2016	1,916	158	1.9	35.2%	2,185 bps	2,497 bps
Secondary Fund V	2019	2,225	N/A	N/A	N/A	N/A	N/A
Co-investments
Pre-Fund	-	-	244	1.9	21.3%	1,656 bps	1,600 bps
Co-Investment Fund	2005	604	450	1.2	3.3%	(268) bps	(17) bps
Co-Investment Fund II	2008	1,195	850	2.5	21.5%	928 bps	1,309 bps
Co-Investment Fund III	2014	1,243	313	2.3	43.1%	3,004 bps	3,352 bps
Co-Investment Fund IV	2018	1,698	38	2.4	64.7%	5,499 bps	6,013 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	50	1.3	17.8%	812 bps	1,179 bps
Strat Opps 2016	2016	214	114	1.2	21.6%	1,355 bps	1,593 bps
Strat Opps 2017	2017	435	205	1.2	18.4%	1,467 bps	1,462 bps
Strat Opps 2018	2018	889	126	1.1	13.7%	1,482 bps	1,719 bps
Strat Opps 2019	2019	762	N/A	N/A	N/A	N/A	N/A

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.3%	9.7%	849 bps	375 bps	962 bps	482 bps
PEF VI	2007	494	512	1.6	1.6	11.6%	8.8%	81 bps	(161) bps	423 bps	175 bps
PEF VII	2010	262	284	1.5	1.5	12.4%	8.5%	(96) bps	(473) bps	321 bps	(65) bps
PEF VIII	2012	427	404	1.2	1.2	7.8%	5.2%	(341) bps	(618) bps	29 bps	(254) bps
PEF IX	2015	517	433	1.4	1.3	15.9%	13.6%	429 bps	241 bps	792 bps	605 bps
PEF X	2018	278	102	1.1	1.0	8.5%	1.9%	(82) bps	(900) bps	357 bps	(483) bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(61) bps	341 bps	159 bps
Secondary Fund II	2008	591	596	1.5	1.4	20.1%	13.9%	491 bps	(145) bps	911 bps	263 bps
Secondary Fund III	2012	909	830	1.4	1.3	13.5%	11.1%	110 bps	(161) bps	517 bps	250 bps
Secondary Fund IV	2016	1,916	1,920	1.3	1.3	17.7%	17.9%	656 bps	812 bps	1,056 bps	1,217 bps
Secondary Fund V	2019	2,225	400	1.1	1.1	27.1%	25.6%	2,244 bps	1,022 bps	2,762 bps	827 bps
Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,656 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(568) bps	(743) bps	(317) bps	(497) bps
Co-Investment Fund II	2008	1,195	1,140	2.0	1.8	18.1%	14.3%	598 bps	211 bps	985 bps	594 bps
Co-Investment Fund III	2014	1,243	1,258	1.6	1.5	16.9%	13.5%	529 bps	208 bps	894 bps	567 bps
Co-Investment Fund IV	2018	1,698	1,180	1.2	1.1	15.5%	11.6%	647 bps	92 bps	1,051 bps	477 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	14.1%	10.8%	563 bps	237 bps	876 bps	546 bps
Strat Opps 2016	2016	214	214	1.2	1.2	11.2%	8.9%	551 bps	334 bps	717 bps	499 bps
Strat Opps 2017	2017	435	445	1.2	1.2	11.2%	8.8%	817 bps	562 bps	878 bps	640 bps
Strat Opps 2018	2018	889	841	1.1	1.1	7.7%	6.1%	659 bps	479 bps	843 bps	659 bps
Stat Opps 2019	2019	762	211	1.0	1.0	5.3%	2.2%	1,359 bps	125 bps	1,341 bps	18 bps

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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2020. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of September 30, 2020 and March 31, 2020, our cash and cash equivalents, including investments in money market funds, were $82.0 million and $50.1 million, respectively.
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

Loan Agreements
In August 2017, we entered into the Term Loan and Security Agreement (as amended, the “Term Loan Agreement”) and the Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”) with First Republic Bank. Proceeds from these agreements were utilized to pay off the outstanding principal amount and accrued interest of the predecessor credit facility. In March 2020, the Term Loan Agreement was amended to include an incremental term advance of approximately $9 million on the closing date of the amendment (increasing the outstanding balance to $75 million), provide for additional uncommitted term advances not to exceed $25 million in the aggregate for a period of three years from the closing date of the amendment, revise the principal amortization schedule beginning July 1, 2020 through the maturity date of July 1, 2027 and change the interest rate to a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. In addition, the Revolving Loan Agreement’s maturity date was amended to March 24, 2023 and the interest rate was changed to a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%.

In March 2020, we also entered into a Multi-Draw Term Loan and Security Agreement (as amended, the “Multi-Draw Term Loan Agreement”, and, together with the Term Loan Agreement and Revolving Loan Agreement, the “Loan Agreements”) with First Republic Bank, which provides for a term loan in the aggregate principal amount of $75 million with a maturity date of July 1, 2030. In September 2020, the Multi-Draw Term Loan Agreement was amended to provide that advances may be drawn through September 30, 2021 and to decrease the interest rate to a fixed per annum rate of 3.5%.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of September 30, 2020 and March 31, 2020, the principal amount of debt outstanding equaled $74.5 million and $75.0 million, respectively.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of each of September 30, 2020 and March 31, 2020, we were required to maintain approximately $3.0 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.

Cash Flows
Six Months Ended September 30, 2020 and 2019

	Six Months Ended September 30,
($ in thousands)	2020	2019
Net cash provided by operating activities	$89,634	$66,203
Net cash used in investing activities	(17,351)	(10,780)
Net cash used in financing activities	(40,594)	(31,945)
Operating Activities
Our net cash flow provided by operating activities was $89.6 million and $66.2 million during the six months ended September 30, 2020 and 2019, respectively. These operating cash flows were driven primarily by:
•net income of $49.6 million and $59.7 million during the six months ended September 30, 2020 and 2019, respectively;
•change in deferred income taxes of $8.7 million and $4.7 million during the six months ended September 30, 2020 and 2019, respectively; and
•net increase in operating assets and liabilities of $22.6 million and $6.5 million during the six months ended September 30, 2020 and 2019, respectively, primarily for the accruals related to our annual bonus program that is paid in March.
Investing Activities
Our net cash flow used in investing activities was $17.4 million and $10.8 million during the six months ended September 30, 2020 and 2019, respectively. These amounts were driven primarily by:
•net contributions to investments of $14.7 million and $11.9 million during the six months ended September 30, 2020 and 2019, respectively;
•proceeds from the sale of a technology investment of $6.4 million during the six months ended September 30, 2019; and
•purchases of other investments of $4.0 million during the six months ended September 30, 2019.
Financing Activities
Our net cash flow used in financing activities was $40.6 million and $31.9 million during the six months ended September 30, 2020 and 2019, respectively. Cash used in financing activities was attributable primarily to:
•dividends paid of $18.1 million and $13.0 million during the six months ended September 30, 2020 and 2019, respectively;
•distributions to HLA members of $21.6 million and $32.7 million during the six months ended September 30, 2020 and 2019, respectively; and

•secured financing proceeds received of $15.8 million during the six months ended September 30, 2019.
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
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of September 30, 2020. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
 As of September 30, 2020, we had $74.5 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of September 30, 2020. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of September 30, 2020.
Based on the floating rate component of the Term Loan Agreement and the Revolving Loan Agreement payable as of September 30, 2020, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.4 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2020	—	$—	—	$50,000,000
August 1-31, 2020	511	$69.82	—	$50,000,000
September 1-30, 2020	—	$—	—	$50,000,000
Total	511	$69.82

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

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1	Second Amendment to Term Loan and Security Agreement, dated as of September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.					X
10.2	Second Amendment to Revolving Loan and Security Agreement, dated as of September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.					X
10.3	First Amendment to Multi-Draw Term Loan and Security Agreement, dated as of September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of November, 2020.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller