Form 10-Q
period 2020-12-31
Hamilton Lane INC
filed 2021-02-02
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 1, 2021, there were 34,918,397 shares of the registrant’s Class A common stock, par value $0.001, and 17,841,211 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to: our ability to manage growth, fund performance, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to fund commitments; our ability to comply with investment guidelines set by our clients; our ability to consummate planned acquisitions and successfully integrate the acquired businesses with ours; our ability to manage risks associated with pursuing new lines of business; our ability to manage the effects of events outside of our control; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2020	2020
Assets
Cash and cash equivalents	$92,895	$50,124
Restricted cash	3,042	3,086
Fees receivable	26,624	30,384
Prepaid expenses	4,920	6,988
Due from related parties	3,987	2,605
Furniture, fixtures and equipment, net	14,010	7,402
Lease right-of-use assets, net	66,170	9,577
Investments	264,613	207,747
Deferred income taxes	216,139	137,941
Other assets	23,429	17,675
Total assets	$715,829	$473,529
Liabilities and Equity
Accounts payable	$2,069	$1,968
Accrued compensation and benefits	40,786	10,804
Deferred incentive fee revenue	3,704	3,704
Debt	73,630	74,524
Accrued members’ distributions	7,906	5,829
Payable to related parties pursuant to tax receivable agreement	176,046	98,956
Dividends payable	10,775	8,027
Lease liabilities	73,967	10,184
Other liabilities (includes $18,162 and $13,394 at fair value)	27,094	22,132
Total liabilities	415,977	236,128

Commitments and contingencies (Note 13)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 34,918,578 and 29,842,784 issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	35	30
Class B common stock, $0.001 par value, 50,000,000 authorized; 17,841,211 and 22,049,727 issued and outstanding as of December 31, 2020 and March 31, 2020, respectively	18	22
Additional paid-in-capital	142,564	107,727
Retained earnings	73,703	47,090
Accumulated other comprehensive loss	—	(78)
Total Hamilton Lane Incorporated stockholders’ equity	216,320	154,791
Non-controlling interests in general partnerships	2,086	4,853
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	81,446	77,757
Total equity	299,852	237,401
Total liabilities and equity	$715,829	$473,529
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues
Management and advisory fees	$75,279	$59,837	$208,913	$179,584
Incentive fees	9,304	8,301	29,845	17,532
Total revenues	84,583	68,138	238,758	197,116
Expenses
Compensation and benefits	28,536	23,773	93,914	71,570
General, administrative and other	13,328	15,473	34,978	42,736
Total expenses	41,864	39,246	128,892	114,306
Other income (expense)
Equity in income of investees	11,923	4,454	8,699	14,331
Interest expense	(468)	(651)	(1,448)	(2,213)
Interest income	658	196	775	624
Non-operating income	6,229	97	6,830	4,175
Total other income (expense)	18,342	4,096	14,856	16,917
Income before income taxes	61,061	32,988	124,722	99,727
Income tax expense	6,429	4,551	20,522	11,564
Net income	54,632	28,437	104,200	88,163
Less: (Loss) income attributable to non-controlling interests in general partnerships	(68)	44	(346)	593
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,497	14,896	46,283	47,393
Net income attributable to Hamilton Lane Incorporated	$33,203	$13,497	$58,263	$40,177

Basic earnings per share of Class A common stock	$0.96	$0.46	$1.79	$1.45
Diluted earnings per share of Class A common stock	$0.96	$0.46	$1.78	$1.44
Dividends declared per share of Class A common stock	$0.313	$0.275	$0.938	$0.825
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$54,632	$28,437	$104,200	$88,163
Other comprehensive income (loss), net of tax
Foreign currency translation	—	16	130	(13)
Total other comprehensive income (loss), net of tax	—	16	130	(13)
Comprehensive income	54,632	28,453	104,330	88,150
Less:
Comprehensive (loss) income attributable to non-controlling interests in general partnerships	(68)	44	(346)	593
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,497	14,903	46,335	47,385
Total comprehensive income attributable to Hamilton Lane Incorporated	$33,203	$13,506	$58,341	$40,172
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at September 30, 2020	$35	$18	$141,010	$51,275	$—	$3,506	$67,351	$263,195
Net income (loss)	—	—	—	33,203	—	(68)	21,497	54,632
Other comprehensive income	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	1,136	—	—	—	623	1,759
Deferred tax adjustment	—	—	(4)	—	—	—	—	(4)
Dividends declared	—	—	—	(10,775)	—	—	—	(10,775)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(1,352)	—	(1,352)
Member distributions	—	—	—	—	—	—	(7,973)	(7,973)
Employee Share Purchase Plan share issuance	—	—	239	—	—	—	131	370
Equity reallocation between controlling and non-controlling interests	—	—	183	—	—	—	(183)	—
Balance at December 31, 2020	$35	$18	$142,564	$73,703	$—	$2,086	$81,446	$299,852

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$4,853	$77,757	$237,401
Net income (loss)	—	—	—	58,263	—	(346)	46,283	104,200
Other comprehensive income	—	—	—	—	78	—	52	130
Equity-based compensation	—	—	3,251	—	—	—	2,079	5,330
Repurchase of Class A shares for employee tax withholding	—	—	(22)	—	—	—	(14)	(36)
Deferred tax adjustment	—	—	14,424	—	—	—	—	14,424
Dividends declared	—	—	—	(31,650)	—	—	—	(31,650)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(2,421)	—	(2,421)
Member distributions	—	—	—	—	—	—	(28,599)	(28,599)
Secondary Offerings	5	(4)	15,933	—	—	—	(15,938)	(4)
Employee Share Purchase Plan share issuance	—	—	658	—	—	—	419	1,077
Equity reallocation between controlling and non-controlling interests	—	—	593	—	—	—	(593)	—
Balance at December 31, 2020	$35	$18	$142,564	$73,703	$—	$2,086	$81,446	$299,852
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at September 30, 2019	$30	$22	$107,718	$28,998	$(7)	$5,592	$62,278	$204,631
Net income	—	—	—	13,497	—	44	14,896	28,437
Other comprehensive income	—	—	—	—	9	—	7	16
Equity-based compensation	—	—	981	—	—	—	800	1,781
Deferred tax adjustment	—	—	20	—	—	—	—	20
Dividends declared	—	—	—	(8,026)	—	—	—	(8,026)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(195)	—	(195)
Member distributions	—	—	—	—	—	—	(10,607)	(10,607)
Secondary offerings	—	—	—	—	—	—	—	0
Employee Share Purchase Plan share issuance	—	—	161	—	—	—	132	293
Equity reallocation between controlling and non-controlling interests	—	—	170	—	—	—	(170)	—
Balance at December 31, 2019	$30	$22	$109,050	$34,469	$2	$5,441	$67,336	$216,350

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2019	$27	$24	$92,482	$17,686	$7	$5,716	$53,780	$169,722
Net income	—	—	—	40,177	—	593	47,393	88,163
Other comprehensive loss	—	—	—	—	(5)	—	(8)	(13)
Equity-based compensation	—	—	2,758	—	—	—	2,525	5,283
Repurchase of Class A shares for employee tax withholding	—	—	(23)	—	—	—	(22)	(45)
Issuance of shares for contingent compensation payout	—	—	214	—	—	—	211	425
Deferred tax adjustment	—	—	6,231	—	—	—	—	6,231
Dividends declared	—	—	—	(23,394)	—	—	—	(23,394)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(868)	—	(868)
Member distributions	—	—	—	—	—	—	(30,037)	(30,037)
Secondary Offering	3	(2)	6,367	—	—	—	(6,370)	(2)
Employee Share Purchase Plan share issuance	—	—	462	—	—	—	423	885
Equity reallocation between controlling and non-controlling interests	—	—	559	—	—	—	(559)	—
Balance at December 31, 2019	$30	$22	$109,050	$34,469	$2	$5,441	$67,336	$216,350
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2020	2019
Operating activities:
Net income	$104,200	$88,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,982	2,379
Change in deferred income taxes	13,382	7,197
Change in payable to related parties pursuant to tax receivable agreement	(73)	150
Equity-based compensation	5,310	5,244
Equity in income of investees	(8,699)	(14,331)
Gain on investments valued under the measurement alternative	(6,229)	(4,973)
Proceeds received from investments	704	8,475
Non-cash lease expense	4,352	3,645
Other	(105)	688
Changes in operating assets and liabilities:
Fees receivable	3,760	856
Prepaid expenses	2,068	126
Due from related parties	(1,382)	(39)
Other assets	(1,291)	329
Accounts payable	101	(108)
Accrued compensation and benefits	29,982	14,510
Lease liability	(1,466)	(3,735)
Other liabilities	195	(521)
Net cash provided by operating activities	147,791	108,055
Investing activities:
Purchase of furniture, fixtures and equipment	(8,558)	(1,207)
Purchase of other investments	(500)	(3,967)
Proceeds from sales of investments valued under the measurement alternative	—	6,419
Purchase of intangible assets	(1,000)	—
Loan to investee	—	(157)
Distributions received from investments	19,764	6,878
Contributions to investments	(57,119)	(37,196)
Net cash used in investing activities	(47,413)	(29,230)
Financing activities:
Proceeds from offerings	354,629	147,122
Purchase of membership interests	(354,629)	(147,122)
Repayments of debt	(937)	(3,750)
Draw-down on revolver	—	15,000
Repayment of revolver	—	(15,000)
Secured financing	—	15,750
Contributions from non-controlling interest in general partnerships	70	30
Distributions to non-controlling interest in general partnerships	(2,491)	(898)
Repurchase of Class B common stock	(4)	(2)
Repurchase of Class A shares for employee tax withholding	(36)	(45)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,077	885
Payments to related parties, pursuant to tax receivable agreement	(36)	—
Dividends paid	(28,902)	(21,041)
Members’ distributions paid	(26,522)	(36,613)
Net cash used in financing activities	(57,781)	(45,684)
Effect of exchange rate changes on cash and cash equivalents	130	(37)
Increase in cash, cash equivalents, and restricted cash	42,727	33,104
Cash, cash equivalents, and restricted cash at beginning of the period	53,210	51,590
Cash, cash equivalents, and restricted cash at end of the period	$95,937	$84,694
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of December 31, 2020 and March 31, 2020, HLI held approximately 64.6% and 55.1%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and nine months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending March 31, 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020.

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

The carrying amount of the term loan of $73,630 as of December 31, 2020 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

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

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and advisory fees	2020	2019	2020	2019
Specialized funds	$38,155	$27,789	$102,103	$81,733
Customized separate accounts	23,285	22,618	70,600	67,047
Advisory	6,618	5,878	19,928	18,091
Reporting and other	2,673	2,237	8,093	6,492
Distribution management	2,827	1,108	5,291	3,169
Fund reimbursement revenue	1,721	207	2,898	3,052
Total management and advisory fees	$75,279	$59,837	$208,913	$179,584

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive fees	2020	2019	2020	2019
Specialized funds	$6,802	$3,638	$26,740	$11,257
Customized separate accounts	2,502	4,663	3,105	6,275
Total incentive fees	$9,304	$8,301	$29,845	$17,532

Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $1,006 and $994 as of December 31, 2020 and March 31, 2020, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $135 and $389 for the three and nine months ended December 31, 2020, respectively, and $120 and $363 for the three and nine months ended December 31, 2019, respectively, and is included in compensation and benefits in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	December 31,	March 31,
	2020	2020
Equity method investments in Partnerships	$217,823	$166,106
Equity method investments in Partnerships held by consolidated VIEs	4,319	9,988
Other equity method investments	1,194	1,168
Other investments	18,162	13,394
Investments valued under the measurement alternative	23,115	17,091
Total Investments	$264,613	$207,747

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized an equity method income related to its investments in Partnerships and other equity method investments of $11,923 and $8,699 for the three and nine months ended December 31, 2020, respectively, and $4,454 and $14,331 for the three and nine months ended December 31, 2019, respectively.

Other investments

The Company’s other investments represent investments in private equity funds and direct credit and equity co-investments. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit co-investments are debt securities classified as trading securities. The direct equity co-investments and private equity funds are measured at fair value with unrealized holding gains and losses included in earnings. During the quarter ended December 31, 2020, one of the Company's direct equity co-investments held through a special purpose vehicle was transferred out of Level 3 and into Level 2 as the lockup restrictions from its initial public offering expired. The special purpose vehicle now predominately attributes its fair value to a publicly traded share price and is therefore classified as Level 2 in the hierarchy. As of December 31, 2020, the fair value of the Company's investment in the special purpose vehicle was $4,271. The Company’s remaining other investments are recorded at estimated fair value utilizing significant unobservable inputs and are therefore classified in Level 3 of the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of September 30, 2020	$6,208	$1,889	$9,606	$17,703
Contributions	218	—	—	218
Distributions	(896)	—	(139)	(1,035)
Net gain	252	6	1,018	1,276
Transfer out of Level 3	—	—	(4,271)	(4,271)
Balance as of December 31, 2020	$5,782	$1,895	$6,214	$13,891

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2020	$5,786	$1,756	$5,852	$13,394
Contributions	246	—	—	246
Distributions	(1,264)	(74)	(139)	(1,477)
Net gain	1,014	213	4,772	5,999
Transfer out of Level 3	—	—	(4,271)	(4,271)
Balance as of December 31, 2020	$5,782	$1,895	$6,214	$13,891

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of September 30, 2019	$5,836	$3,093	$6,984	$15,913
Contributions	392	—	—	392
Distributions	(748)	—	—	(748)
Net gain	457	36	345	838
Balance as of December 31, 2019	$5,937	$3,129	$7,329	$16,395

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2019	$3,734	$3,940	$4,814	$12,488
Contributions	2,484	—	1,875	4,359
Distributions	(748)	(973)	—	(1,721)
Net gain	467	162	640	1,269
Balance as of December 31, 2019	$5,937	$3,129	$7,329	$16,395

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of December 31, 2020:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$5,782	Adjusted net asset value	Selected market return	5.6%	-	7.9%	6.2%
Direct credit co-investments	$1,895	Discounted cash flow	Market yield	9.5%	-	10.4%	9.9%
Direct equity co-investments	$6,214	Market approach	EBITDA multiple	7.75x	-	13.75x	9.6x
		Market approach	Equity multiple	1.4x			1.4x

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

In May 2019, the Company transferred these investments for an agreed amount of cash of $15,750 to a Partnership that is a Variable Interest Entity (“VIE”) of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing”, to qualify as a sale and therefore has recorded a financial liability for the secured financing which is included in other liabilities in the Condensed Consolidated Balance Sheets. The cash received was recorded as secured financing in financing activities in the Condensed Consolidated Statements of Cash Flows. As of December 31, 2020, all other investments were pledged as collateral on the Company’s secured financing.

The Company accounts for this financial liability at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral. As of December 31, 2020, the secured financing had a fair value of $18,162 and an amortized cost of $11,845. The fair value of the secured financing is estimated using Level 3 inputs with the significant input being the fair value of the other investments utilized as collateral as shown above.

The Company recognized a gain on other investments of $1,276 and $5,999 during the three and nine months ended December 31, 2020, respectively, and $838 and $1,269 during the three and nine months ended December 31, 2019, respectively, that are recorded in other non-operating income. The Company recognized a loss on the secured financing liability of $1,276 and $5,999 during the three and nine months ended December 31, 2020, respectively, and $838 and $1,973 during the three and nine months ended December 31, 2019, respectively, that are recorded in other non-operating income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Investments valued under the measurement alternative

During the quarter ended December 31, 2020, there was an observable price change for an investment held by the Company and valued under the measurement alternative. As a result of the transaction, the Company marked that investment to fair value based upon the transaction price, which resulted in an unrealized gain of $6,229 that was recorded in other non-operating income for the three and nine months ended December 31, 2020.

5. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary. The consolidated VIEs are general partner entities of the Partnerships, which are not wholly owned by the Company. The total assets of the consolidated VIEs are $4,319 and $9,988 as of December 31, 2020 and March 31, 2020, respectively, and are recorded in investments in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of December 31, 2020 and March 31, 2020 other than deferred incentive fee revenue of $3,704 as of both December 31, 2020 and March 31, 2020. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of December 31, 2020, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $21,618,870 and $8,407,279, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,	March 31,
	2020	2020
Investments	$122,651	$118,696
Fees receivable	7,305	8,703
Due from related parties	1,028	1,194
Total VIE Assets	130,984	128,593
Deferred incentive fee revenue	3,704	3,704
Non-controlling interests	(2,086)	(4,853)
Maximum exposure to loss	$132,602	$127,444

6. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2020:

	Class A Common Stock	Class B Common Stock
March 31, 2020	29,842,784	22,049,727
Shares issued (repurchased) in connection with registered offerings	5,056,895	(4,208,516)
Forfeitures	(1,299)	—
Shares repurchased for employee tax withholdings	(511)	—
Restricted stock granted	2,503
Shares issued pursuant to Employee Share Purchase Plan	18,206	—
December 31, 2020	34,918,578	17,841,211

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

7. Equity-Based Compensation

A summary of restricted stock activity for the nine months ended December 31, 2020 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2020	441,515	$36.87
Granted	2,503	$73.56
Vested	(9,630)	$32.92
Forfeited	(1,299)	$14.33
December 31, 2020	433,089	$37.24

As of December 31, 2020, total unrecognized compensation expense related to restricted stock was $10,888.

8. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Base compensation and benefits	$24,448	$19,966	$81,317	$62,012
Incentive fee compensation	2,329	2,046	7,287	4,314
Equity-based compensation	1,759	1,761	5,310	5,244
Total compensation and benefits	$28,536	$23,773	$93,914	$71,570

During the quarter ended December 31, 2020, the Company changed its estimate of certain discretionary compensation amounts that are based upon overall Company performance and paid annually. The overall Company performance in the current fiscal year caused the previously estimated amount to be in excess of the targeted payout amount as of December 31, 2020. The result of this change in estimate was to reduce compensation and benefits expense by $6,267 for the three months ended December 31, 2020, of which $4,009 was related to amounts recorded in prior quarters.

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

The Company’s effective tax rate was 10.5% and 13.8% for the three months ended December 31, 2020 and 2019, respectively, and 16.5% and 11.6% for the nine months ended December 31, 2020 and 2019, respectively. The effective tax rates were different from the statutory rates due to the portion of income allocated to the non-controlling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.

In connection with the June 2020 Offering and unit exchanges, the Company recorded a deferred tax asset in the amount of $56,314, which is net of a valuation allowance of $3,521 related to the portion of tax benefits that it is more likely than not will not be realized. Additionally, in connection with the June 2020 Offering and unit exchange and recording of the deferred tax asset, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $44,450.

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

As of December 31, 2020, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31, 2020			Three Months Ended December 31, 2019

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$33,203	34,478,437	$0.96	$13,497	29,185,039	$0.46
Adjustment to net income:
Assumed vesting of employee awards	94			88
Effect of dilutive securities:
Assumed vesting of employee awards		272,955			423,167
Diluted EPS of Class A common stock	$33,297	34,751,392	$0.96	$13,585	29,608,206	$0.46

	Nine Months Ended December 31, 2020			Nine Months Ended December 31, 2019

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$58,263	32,567,754	$1.79	$40,177	27,710,607	$1.45
Adjustment to net income:
Assumed vesting of employee awards	156			267
Effect of dilutive securities:
Assumed vesting of employee awards		240,194			386,988
Diluted EPS of Class A common stock	$58,419	32,807,948	$1.78	$40,444	28,097,595	$1.44

The calculations of diluted earnings per share exclude 18,912,099 outstanding Class B and Class C units of HLA for the three and nine months ended December 31, 2020 and 23,968,994 outstanding Class B and Class C units of HLA for the three and nine months ended December 31, 2019, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

11. Related-Party Transactions

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $52,080 and $140,883 for the three and nine months ended December 31, 2020, respectively, and $39,141 and $117,941 for the three and nine months ended December 31, 2019, respectively. The Company earned incentive fees from Partnerships of $8,153 and $28,332 for the three and nine months ended December 31, 2020, respectively, and $5,731 and $14,850 for the three and nine months ended December 31, 2019, respectively.

The Company entered into a service agreement on June 1, 2017 with its joint venture pursuant to which it had expenses of $1,047 and $3,001 for the three and nine months ended December 31, 2020, respectively, and $1,261 and $4,006 for the three and nine months ended December 31, 2019, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $354 and $428 as of December 31, 2020 and March 31, 2020, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

During the quarter ended December 31, 2020, the Company paid the remaining $1,000 related to its purchase of the Cobalt LP software from January 2020.

Fees receivable from the Partnerships were $13,297 and $16,970 as of December 31, 2020 and March 31, 2020, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

12. Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2020	2019
Shares issued for contingent compensation payment	$—	$425
Establishment of lease liability in exchange for right of use asset	$61,597	$12,675
Non-cash financing activities:
Dividends declared but not paid	$10,775	$8,026
Member distributions declared but not paid	$7,906	$10,505
Establishment of net deferred tax assets related to offerings	$91,580	$37,394

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and that did not meet the Company’s criteria for recognition in the amounts of $497,383 and $441,150, net of amounts attributable to non-controlling interests, at December 31, 2020 and March 31, 2020, respectively, and $3,704 at both December 31, 2020 and March 31, 2020 that has been received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $124,346 and $110,288 as of December 31, 2020 and March 31, 2020, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $154,964 and $143,489 as of December 31, 2020 and March 31, 2020, respectively.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world, which have remaining lease terms of one year to 17 years. Some leases have the option to extend for an additional term or terminate early. Where it is reasonably certain that the Company will exercise the option, the option has been included in the lease term and reflected in the ROU asset and liability. Short-term leases (leases with a term of less than 12 months) have not been recorded on the balance sheet. Short-term lease costs were not material for the three and nine months ended December 31, 2020 and 2019.

The Company entered into a 17-year lease agreement for its new headquarters in suburban Philadelphia, which is currently being constructed. The Company was granted access to the space in October 2020 to begin building various leasehold improvements and expects to move into the property in the first quarter of fiscal 2022.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating lease costs	$2,471	$1,239	$4,908	$3,649
Variable lease costs	$387	$134	$688	$395
Cash paid for amounts included in the measurement of operating lease liabilities	$1,338	$1,323	$3,889	$3,898

Weighted average remaining lease term (in years)			15.4	2.5
Weighted average discount rate			3.2%	5.5%

As of December 31, 2020, the maturities of operating lease liabilities were as follows:

Remainder of FY2021	$1,321
FY2022	6,236
FY2023	6,856
FY2024	6,233
FY2025	5,724
Thereafter	76,886
Total lease payments	103,256
Less: imputed interest	(29,289)
Total operating lease liabilities	$73,967

14. Subsequent Events

On February 2, 2021, the Company declared a quarterly dividend of $0.3125 per share of Class A common stock to record holders at the close of business on March 15, 2021. The payment date will be April 6, 2021.

On January 15, 2021, Hamilton Lane Alliance Holdings I, Inc. (“HLAH”), a special purpose acquisition company, closed its initial public offering of 27.6 million units for $276,000. HLAH is sponsored by a wholly-owned subsidiary of the Company that will assist in identifying and effectuating a merger between HLAH and a target company. Until the merger occurs, HLAH is expected be consolidated by the Company. As part of the IPO, the Company was issued 4.9 million shares for sponsoring HLAH and purchased 5 million warrants for $7,520. The shares and warrants vest or become exercisable upon a successful merger and at certain share price targets.

On January 28, 2021, the Company entered into an asset purchase agreement with 361 Capital LLC for an estimated $13,000. The transaction is expected to close during the Company’s fiscal fourth quarter and is subject to customary closing conditions.

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
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $59 billion of our assets under management (“AUM”) as of December 31, 2020.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $17 billion of our AUM as of December 31, 2020.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $581 billion of assets under advisement (“AUA”) as of December 31, 2020.

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
Recent Transactions
Special Purpose Acquisition Company
On January 15, 2021, we closed an initial public offering on our first special purpose acquisition company, Hamilton Lane Alliance Holdings I, Inc. (“HLAH”), of 27.6 million units for $276 million. HLAH is sponsored by a wholly-owned subsidiary of HLA that will assist in identifying and effectuating a merger between HLAH and a target company. As part of the IPO, we were issued 4.9 million shares for sponsoring HLAH and purchased 5 million warrants for $7.5 million. The shares and warrants vest or become exercisable upon a successful merger and at certain share price targets. Our goal is to raise additional special purpose acquisition companies in the future, depending on market and other conditions.
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
During the quarter ended September 30, 2020, we began to see a recovery in both the public and private markets compared to the downward movements in the two previous quarters due to the effects of the COVID-19 pandemic. That recovery generally continued through the quarter ended December 31, 2020. Given the amount of uncertainty regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on future quarters, but it has impacted, and may further impact, our business in various ways, including but not limited to the following:
•Investment valuations may be subject to significant volatility and adversely impacted due to the disruption in global economic markets, whether because of valuation methodologies that rely on public market comparables or as a result of decreases in current or future estimated performance of underlying portfolio companies. Our underlying investments reflect valuations as of September 30, 2020. Decreases in public markets and credit indices in quarters ending after that date may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period.
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
•The vast majority of our employees are continuing to work remotely. This extended duration of remote working could lead to additional operational risks, such as greater cybersecurity threats. COVID-19 also presents a threat to our employees’ well-being and morale. While we have implemented a business continuity plan to protect the health of our employees and have contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and we may experience potential loss of productivity or a delay in the implementation of certain strategic plans.
As of December 31, 2020, we have adequate liquidity with $92.9 million in available cash and $125 million in availability under our Loan Agreements (defined below). For more information on our Loan Agreements, see “—Liquidity and Capital Resources—Loan Agreements”.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended December 31, 2020 and 2019. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2020	2019	2020	2019
Revenues
Management and advisory fees	$75,279	$59,837	$208,913	$179,584
Incentive fees	9,304	8,301	29,845	17,532
Total revenues	84,583	68,138	238,758	197,116
Expenses
Compensation and benefits	28,536	23,773	93,914	71,570
General, administrative and other	13,328	15,473	34,978	42,736
Total expenses	41,864	39,246	128,892	114,306
Other income (expense)
Equity in income of investees	11,923	4,454	8,699	14,331
Interest expense	(468)	(651)	(1,448)	(2,213)
Interest income	658	196	775	624
Non-operating income	6,229	97	6,830	4,175
Total other income (expense)	18,342	4,096	14,856	16,917
Income before income taxes	61,061	32,988	124,722	99,727
Income tax expense	6,429	4,551	20,522	11,564
Net income	54,632	28,437	104,200	88,163
Less: (Loss) income attributable to non-controlling interests in general partnerships	(68)	44	(346)	593
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,497	14,896	46,283	47,393
Net income attributable to Hamilton Lane Incorporated	$33,203	$13,497	$58,263	$40,177

Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2020	2019	2020	2019
Management and advisory fees
Specialized funds	$38,155	$27,789	$102,103	$81,733
Customized separate accounts	23,285	22,618	70,600	67,047
Advisory	6,618	5,878	19,928	18,091
Reporting and other	2,673	2,237	8,093	6,492
Distribution management	2,827	1,108	5,291	3,169
Fund reimbursement revenue	1,721	207	2,898	3,052
Total management and advisory fees	75,279	59,837	208,913	179,584
Incentive fees	9,304	8,301	29,845	17,532
Total revenues	$84,583	$68,138	$238,758	$197,116

Three months ended December 31, 2020 compared to three months ended December 31, 2019
Total revenues increased $16.4 million, or 24%, to $84.6 million, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due primarily to an increase in management and advisory fees.
Management and advisory fees increased $15.4 million, or 26%, to $75.3 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. Specialized funds revenue increased $10.4 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due primarily to a $10.1 million increase in revenue from our latest secondary fund, which added $1.7 billion in fee-earning AUM between periods. Management fees for our latest secondary fund included $7.2 million in retroactive fees for the three months ended December 31, 2020 compared to $1.1 million for the three months ended December 31, 2019. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $0.7 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Advisory and reporting fees increased $1.2 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 due to the addition of new accounts. Distribution management revenue increased $1.7 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due primarily to higher performance fees. Fund reimbursement revenue increased $1.5 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due to the recognition of fund reimbursements from our latest direct equity fund in the current year period.
Incentive fees increased $1.0 million to $9.3 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019.
Nine months ended December 31, 2020 compared to nine months ended December 31, 2019
Total revenues increased $41.6 million, or 21%, to $238.8 million, for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due to an increase in both management and advisory fees and incentive fees.
Management and advisory fees increased $29.3 million, or 16%, to $208.9 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. Specialized funds revenue increased $20.4 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due primarily to a $22.5 million increase in revenue from our latest secondary fund, which added $1.7 billion in fee-earning AUM between periods. Management fees for our latest secondary fund included $10.8 million in retroactive fees for the nine months ended December 31, 2020 compared to $2.8 million from a direct equity fund for the nine months ended December 31, 2019. Customized separate accounts revenue increased $3.6 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Advisory and reporting fees increased $3.4 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 due to the addition of new accounts. Distribution management revenue increased $2.1 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due primarily to higher performance fees.

Incentive fees increased $12.3 million to $29.8 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due primarily to a $11.1 million increase in incentive fees from one of our specialized funds.
Expenses
Three months ended December 31, 2020 compared to three months ended December 31, 2019
Total expenses increased $2.6 million, or 7%, to $41.9 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 due to an increase in compensation and benefits expenses, partially offset by a decrease in general, administrative and other expenses.
Compensation and benefits expenses increased $4.8 million, or 20%, to $28.5 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due primarily to an increase in base compensation and benefits. Base compensation and benefits increased $4.5 million, or 22%, for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due primarily to an increase in our bonus plan accrual from stronger company performance compared to the prior year period.
General, administrative and other expenses decreased $2.1 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. This change consisted primarily of a $1.5 million decrease in legal related expenses, a $1.3 million decrease in travel expenses, and a $0.7 million decrease in conference and marketing expenses. This was partially offset by a $1.6 million increase in rent expense which included expenses for our new headquarters in the current year period.
Nine months ended December 31, 2020 compared to nine months ended December 31, 2019
Total expenses increased $14.6 million, or 13%, to $128.9 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019 due to an increase in compensation and benefits expenses, partially offset by a decrease in general, administrative and other expenses.
Compensation and benefits expenses increased $22.3 million, or 31%, to $93.9 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due primarily to an increase in base compensation and benefits. Base compensation and benefits increased $19.3 million, or 31%, for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due primarily to an increase in our bonus plan accrual from stronger company performance compared to the prior year period. Incentive fee compensation increased $3.0 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due to the increase in incentive fee revenue.
General, administrative and other expenses decreased $7.8 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. This change consisted primarily of a $3.3 million decrease in travel expenses, a $2.6 million decrease in legal related expenses, a $1.1 million decrease in commissions expense, and a $1.0 million decrease in consulting expenses. This was partially offset by a $1.6 million increase in rent expense which included expenses for our new headquarters in the current year period.

Other Income (Expense)
The following table shows the equity in income of investees included in other income (expense):

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2020	2019	2020	2019
Equity in income of investees
Primary funds	$1,365	$235	$69	$1,691
Direct/co-investment funds	3,513	2,947	2,928	7,512
Secondary funds	2,413	367	2,126	1,302
Customized separate accounts	4,006	875	2,761	4,002
Other equity method investments	626	30	815	(176)
Total equity in income of investees	$11,923	$4,454	$8,699	$14,331

Three months ended December 31, 2020 compared to three months ended December 31, 2019
Other income increased $14.2 million to an income of $18.3 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due to increases in equity in income of investees and non-operating income.
Equity in income of investees increased $7.5 million to income of $11.9 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019. This was due primarily to the increases in public and private market valuations during the quarter ended September 30, 2020.
Non-operating income increased $6.1 million for the three months ended December 31, 2020 compared to the three months ended December 31, 2019, due primarily to a $6.2 million unrealized gain recognized on a technology investment accounted for under the measurement alternative in the current year period.
Nine months ended December 31, 2020 compared to nine months ended December 31, 2019
Other income decreased $2.1 million to income of $14.9 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due primarily to a decrease in equity in income of investees.
Equity in income of investees decreased $5.6 million to a gain of $8.7 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. This was due primarily to a $4.6 million decrease in gain from our direct/co-investment funds.
Non-operating income increased $2.7 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, due primarily to a $6.2 million unrealized gain recognized on a technology investment accounted for under the measurement alternative in the current year period compared to $5.1 million in the prior year period.

Income Tax Expense
The Company’s effective tax rate was 10.5% and 13.8% for the three months ended December 31, 2020 and 2019, respectively, and 16.5% and 11.6% for the nine months ended December 31, 2020 and 2019, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to the non-controlling entities, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rate for the three months ended December 31, 2020 was less than the three months ended December 31, 2019 due primarily to excess taxable income over GAAP equity in income of investees, which was less in the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The effective tax rate for the nine months ended December 31, 2020 was higher than the nine months ended December 31, 2019 due primarily to less income allocated to the non-controlling entities, taxable income exceeding GAAP equity in income of investees and discrete tax adjustments that increased taxable income in the nine months ended December 31, 2020 compared to discrete tax adjustments that lowered taxable income in the nine months ended December 31, 2019.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2020			2020
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$24,588	$14,639	$39,227	$24,545	$14,118	$38,663
Contributions (1)	1,054	916	1,970	3,431	2,075	5,506
Distributions (2)	(759)	(438)	(1,197)	(2,968)	(1,095)	(4,063)
Foreign exchange, market value and other (3)	143	50	193	18	69	87
Balance, end of period	$25,026	$15,167	$40,193	$25,026	$15,167	$40,193

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

Three months ended December 31, 2020
Fee-earning AUM increased $1.0 billion to $40.2 billion during the three months ended December 31, 2020, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.4 billion, or 2%, to $25.0 billion for the three months ended December 31, 2020. Customized separate accounts contributions were $1.1 billion for the three months ended December 31, 2020, due to new allocations from existing clients and the addition of new clients. Distributions were $0.8 billion for the three months ended December 31, 2020 due to $0.3 billion from accounts reaching the end of their fund term, $0.2 billion from accounts moving from a committed to net invested capital fee base, and $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $0.5 billion, or 4%, to $15.2 billion for the three months ended December 31, 2020. Specialized fund contributions were $0.9 billion for the three months ended December 31, 2020, due primarily to $0.6 billion from new commitments to our secondary fund in market during the period. Distributions were $0.4 billion for the three months ended December 31, 2020, due to $0.2 billion from funds reaching the end of their fund term and $0.2 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base.
Nine months ended December 31, 2020
Fee-earning AUM increased $1.5 billion to $40.2 billion during the nine months ended December 31, 2020, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.5 billion, or 2%, to $25.0 billion for the nine months ended December 31, 2020. Customized separate accounts contributions were $3.4 billion for the nine months ended December 31, 2020, due to new allocations from existing clients and the addition of new clients. Distributions were $3.0 billion for the nine months ended December 31, 2020 due to $1.6 billion from accounts reaching the end of their fund term, $0.7 billion from accounts moving from a committed to net invested capital fee base, and $0.6 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $1.0 billion, or 7%, to $15.2 billion for the nine months ended December 31, 2020. Specialized fund contributions were $2.1 billion for the nine months ended December 31, 2020, due primarily to $1.3 billion from new commitments to our secondary fund in market during the period. Distributions were $1.1 billion for the nine months ended December 31, 2020, due to $0.7 billion from funds reaching the end of their fund term and $0.4 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base.
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
The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2020	2019	2020	2019
Net income attributable to Hamilton Lane Incorporated	$33,203	$13,497	$58,263	$40,177
(Loss) income attributable to non-controlling interests in general partnerships	(68)	44	(346)	593
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,497	14,896	46,283	47,393
Incentive fees	(9,304)	(8,301)	(29,845)	(17,532)
Incentive fee related compensation (1)	4,408	3,895	13,828	8,204
Interest income	(658)	(196)	(775)	(624)
Interest expense	468	651	1,448	2,213
Income tax expense	6,429	4,551	20,522	11,564
Equity in income of investees	(11,923)	(4,454)	(8,699)	(14,331)
Non-operating loss	(6,229)	(97)	(6,830)	(4,175)
Fee Related Earnings	$37,823	$24,486	$93,849	$73,482
Depreciation and amortization	1,005	771	2,982	2,379
Equity-based compensation	1,759	1,761	5,310	5,244
Incentive fees	9,304	8,301	29,845	17,532
Incentive fees attributable to non-controlling interests	(25)	(102)	(735)	(262)
Incentive fee related compensation (1)	(4,408)	(3,895)	(13,828)	(8,204)
Interest income	658	196	775	624
Adjusted EBITDA	$46,116	$31,518	$118,198	$90,795

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three and nine months ended December 31, 2020 and 2019:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per-share amounts)	2020	2019	2020	2019
Net income attributable to Hamilton Lane Incorporated	$33,203	$13,497	$58,263	$40,177
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,497	14,896	46,283	47,393
Income tax expense	6,429	4,551	20,522	11,564
Adjusted pre-tax net income	61,129	32,944	125,068	99,134
Adjusted income taxes (1)	(14,488)	(7,841)	(29,641)	(23,594)
Adjusted net income	$46,641	$25,103	$95,427	$75,540

Weighted-average shares of Class A common stock outstanding - diluted	34,751,392	29,608,206	32,807,948	28,097,595
Exchange of Class B and Class C units in HLA (2)	18,912,099	23,968,994	20,812,989	25,431,059
Adjusted shares outstanding	53,663,491	53,577,200	53,620,937	53,528,654

Non-GAAP earnings per share	$0.87	$0.47	$1.78	$1.41

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.7% and 23.8% for the three and nine month periods ended December 31, 2020 and 2019, respectively, applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the vintage date indicated through September 30, 2020 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.3%	847 bps	961 bps
PEF VI	2007	494	479	1.6	12.1%	140 bps	479 bps
PEF VII	2010	262	237	1.6	15.2%	129 bps	546 bps
PEF VIII	2012	427	59	1.2	8.0%	(343) bps	22 bps
PEF IX	2015	517	37	1.9	36.9%	2,226 bps	2,536 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	-	-	362	1.5	17.1%	1,330 bps	1,173 bps
Secondary Fund I	2005	360	353	1.2	5.2%	113 bps	341 bps
Secondary Fund II	2008	591	579	1.5	20.6%	560 bps	979 bps
Secondary Fund III	2012	909	580	1.5	18.8%	573 bps	980 bps
Secondary Fund IV	2016	1,916	159	2.0	35.3%	2,098 bps	2,414 bps
Secondary Fund V	2019	2,477	N/A	N/A	N/A	N/A	N/A
Co-investments
Pre-Fund	-	-	244	1.9	21.3%	1,655 bps	1,600 bps
Co-Investment Fund	2005	604	486	1.1	2.1%	(376) bps	(123) bps
Co-Investment Fund II	2008	1,195	850	2.5	21.4%	913 bps	1,293 bps
Co-Investment Fund III	2014	1,243	313	2.4	43.4%	2,997 bps	3,347 bps
Co-Investment Fund IV	2018	1,698	38	2.3	57.2%	4,552 bps	5,063 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	50	1.3	17.8%	810 bps	1,177 bps
Strat Opps 2016	2016	214	114	1.2	21.6%	1,353 bps	1,591 bps
Strat Opps 2017	2017	435	215	1.2	17.6%	1,380 bps	1,390 bps
Strat Opps 2018	2018	889	206	1.2	16.9%	1,624 bps	1,853 bps
Strat Opps 2019	2019	762	25	1.1	10.8%	1,279 bps	1,335 bps

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.3%	9.7%	847 bps	374 bps	961 bps	481 bps
PEF VI	2007	494	512	1.6	1.6	11.6%	8.8%	69 bps	(173) bps	409 bps	161 bps
PEF VII	2010	262	284	1.5	1.5	12.4%	8.5%	(124) bps	(502) bps	291 bps	(94) bps
PEF VIII	2012	427	407	1.3	1.3	8.1%	5.5%	(421) bps	(692) bps	(51) bps	(325) bps
PEF IX	2015	517	439	1.5	1.4	16.9%	14.7%	364 bps	156 bps	731 bps	525 bps
PEF X	2018	278	109	1.2	1.1	13.7%	8.0%	(125) bps	(902) bps	320 bps	(471) bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(62) bps	341 bps	159 bps
Secondary Fund II	2008	591	596	1.5	1.4	20.1%	13.8%	481 bps	(156) bps	900 bps	251 bps
Secondary Fund III	2012	909	830	1.4	1.3	13.9%	11.4%	103 bps	(174) bps	509 bps	237 bps
Secondary Fund IV	2016	1,916	1,940	1.4	1.3	18.7%	19.2%	497 bps	639 bps	901 bps	1,049 bps
Secondary Fund V	2019	2,477	561	1.3	1.3	55.3%	79.0%	4,058 bps	5,187 bps	4,567 bps	5,322 bps
Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(569) bps	(745) bps	(318) bps	(499) bps
Co-Investment Fund II	2008	1,195	1,140	2.0	1.8	17.9%	14.2%	568 bps	183 bps	954 bps	564 bps
Co-Investment Fund III	2014	1,243	1,258	1.7	1.5	18.0%	14.5%	516 bps	194 bps	884 bps	556 bps
Co-Investment Fund IV	2018	1,698	1,320	1.2	1.2	18.5%	16.3%	473 bps	68 bps	889 bps	468 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	14.0%	10.7%	542 bps	218 bps	856 bps	527 bps
Strat Opps 2016	2016	214	214	1.3	1.2	12.1%	9.7%	590 bps	365 bps	761 bps	535 bps
Strat Opps 2017	2017	435	445	1.2	1.2	11.7%	9.2%	770 bps	514 bps	846 bps	606 bps
Strat Opps 2018	2018	889	842	1.1	1.1	9.5%	7.8%	623 bps	401 bps	824 bps	605 bps
Stat Opps 2019	2019	762	361	1.1	1.0	11.8%	8.9%	1,165 bps	177 bps	1,180 bps	154 bps

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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to September 30, 2020. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of December 31, 2020 and March 31, 2020, our cash and cash equivalents, including investments in money market funds, were $92.9 million and $50.1 million, respectively.
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

In March 2020, we also entered into a Multi-Draw Term Loan and Security Agreement (as amended, the “Multi-Draw Term Loan Agreement”, and, together with the Term Loan Agreement and Revolving Loan Agreement, the “Loan Agreements”) with First Republic Bank, which provides for a term loan in the aggregate principal amount of $75 million with a maturity date of July 1, 2030. In September 2020, the Multi-Draw Term Loan Agreement was amended to provide that advances may be drawn through September 30, 2021 and to decrease the interest rate to a fixed per annum rate of 3.50%.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of December 31, 2020 and March 31, 2020, the principal amount of debt outstanding equaled $74.1 million and $75.0 million, respectively.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of each of December 31, 2020 and March 31, 2020, we were required to maintain approximately $3.0 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.

Cash Flows
Nine Months Ended December 31, 2020 and 2019

	Nine Months Ended December 31,
($ in thousands)	2020	2019
Net cash provided by operating activities	$147,791	$108,055
Net cash used in investing activities	(47,413)	(29,230)
Net cash used in financing activities	(57,781)	(45,684)
Operating Activities
Our net cash flow provided by operating activities was $147.8 million and $108.1 million during the nine months ended December 31, 2020 and 2019, respectively. These operating cash flows were driven primarily by:
•net income of $104.2 million and $88.2 million during the nine months ended December 31, 2020 and 2019, respectively;
•change in deferred income taxes of $13.4 million and $7.2 million during the nine months ended December 31, 2020 and 2019, respectively;
•proceeds received from investments of $0.7 million and $8.5 million during the nine months ended December 31, 2020 and 2019, respectively, which represent a return on investment from specialized funds and certain customized separate accounts; and
•net increase in operating assets and liabilities of $32.0 million and $11.4 million during the nine months ended December 31, 2020 and 2019, respectively, primarily for the accruals related to our annual bonus program that is paid in March.
Investing Activities
Our net cash flow used in investing activities was $47.4 million and $29.2 million during the nine months ended December 31, 2020 and 2019, respectively. These amounts were driven primarily by:
•net contributions to investments of $37.4 million and $30.3 million during the nine months ended December 31, 2020 and 2019, respectively;
•proceeds from the sale of a technology investment of $6.4 million during the nine months ended December 31, 2019; and
•purchases of other investments of $0.5 million and $4.0 million during the nine months ended December 31, 2020 and 2019, respectively.
Financing Activities
Our net cash flow used in financing activities was $57.8 million and $45.7 million during the nine months ended December 31, 2020 and 2019, respectively. Cash used in financing activities was attributable primarily to:
•dividends paid of $28.9 million and $21.0 million during the nine months ended December 31, 2020 and 2019, respectively;

•distributions to HLA members of $26.5 million and $36.6 million during the nine months ended December 31, 2020 and 2019, respectively; and
•secured financing proceeds received of $15.8 million during the nine months ended December 31, 2019.
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
•Incentive fees from our specialized funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. We had $3.7 million of deferred incentive fee revenue on our balance sheet as of December 31, 2020. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
 As of December 31, 2020, we had $74.1 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of December 31, 2020. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of December 31, 2020.
Based on the floating rate component of the Term Loan Agreement and the Revolving Loan Agreement payable as of December 31, 2020, we estimate that a 100 basis point increase in interest rates would result in increased interest expense related to the loan of $0.4 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2020.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2020	—	$—	—	$50,000,000
November 1-30, 2020	—	$—	—	$50,000,000
December 1-31, 2020	—	$—	—	$50,000,000
Total	—	$—	—	$50,000,000

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
10.1
Amendment No. 1 to Tax Receivable Agreement, dated as of December 31, 2020, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto
X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of February, 2021.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller