Form 10-K
period 2021-03-31
Hamilton Lane INC
filed 2021-05-27
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2020, based on the closing price of $64.59 as reported by the Nasdaq Stock Market, was approximately $1,980.4 million.
As of May 26, 2021, there were 36,290,183 shares of the registrant’s Class A common stock and 16,739,846 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2021 annual meeting of stockholders.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will”, “expect”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to: our ability to manage growth, fund performance, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to fund commitments; our ability to comply with investment guidelines set by our clients; our ability to successfully integrate acquired businesses with ours; our ability to manage risks associated with pursuing new lines of business or entering into strategic partnerships; our ability to manage the effects of events outside of our control; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to the Summary of Risk Factors below, the more detailed discussion of our Risk Factors included in Part I, Item 1A of this Form 10-K and our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-K are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.
Summary of Risk Factors
The following is a summary of the principal risk factors associated with investing in our Class A common stock. You should read this summary in conjunction with the more detailed description of these risks in Part I Item 1A of this report under the heading “Risk Factors” and in other filings that we make from time to time with the SEC.
We are subject to risks related to our business, including risks related to:
•investment performance;
•the identification and availability of suitable investment opportunities;
•competition for investments;
•conflicts of interest;
•retaining our senior management team and recruiting other qualified professionals;
•expanding our business, entering into new lines of business, geographic markets and strategic partnerships and integrating acquired businesses with ours;
•declines in the pace or size of fundraising;
•our use of leverage and the dependence on leverage by certain funds and portfolio companies;
•investors not satisfying their contractual obligations to fund capital calls;
•our failure to comply with investment guidelines;
•misconduct by our employees, advisors or third-party service providers;

•the variability at which we receive distributions of carried interest;
•the redemption or repurchase rights of investors in certain of our funds;
•valuation methodologies;
•investments in relatively high-risk, illiquid assets;
•the business, regulatory, legal and other complexities of investment opportunities;
•undiversified investments;
•investments in funds and companies that we do not control;
•investments that rank junior to investments made by other investors;
•the growth of our business;
•our risk management strategies and procedures;
•limitations in our due diligence process;
•our use of technology to collect and analyze data;
•operational risks and data security breaches;
•compliance with privacy laws and regulations;
•claims for damages and negative publicity;
•increasing scrutiny by clients and regulators on environmental, social and governance (“ESG”) matters; and
•our business operations outside of the United States.

We are subject to risks related to our industry, including risks related to:
•intense competition in the investment management industry;
•difficult or volatile market and geopolitical conditions;
•disruptions caused by the coronavirus (“COVID-19”) pandemic;
•extensive government regulation of our business by the United States and other jurisdictions; and
•federal, state and foreign anti-corruption and sanctions laws.

We are subject to risks related to our organizational structure, including risks related to:
•a failure to establish and maintain effective internal controls;
•our being a “controlled company” within the meaning of the Nasdaq listing standards;
•our dependence on distributions from HLA to pay dividends, taxes and other expenses;
•challenges by regulators with respect to our tax treatment;
•our obligations to make distributions to current and former members of HLA;
•being deemed an “investment company”;
•the potential assignment of our investment advisory agreements upon a change of control;
•potential conflicts of interest between members of management who hold most of their economic interest in HLA through other entities and holders of our Class A common stock;
•the disparity in voting rights among the classes of our common stock;
•the sale of a large number of shares of our Class A common stock or the perception that such sales could occur;
•our ability to pay dividends;
•anti-takeover provisions in our charter documents and under Delaware law; and
•our certificate of incorporation’s designation of the Court of Chancery in the State of Delaware as the exclusive venue for certain types of lawsuits.

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider with approximately $88 billion of assets under management (“AUM”), and approximately $631 billion of assets under advisement (“AUA”). We work with our clients to conceive, structure, build out, manage and monitor portfolios of private markets funds and direct investments, and we help them access a diversified set of such investment opportunities worldwide. Our clients are principally large, sophisticated, global investors that rely on our private markets expertise, deep industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the increasing complexity and opacity of private markets investing. While some maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. We were founded in 1991 and have been dedicated to private markets investing for three decades. We currently have approximately 450 employees, including 121 investment professionals, operating throughout the United States and in Frankfurt, Hong Kong, London, Seoul, Singapore, Sydney, Tel Aviv, Tokyo and Toronto. A significant majority of our employees have equity interests in our Company.
We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $69 billion of our AUM as of March 31, 2021.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct/co-investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $19 billion of our AUM as of March 31, 2021.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $631 billion of AUA as of March 31, 2021.
•Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions from private equity funds.
•Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but occasionally on a stand-alone, fee-for-service basis. Private markets investments are unusually difficult to monitor, report on and administer, and our clients are able to benefit from our sophisticated infrastructure, which provides real-time access to reliable and transparent investment data, and our high-touch service approach, which allows for timely and informed responses to the multiplicity of issues that can arise. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database of private markets investment performance and our suite of proprietary analytical investment tools. In particular, the data and analytics provided by our Cobalt LP platform provides clients with more visibility into the private markets, enabling them to more accurately conduct market research, investment diligence, portfolio analysis and plan commitments. It allows us to provide a service for limited partners with whom we have not yet had any relationship and differentiates us from our competitors in the industry.
Our client and investor base included over 500 institutions and intermediaries as of March 31, 2021, and is broadly diversified by type, size and geography. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth and U.S. state pension funds. In addition, we believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 4% of management and advisory fee revenues. For the year ended March 31, 2021, our top 10 clients generated approximately 19% of management and advisory fee revenues, and our top 20 clients generated approximately 28% of management and advisory fee revenues with all of our top 20 clients having multiple allocations, products or services with us. A significant portion of our revenue base is recurring and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients, providing highly predictable cash flows.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2021, we had AUM of approximately $88 billion, reflecting a 20% compound annual growth rate (“CAGR”) from March 31, 2017, and our AUM increased in each fiscal year during this timeframe. We had approximately $631 billion of AUA as of March 31, 2021, reflecting a 20% CAGR from March 31, 2017, and our AUA increased in each fiscal year during this timeframe.

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

In connection with the IPO, we completed a series of transactions in order to effect a corporate reorganization, which we refer to collectively throughout this Form 10-K as the “Reorganization”. As part of the Reorganization, we changed our structure to what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the legacy owners (through the tax receivable agreement) when they ultimately exchange their pass-through interests for shares of Class A common stock or, at our election, for cash. HLI has dual-class common stock, the rights of which are described in more detail below. The below chart summarizes our organizational structure as of March 31, 2021.

Class B Holders(1)
Public Investors / Direct HLI Stockholders
Class B common stock
82.2% voting interest
de minimis economic interest
Class A common stock
100% economic interest
17.8% voting interest
Hamilton Lane Incorporated
Class A units(2)
Sole Managing Member
67.2% economic interest
Class B units(1)
31.3% economic interest
Class C Holders(1)
Class C units(1)
1.5% economic interest
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
(2)We hold all of the Class A units of HLA, representing the right to receive approximately 67.2% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.

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

Our Class B common stockholders collectively hold 82% of the combined voting power of our common stock. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLAI, our controlling stockholder. The parties to the stockholders agreement control approximately 82% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

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
We believe we are uniquely positioned in the private markets as not only a solutions provider for our clients, but also as an important capital provider and partner to the world’s leading private markets fund managers. We intend to capitalize on this unique position and seek to partner with fund managers as they look to transition from private to public ownership assets that meet a select set of criteria. A special purpose acquisition company (“SPAC”) sponsored by us provides these fund managers with an alternative path to a public listing.
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
We made an investment for a minority stake in Russell Investments Group, Ltd. (“Russell”), a leading outsourced chief investment officer provider and global investment solutions firm. As part of the investment, HLA and Russell entered into a strategic partnership and intend to jointly develop and implement a strategy to engage in the global investment solutions outsourcing market.
Diversify and grow client base. We aim to continue to expand our relationships with existing clients and intend to capitalize on significant opportunities in new client segments globally, such as smaller institutions and high-net-worth individuals. We believe these investors offer an attractive opportunity to further diversify and grow our client base because many of them only recently have begun to invest in, or increase their allocations to, alternative investments.
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
Expand globally. We have substantially grown our global presence, both in terms of clients and investments, by expanding our international offices as well as our client presence. We have built a significant presence to serve clients in Europe, Latin America, the Middle East, Asia, Australia and Canada, and we have offices in London, Frankfurt, Tel Aviv, Hong Kong, Seoul, Singapore, Tokyo, Sydney and Toronto. In each of these places, we serve major institutional clients, and we review and commit capital to established local private markets funds on behalf of our clients. Our aim is to continue expanding our global presence through further direct investment in personnel, development of client relationships and increased investments with, and direct and co-investments alongside, established private markets fund managers.
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
In addition to continually expanding our own database, we develop strategic partnerships with, and opportunistically seek minority stakes in, innovative solutions providers such as Private Market Connect (data collection and management), Cobalt (benchmarking and diligence), Canoe Intelligence (document digitalization and processing), iCapital Network (high-net-worth fundraising portal) and Honcho (governance/monitoring software).

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
•Secondary Investments. The private secondary market is a non-regulated private market in which buyers and sellers directly negotiate the terms of transactions. The secondary market has grown dramatically in the last 20 years and today provides a reliable liquidity option for owners of private markets interests as well as attractive buying opportunities for secondary investors. Institutional investors utilize the secondary market for strategic portfolio rebalancing, rationalizing overlapping positions resulting from mergers and acquisitions or providing liquidity when facing cash constraints. The market continues to evolve beyond purchases of existing limited partner interests. Today, secondary transactions typically fall within the following categories:
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
•Evergreen Funds: Our evergreen funds primarily invest in secondaries and direct/co-investments and are designed to provide qualified clients, including certain high-net-worth individuals and their wealth advisors, periodic liquidity. These funds provide investors with an opportunity to access a diversified, institutional-quality portfolio of private equity and private credit assets through a single investment.
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
•Due Diligence Evaluation. For primary fund investments that proceed past the initial screening process, we meet in person with the fund manager (conditions permitting). A meeting memo prepared by the investment team based on the meeting is presented to the investment committee for a formal vote. If we elect to move forward, we issue a detailed questionnaire to the fund manager. We subsequently conduct a site visit at the fund manager’s office. Lastly, we prepare a final investment report, which provides details on the manager’s performance, merits and issues, as well as an in-depth analysis of the portfolio.
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
Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through December 31, 2020 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.2%	841 bps	950 bps
PEF VI	2007	494	497	1.6	12.0%	107 bps	443 bps
PEF VII	2010	262	244	1.6	14.7%	51 bps	454 bps
PEF VIII	2012	427	69	1.4	13.8%	130 bps	469 bps
PEF IX	2015	517	19	4.1	58.4%	4,356 bps	4,672 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	—	—	362	1.5	17.1%	1,330 bps	1,172 bps
Secondary Fund I	2005	360	353	1.2	5.2%	113 bps	341 bps
Secondary Fund II	2008	591	596	1.5	20.0%	463 bps	880 bps
Secondary Fund III	2012	909	579	1.6	20.4%	678 bps	1,075 bps
Secondary Fund IV	2016	1,916	185	2.2	41.5%	2,563 bps	2,867 bps
Secondary Fund V	2019	3,058	8	1.8	119.3%	10,224 bps	10,498 bps
Co-investments
Pre-Fund	—	—	244	1.9	21.3%	1,655 bps	1,600 bps
Co-Investment Fund	2005	604	521	1.1	1.2%	(457) bps	(208) bps
Co-Investment Fund II	2008	1,195	849	2.5	21.5%	914 bps	1,292 bps
Co-Investment Fund III	2014	1,243	310	2.4	43.4%	2,969 bps	3,309 bps
Co-Investment Fund IV	2018	1,698	78	1.9	40.6%	2,539 bps	2,891 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	52	1.3	17.2%	755 bps	1,123 bps
Strat Opps 2016	2016	214	134	1.3	18.4%	1,099 bps	1,322 bps
Strat Opps 2017	2017	435	235	1.2	16.2%	1,210 bps	1,242 bps
Strat Opps 2018	2018	889	242	1.2	16.2%	1,458 bps	1,702 bps
Strat Opps 2019	2019	762	25	1.1	13.9%	1,266 bps	1,520 bps

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	364 bps	950 bps	467 bps
PEF VI	2007	494	512	1.6	1.6	11.7%	8.8%	62 bps	(182) bps	398 bps	147 bps
PEF VII	2010	262	285	1.5	1.5	12.8%	8.8%	(137) bps	(516) bps	260 bps	(126) bps
PEF VIII	2012	427	411	1.4	1.4	9.9%	7.2%	(383) bps	(670) bps	(56) bps	(343) bps
PEF IX	2015	517	456	1.6	1.6	19.8%	17.7%	432 bps	202 bps	734 bps	499 bps
PEF X	2018	278	127	1.2	1.1	19.3%	14.0%	(218) bps	(1,000) bps	29 bps	(787) bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(62) bps	341 bps	158 bps
Secondary Fund II	2008	591	596	1.5	1.4	20.0%	13.6%	463 bps	(178) bps	880 bps	226 bps
Secondary Fund III	2012	909	830	1.4	1.4	14.6%	11.9%	113 bps	(185) bps	496 bps	204 bps
Secondary Fund IV	2016	1,916	1,966	1.5	1.4	21.0%	21.9%	409 bps	526 bps	720 bps	827 bps
Secondary Fund V	2019	3,058	974	1.4	1.5	74.6%	143.8%	4,824 bps	9,725 bps	4,982 bps	9,471 bps
Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(569) bps	(745) bps	(319) bps	(500) bps
Co-Investment Fund II	2008	1,195	1,139	2.0	1.8	17.9%	14.2%	557 bps	168 bps	937 bps	544 bps
Co-Investment Fund III	2014	1,243	1,259	1.9	1.7	20.2%	16.8%	582 bps	253 bps	907 bps	570 bps
Co-Investment Fund IV	2018	1,698	1,407	1.3	1.3	20.9%	19.4%	122 bps	(224) bps	365 bps	(4) bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	67	1.3	1.2	14.0%	10.7%	531 bps	208 bps	851 bps	523 bps
Strat Opps 2016	2016	214	214	1.2	1.2	11.3%	8.9%	453 bps	227 bps	651 bps	426 bps
Strat Opps 2017	2017	435	445	1.3	1.2	12.8%	10.2%	774 bps	502 bps	896 bps	641 bps
Strat Opps 2018	2018	889	844	1.2	1.1	11.1%	9.2%	567 bps	317 bps	847 bps	606 bps
Strat Opps 2019	2019	762	522	1.1	1.1	12.6%	10.0%	315 bps	(405) bps	695 bps	(36) bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to December 31, 2020. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Assets Under Management and Advisement
As of March 31, 2021, we had total AUA and AUM of approximately $719 billion, of which $88 billion represents AUM from our customized separate accounts and specialized funds, and $631 billion represents AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
AUM
Our AUM, as presented in this Form 10-K, comprise the assets associated with our customized separate accounts and specialized funds. AUM does not include the assets associated with our distribution management services. We classify assets as AUM if we have full discretion over the investment decisions in an account. We calculate our AUM as the sum of:
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
Our AUM has grown from approximately $42 billion as of March 31, 2017 to approximately $88 billion as of March 31, 2021, representing a CAGR of approximately 20%. The following chart summarizes this growth.

AUM
$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
$ (Billions)
$9
$33
$11
$43
$11
$50
$15
$54
$19
$69
2017
2018
2019
2020
2021
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
Assets related to our advisory accounts have increased from approximately $300 billion as of March 31, 2017, to approximately $631 billion as of March 31, 2021, representing a CAGR of approximately 20%. Our AUA clients are predominately large institutional investors with 44% of AUA related to public pension funds and 27% related to sovereign wealth funds. Our AUA is diversified across geographies with approximately 51% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2017.

AUA
$700
$600
$500
$400
$300
$200
$100
$0
$ (Billions)
$300
$397
$422
$434
$631
2017
2018
2019
2020
2021
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
As of March 31, 2021, our fee-earning AUM was approximately $42 billion compared to $88 billion in AUM. The difference is due primarily to $29 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by $2 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $19 billion is non fee-earning AUM, which includes accounts that earn fees as discretionary AUM is invested or considered active as well as accounts past their fee-earning period.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2017.

Fee-Earning AUM
$ (Billions)
$50
$45
$40
$35
$30
$25
$20
$15
$10
$5
$0
$9
$18
$10
$21
$11
$22
$14
$25
$16
$26
2017
2018
2019
2020
2021
(As of the fiscal year end March 31)
Customized Separate Accounts
Specialized Funds

    * Amounts may not foot due to rounding
Our Clients
Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
As of March 31, 2021, our client and investor base included over 500 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and families. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 4% of management and advisory fee revenues. Approximately 51% of our fiscal 2021 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our revenue base is recurring and, based on the long-term nature of our funds as well as long-term relationships with many of our clients, provides highly predictable cash flows. For the year ended March 31, 2021, our top 10 clients generated approximately 19% of management and advisory fee revenues, and our top 20 clients generated approximately 28% of management and advisory fee revenues.

Sales and Marketing
Our business development group consists of employees around the world, including in the United States, United Kingdom, Hong Kong, Japan, Singapore, South Korea, Brazil, Israel, Australia, Canada and Germany. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in less developed private equity markets such as Asia and Australia. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we use third-party distributors in Asia and Latin America (other than Brazil).
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
Fees and Other Key Contractual Terms
Customized Separate Accounts
We enter into written contracts with each of our customized separate account clients. Within agreed-upon investment guidelines, we generally have full discretion to buy, sell or otherwise effect investment transactions involving the assets in the account, in the name and on behalf of the client, although in some cases certain clients have the right to veto investments. Our discretion generally includes decisions related to, among other matters: voting securities; entering into, amending and terminating contracts; commencing, settling or discontinuing claims or actions; exercising options, conversion or subscription rights; whether to join, dissent from or oppose the reorganization, recapitalization, liquidation, merger, sale, mortgage, pledge or lease of any securities or other property constituting a part of the committed capital; depositing the committed capital with any protective, reorganization or similar committee and paying expenses of such committees and assessments on deposits with them; entering into brokerage accounts in the name of the client; and generally taking or refraining from taking any other action related to the investment or reinvestment of the committed capital. The discretion to invest committed capital generally is subject to investment guidelines established by our clients or by us in conjunction with our clients.
Fees. While the specific terms of our contracts vary significantly from client to client, generally our customized separate account clients are charged asset-based fees annually on committed or net invested capital and/or net asset value. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. For some customized separate accounts, we charge clients annual fixed fees, and, in certain cases, we earn an incentive fee based on realized gains, particularly when the investment strategies include secondary investments and direct/co-investments. In certain cases, we also provide advisory and/or reporting services and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts, and therefore we also receive incentive fees based on realized gains of investments in our specialized funds and/or management fees under the terms of such funds. We generally reduce the management and/or incentive fees on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
Duration and Termination. Customized separate account contracts have varying durations of up to 12 years or indefinite terms, and typically can be terminated by our clients for any reason generally upon 30 to 90 days’ notice or can only be terminated for specified reasons. Some contracts provide for termination on shorter or longer notice. Some contracts provide for penalty fees to be paid to us if termination occurs before the end of the stated term in the absence of cause. For contracts that provide for incentive fees based on realized gains, we typically retain the right to continue receiving those fees after termination with respect to existing investments at time of termination. See “Risk Factors—Risks Related to Our Business—Customized separate account and advisory account fee revenue is not a long-term contracted source of revenue and is subject to intense competition” included in Part I, Item 1A of this Form 10-K.
Structure. Our customized separate accounts are often structured through contractual arrangements involving an investment management agreement between us and the client. Alternatively, at the client’s request, we will establish a separate investment vehicle, generally structured as a limited partnership with the client as the sole limited partner and a wholly owned subsidiary of HLA as the general partner. Such limited partnerships are typically formed in Delaware or a non-U.S. jurisdiction, such as the Cayman Islands or Luxembourg, in accordance with the client’s specifications. In certain cases, we have formed investment vehicles utilizing other forms, including Delaware limited liability companies, Cayman unit trusts and/or Luxembourg companies. Our capital commitment to such an investment vehicle is generally 1% of total capital commitments but in certain cases may be higher or lower. We manage these investment vehicles under an investment management agreement between the investment vehicle entity and us, and we manage all aspects of the vehicles, utilizing the services of third parties as needed, including administrators and custodial banks.
Specialized Funds
Since 1997, we have sponsored 29 primary funds, five secondary funds, eight direct/co-investment funds, six strategic opportunities funds, one social and environmental impact fund and one Small Business Investment Company fund. The terms of each fund vary. We have described below the key terms of these funds.
In addition, we sponsor funds designed to provide investors periodic liquidity, which primarily invest in secondaries and direct/co-investments (the “evergreen funds”). One evergreen fund is marketed to investors outside of the United States on a private placement basis, and in the United States, we offer a similar vehicle for U.S. investors, which is registered under the Securities Act and as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
For each of our secondary funds, direct/co-investment funds, strategic opportunity funds and evergreen funds, we generally earn carried interest equal to a fixed percentage of net profits, subject to a compounded annual preferred return that varies based on fund type. In our secondary funds, we generally earn carried interest on a full-return basis. In the case of certain of our direct/co-investment funds, strategic opportunity funds and evergreen funds, we earn carried interest on a deal-by-deal basis.
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
Duration, Redemption and Termination. Our specialized funds, other than our strategic opportunities funds and evergreen funds, generally terminate 10 to 14 years after either the first or last date on which a limited partner is admitted to the fund, or, in the case of certain funds, terminate on a specified anniversary date. Our main primary, secondary and direct/co-investment funds have an average term of approximately 12 years. Certain of our strategic opportunities funds terminate five years after the last date on which a limited partner may be admitted to the fund. Our funds are generally subject to extension for up to two years at the discretion of the general partner and thereafter if consent of the requisite majority of limited partners or, in some cases, the fund’s advisory committee is obtained. Our evergreen funds do not have a fixed term.

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
Distribution management clients are charged basis point fees on either the net proceeds received from the sale of their securities or the aggregate amount of a client’s managed assets and vary depending on whether the account is for managed liquidation or active management services. Alternatively, active management clients may elect an incentive fee structure under which they are charged an asset-based fee plus an incentive fee based on net realized and unrealized gains and income net of realized and unrealized losses. The incentive fee is then credited to a notional account, and we are entitled to a fixed percentage of any positive balance in the notional account on an annual basis. The remaining portion of any positive balance in the notional account is carried forward to the following year. If the incentive fee calculation results in a negative amount in a given year, that amount is applied to reduce the balance in the notional account. We are not required to repay any negative balance in the notional account.
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
Intellectual Property
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. We believe that the “Hamilton Lane” trade name, logo and website are material to our operations.
We have entered into licensing agreements with other companies for several of our technology solutions, including Black Mountain and iLevel, which expire in 2021 and 2025, respectively. The iLevel license will automatically renew for additional one-year periods thereafter, unless terminated by either party.
Legal and Compliance
Our general counsel reports to our chief executive officer. Our attorneys are embedded in our legal corporate, customized separate accounts, commingled funds and investment teams. Most of our customized separate account clients and certain of our advisory clients rely on us to review, analyze and negotiate the terms of the documents relating to primary, secondary and direct/co-investments. Working together with our investment teams, our attorneys negotiate directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct/co-investments. Our attorneys also review and make recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our legal team is responsible for preparing, reviewing and negotiating all documents relating to the formation and operation of our funds. We utilize the services of outside counsel as we deem necessary.
Our compliance team is led by our chief risk officer, who reports to our chief executive officer. Our chief risk officer has day-to-day management responsibility for the compliance team. The compliance team is responsible for operational due diligence and overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton Lane Securities, LLC, our SEC- and FINRA-registered broker-dealer affiliate through which we offer interests in our specialized funds.
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
Most of our customized separate accounts and specialized funds are not registered under the Investment Company Act because we generally only form customized separate accounts for, and offer interests in our specialized funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act.
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
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union (“EU”), the European Economic Area (“EEA”), the individual member states of each of the EU and EEA, Australia, Canada, Hong Kong, Israel, Japan, Singapore, South Korea and the United Kingdom (“U.K.”), we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements.
The application of some of these requirements and regulations to our business will likely change in connection with the exit of the U.K. from the EU (“Brexit”), which became official in January 2020. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority could potentially lose “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts rely upon for access to markets throughout the EU. In preparation for this, we worked with a third-party alternative investment fund manager (“AIFM”) based in Luxembourg to replace, prior to Brexit, our U.K.-based AIFM for our funds and certain customized separate accounts for the EU. We are also in the process of obtaining a MiFID II license for one of our EU-based (non-U.K.) subsidiaries in the event that the MiFID II license currently held by our U.K.-based subsidiary is no longer valid after Brexit. While we believe that taking these steps will help to ensure that we are able to continue to conduct business in the U.K. and the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected by, among other things, the legal status of the U.K. in relation to the EU, the political conditions in the U.K., the trade relations of the U.K. vis-à-vis other countries and the economic outlook in the U.K. See “Risk Factors—Risks Related to Our Business—Operational risks and data security breaches may disrupt our business, result in losses or limit our growth”, “Risk Factors—Risks Related to Our Business—Our international operations are subject to certain risks, which may affect our revenue” and “Risk Factors—Risks Related to Our Industry—Regulation of investment advisors outside the United States could adversely affect our ability to operate our business.” included in Part I, Item 1A of this Form 10-K for more information on the risks we face in connection with Brexit.
Employees
Our Culture and Focus on Diversity, Equity & Inclusion
We believe diversity and inclusion are a core part of our corporate mission to enrich lives and safeguard futures, and we leverage our status as a global leader in the private markets to promote diversity and inclusion to the benefit of employees, clients, the community and our industry overall. Our organization is focused on acting with integrity, pursuing excellence in all that we do and promoting equity and inclusion from within. This starts with a commitment to our employees to create a workplace environment where they can thrive both professionally and personally, and where our employees feel comfortable bringing their whole selves to the workplace.
Formed in 2016, our Diversity, Equity & Inclusion Council (“DE&I Council”) aims to raise awareness about the importance and benefits of fostering an inclusive work environment and culture. We know that smart teams do great things, but diverse teams can do truly incredible things, and the way to affect change is to help create it. That is why in 2020 we announced the adoption of a new corporate value, “Promoting Equity and Inclusion from Within.”
We believe that our strong culture is a key factor driving our success in developing and maintaining high-quality relationships with current/prospective employees, clients, prospects, business partners and the communities within which we live and work. In early 2021, we became a signatory to the Institutional Limited Partners Association’s newly announced Diversity in Action Initiative. This effort focuses on foundational actions that limited partner and general partner organizations are taking to advance diversity, equity and inclusion, both internally and throughout the industry more broadly. With approximately 450 employees worldwide as of March 31, 2021, we are proud that our culture has been recognized annually by Pensions & Investments (“P&I”) magazine, a leading investment publication, as a “Best Place to Work in Money Management” since P&I created their list in 2012. We are one of just five firms to hold this distinction. In addition, Hamilton Lane has been recognized by the Central Penn Business Journal as a “Best Place to Work in Pennsylvania,” also for the last nine consecutive years.
Talent Acquisition and Retention
In 2020, our Human Resources Department, in conjunction with the firm’s DE&I Council, introduced a new strategic plan aimed at expanding upon existing efforts to intentionally embed diversity, equity and inclusion into the fabric of the firm’s values, culture, and recruiting and retention practices. The plan outlines enhanced recruiting and retention efforts, including an emphasis on ongoing training, accountability and inclusivity.
As of March 31, 2021, 51% of our employees were minorities or women and 48% of departments were led by minorities or women. As of March 31, 2021, approximately 40% of our employees were women and 32% of senior leadership roles were held by women. In recognition of our efforts, we were designated by the Private Equity Women Investor Network as International LP of the Year for 2020. This award is given annually to an outstanding institutional limited partner who has demonstrated a commitment to encouraging and supporting female investors in the private equity industry.
We believe that our culture and commitment to fostering a truly diverse workforce will continue to play an important role in supporting our future growth.
Employee Engagement
In addition to our recruiting and retention efforts, we recognize that a true commitment to diversity requires a proactive and multi-faceted approach. We have multiple employee-led programs designed to help our colleagues with skill development, career progression and work-life balance, as well as to facilitate open dialogues around important topics such as race, inclusion and social justice. Furthermore, employees have the opportunity to participate in our formal Mentoring Program, which is designed to help less tenured employees foster relationships with more experienced colleagues and/or peers in different departments with the goal of enhancing professional and personal development and growth.
In addition to formalizing a diversity, equity and inclusion strategy with clear objectives and aspirations for increasing the diversity of our workforce, we focused on a number of other human capital initiatives during fiscal 2021. For example, we completed the implementation of pay-for-performance, which involved the introduction of a common set of job competencies providing each individual job profile with a clear understanding of expectations for the role, a new performance measurement and reporting process, a standardized compensation structure and various training modules to facilitate these transitions. Finally, we completed the final implementation phase of a software program for financial management and human capital management, which provides a platform to deliver our human capital processes, allowing enhanced data analysis, better controls through trackable and auditable transactions, and employee and manager self service.
Our success is because of our people, our colleagues across the globe who bring their authentic selves to work every day. We are not only private markets specialists, but we are artists, musicians, athletes, parents and so much more. It is that intersection of experiences that drives our culture and our unique spirit of competition that inspires innovation. Together, we believe diverse perspectives lead to informed decisions; decisions designed to benefit our clients, our employees and our competitive edge.
New Corporate Headquarters — LEED and Fitwel Certifications
In addition to the efforts noted above, we are pursuing both LEED (Leadership in Energy and Environmental Design) and Fitwel certifications for our new corporate headquarters office building in Conshohocken, Pennsylvania. The LEED certification demonstrates the value we place on locating our headquarters in an energy and resource-efficient building. The Fitwel certification demonstrates our commitment to the health and wellness of our employees. It focuses on increasing physical activity, providing healthy food options, promoting safety and contributing to the overall physical and mental wellbeing of those who work in the building. The office will offer increased spaces designated for personal wellness, mental health and well-being and employee connectivity.
Compensation and Benefits
In order to make working at Hamilton Lane an attractive proposition for current and prospective employees, we have developed a comprehensive total rewards compensation program. The elements of this program are designed to recognize and reward individual performance and recognize contributions that align with and drive positive business results. We believe that a compensation system that incentivizes actions that grow stockholder value closely aligns our employees with the interests of our stockholders. To further align their interests with those of investors in our funds, certain of our employees also have the opportunity to make investments in certain of our funds.
We offer a market-based mix of compensation elements, including:
•base salary;
•annual discretionary incentive bonuses consisting of both cash and equity;
•long-term equity incentives;
•a carried interest plan; and
•competitive health and wellness benefits.

The particular mix and weighting of elements varies depending on the functional area and level of seniority within our organization. We adjust the individual elements of compensation as needed to effectively compete for talent in the jurisdictions in which we do business and to comply with local law. We believe a blend of variable and longer-term components further attracts and incentivizes talent, provides an overall compensation package that is competitive with the market and encourages retention of top performers.
Our health and wellness benefits include 16 weeks of fully paid parental leave plus one additional week to be used on demand, regardless of gender identity, lactation and milk shipping services, assisted reproductive technology and adoption support, back-up child, elder and self-care, mental health services and a number of financial wellness benefits including our Employee Share Purchase Plan, as amended, through which employees can purchase shares of our Class A common stock at a discounted price.
Available Information
Our website is located at www.hamiltonlane.com, and the Shareholders page of our website is located at http://ir.hamiltonlane.com. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on the Shareholders page of our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on the Shareholders page of our website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of the Shareholders page of our website. Investors and others can receive notifications of new information posted on the Shareholders page of our website in real time by subscribing to email alerts. We also make certain corporate governance documents available on the Shareholders page of our website, including board committee charters and our code of conduct and ethics.
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
We seek to maintain excellent relationships with general partners and managers of investment funds, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide direct/co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and direct/co-investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers and intermediaries.
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
 Our subsidiaries that serve as the general partners of or advisors to our specialized funds and customized separate accounts have fiduciary and contractual obligations to the investors in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties. As a result, we may take actions with respect to the allocation of investments among our specialized funds and customized separate accounts (including funds and accounts that have different fee structures), the purchase or sale of investments in our specialized funds and customized separate accounts, the structuring of investment transactions for those specialized funds and customized separate accounts, the advice we provide or other actions in order to comply with these fiduciary and contractual obligations. In addition, because most of our senior management and other professionals hold most of their economic interests in us through HLA and certain of its affiliates, which are not subject to U.S. federal and state entity-level income taxes, and our Class A common stockholders hold their interests through Hamilton Lane Incorporated, which is subject to entity-level taxation as a corporation in the United States, conflicts relating to the selection and structuring of investments or other matters may arise between senior management and our other professionals, on the one hand, and the Class A stockholders of Hamilton Lane Incorporated, on the other hand.
Our ability to retain our senior management team and attract additional qualified investment professionals is critical to our success.
Our success depends on our ability to retain our senior management team and to recruit additional qualified investment, sales and other professionals. However, we may not be successful in our efforts to retain our senior management team, as the market for investment professionals is extremely competitive. The individuals that comprise our senior management team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss of any one of our senior management team could adversely affect certain client relationships or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, the governing agreements of our specialized funds typically require the suspension of the commitment period if, depending on the fund, between two and ten designated members of our senior management team cease to devote sufficient professional time to or cease to be employed by HLA, often called a “key man event,” or in connection with certain other events. The occurrence of a key man event could also affect investment periods under our limited partnership agreements. Any change to our senior management team could materially and adversely affect our business, financial condition and results of operations.
We intend to expand our business and may enter into new lines of business, geographic markets or strategic partnerships, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenue from asset management and advisory services. However, we may grow our business by offering additional products and services, by entering into new lines of business, by entering into, or expanding our presence in, new geographic markets and by entering into selected strategic partnerships. Entry into certain lines of business or geographic markets or the introduction of new types of investment structures, products or services could increase our operational costs and may also subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, which may lead to increased litigation and regulatory risk. For example, we have recently undertaken business initiatives to reach an increasing number of retail investors, which exposes us to greater levels of risk, including heightened litigation, regulatory enforcement and reputational risks. We have also launched our first SPAC, Hamilton Lane Alliance Holdings I, Inc. (“HLAH”), with the goal of raising additional SPACs in the future, depending on market and other conditions. HLAH is sponsored by a wholly-owned subsidiary of HLA that will assist in identifying and effectuating a merger between HLAH and a target company. We view the sponsorship of SPACs as an extension of our pre-existing investment activities, but participation in the SPAC market exposes us and our affiliates to additional risks, including heightened litigation, regulatory enforcement and reputational risks as well as the potential loss of our investment if a suitable target company is not identified for the initial business combination within the prescribed timeframe.
To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, that we do not have the required investment of capital and other resources and that we could potentially lose clients due to the perception that we are no longer focusing on our core business. We also may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.
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
For our specialized funds and customized separate accounts that charge fees based on invested capital, such a decline in the pace of investments may reduce our revenue more acutely. In addition, fees based on invested capital may create an incentive to make investments earlier in the specialized fund’s or customized separate account’s life than it otherwise would if fees were charged based purely on capital commitments, which has more predictability for revenues.
Our indebtedness may expose us to substantial risks.
We maintain a Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), a Multi-Draw Term Loan and Security Agreement (as amended, the “Multi-Draw Term Loan Agreement”)

and a Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement” and, together with the Term Loan Agreement and the Multi-Draw Term Loan Agreement, the “Loan Agreements”) with First Republic Bank (“First Republic”). The Term Loan Agreement matures on July 1, 2027, the Revolving Loan Agreement matures on March 24, 2023 and the Multi-Draw Term Loan Agreement matures on July 1, 2030. For more information on our Loan Agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreements”.
We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Further, there is no guarantee that we will be able to obtain new borrowings or refinance existing borrowings on favorable terms when they mature. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could materially and adversely affect our business, financial condition and results of operations.
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
There can be no assurance that we will be able to maintain leverage levels in compliance with the financial covenants included in the Loan Agreements. These restrictions may limit our flexibility in operating our business, and any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default. Our obligations under the Loan Agreements are secured by substantially all of our assets. In the case of an event of default, creditors may exercise rights and remedies, including the rights and remedies of a secured party, under such agreements and applicable law, which could materially and adversely affect our business, financial condition and results of operations. For more information on our Loan Agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreements”.
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
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, and, in the case of rising interest rates, decrease the value of fixed-rate debt investments made by our funds. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing on favorable terms, or at all, at the end of their respective terms. Finally, limitations on the deductibility of interest expense on indebtedness used to finance our specialized funds’ investments reduce the after-tax rates of return on the affected investments and make it more costly to use debt financing. See “—Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.” Any of these factors may have an adverse impact on our business, results of operations and financial condition.
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
Our business is exposed to the risk that clients that owe us money for our services may not pay us. We believe that this risk could potentially increase due to the coronavirus (“COVID-19”) pandemic. Also, if investors in our specialized funds and certain customized separate accounts default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in most of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund may adversely affect our revenues.
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
There is a risk that our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of laws, obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these laws, obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us. Our business also often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to engage in fraudulent activity, violate regulatory standards or improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. The pervasiveness of social media, coupled with increased public focus on the externalities of activities unrelated to the business, could further magnify the reputational risks associated with negative publicity. It is not always possible to detect or deter misconduct, and the extensive precautions we take that seek to detect and prevent undesirable activity may not be effective in all cases. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of misconduct, our business and our reputation could be materially and adversely affected. Further, we are subject to the risk that our service providers may default on their contractual obligations to us, which could result in significant disruption to our operations and ability to serve our clients. See “—Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.”

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
The exercise of redemption or repurchase rights by investors in our evergreen funds may adversely affect our revenues.
Certain of our specialized funds contain investor liquidity features. While these features are subject to certain limitations, and such funds maintain multiple sources of liquidity to fund potential redemption or repurchase requests, multiple and sustained requests could exhaust these sources of liquidity and create pressure to dispose of investments by such funds sooner than anticipated to satisfy such redemption requests. The investments of such funds are generally illiquid in nature and disposing of such investments within the necessary timeframe could reduce the price at which counterparties are willing to transact. In most cases, transferring such investments requires the consent of a third-party sponsor, and, if such sponsors are unwilling to consent, a fund may need to liquidate a less desirable investment as an alternative. Such accelerated disposition could reduce or eliminate our potential carried interest associated with such investment, and the reduction in such fund’s NAV resulting from the redemption or repurchase would reduce the management fees payable to us.
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
We may pursue investment opportunities that have unusually complex business, regulatory and/or legal aspects to them. Some of our investments may be structured as an investment in which we only acquire a minority interest or in which two or more investors serve together or collectively as equity sponsors, which generally means that any governance rights must be shared with the other investors. Accordingly, decisions relating to the investment may be made by third parties, which could have a material adverse effect on the returns achieved by us on the investment. Complexity presents risks, as such transactions can be more difficult, expensive and time-consuming to finance and execute, it can be more difficult to manage or realize value from the assets acquired in such transactions and such transactions sometimes involve a higher level of regulatory scrutiny or a greater risk of contingent liabilities. Any of these risks could materially and adversely affect our business, financial condition and results of operations.

Our specialized funds and customized separate accounts may face risks relating to undiversified investments.
We cannot give assurance as to the degree of diversification that will be achieved in any of our specialized funds or customized separate accounts. Difficult market conditions or slowdowns affecting a particular asset class, industry, geographic region or other category of investment could have a significant adverse impact on a given specialized fund or customized separate account if its investments are concentrated in that area, which would result in lower investment returns. Accordingly, a lack of diversification on the part of a specialized fund or customized separate account could adversely affect its investment performance and, as a result, our business, financial condition and results of operations.
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
Before making or recommending investments for our clients, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important, complex, and sometimes evolving, business, financial, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful.
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
In addition, a substantial portion of our specialized funds are funds-of-funds, and therefore we are dependent on the due diligence investigation of the general partner or direct/co-investment partner leading such investment. We have little or no control over their due diligence process, and any shortcomings in their due diligence could be reflected in the performance of the investment we make with them on behalf of our clients. Poor investment performance could lead clients to terminate their agreements with us and/or result in negative reputational effects, either of which could materially and adversely affect our business, financial condition and results of operations.
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
Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We, our employees and certain of our third-party service providers have been and expect to continue to be the target of “phishing” attacks, and the subject of impersonations and fraudulent requests for money, and other forms of activities. Further, the majority of our employees globally have been working remotely in accordance with local government guidance and social distancing recommendations related to the COVID-19 pandemic, which could introduce operational risks, including heightened cybersecurity risk. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the EU. See “—Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” Some jurisdictions have also enacted laws requiring companies to notify individuals and governmental agencies of data security breaches involving certain types of personal data. Breaches in security could potentially jeopardize our, our employees’ or our clients’ or counterparties’ confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we experience a cybersecurity incident, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems, technology, administration, payroll, tax, legal and compliance matters and for the administration of certain of our funds. Their inability or failure to perform as expected or in accordance with the terms of their engagements with us could have a material adverse effect on the operation of our business. These third-party service providers could also experience any of the above cybersecurity threats, fraudulent activities or security breaches, and as a result, unauthorized individuals could improperly gain access to our confidential data. Any interruption or deterioration in the performance of these third parties, cybersecurity incidents involving these third parties or failures of their information systems and technology could impair the quality of our funds’ operations, affect our reputation and adversely affect our business, financial condition and results of operations.
Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Our compliance obligations include those relating to state laws, such as the California Consumer Privacy Act (“CCPA”), which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the GDPR, which applies to all organizations processing or holding personal data of EU data subjects (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. Penalties for non-compliance can be material. Serious breaches of the GDPR include fines on companies of up to the greater of €20 million or 4% of global group turnover in the preceding year, regulatory action and reputational risk. Our business is subject to many privacy laws in addition to the CCPA and GDPR. In addition, some countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost, complexity and regulatory enforcement risk of delivering our services. There are currently a number of proposals pending before federal, state, and foreign legislative and regulatory bodies.
While we have taken various measures to help ensure that our policies, processes and systems are in compliance with our obligations, our potential liability remains, particularly given the continued and rapid development of privacy laws and regulations around the United States and the world, varied requirements from jurisdiction to jurisdiction, increased enforcement action and significant monetary penalties. Any inability, or perceived inability, to adequately address privacy concerns, or comply with applicable laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of client confidence and other reputational damage. Furthermore, as new privacy-related laws and regulations are implemented, the time and resources needed for us to seek compliance with such laws and regulations continues to increase.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our clients, or make investment recommendations to our clients, that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Substantial legal or regulatory liability could materially and adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.
We are subject to increasing scrutiny from clients, investors and regulators with respect to ESG costs of investments made by our specialized funds, which may constrain investment opportunities for our specialized funds and adversely affect our ability to raise capital from such clients and investors.
In recent years, certain clients and investors have placed increasing importance on ESG implications of investments made by private equity and other funds to which they commit capital. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, clients and investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Clients’ and investors’ increased focus and activism related to ESG and similar matters may constrain our investment opportunities. In addition, clients and investors may decide to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the ESG cost of investments made by our specialized funds. To the extent our access to capital from such clients and investors is impaired, we may not be able to maintain or increase the size of our specialized funds or raise sufficient capital for new specialized funds, which may adversely affect our revenues.
In addition, ESG matters have been the subject of increased focus by certain regulators in the United States and EU. As a result of these legislative initiatives, we may be required to provide additional disclosure to investors in our specialized funds with respect to ESG matters, and we and our specialized funds may be subject to enhanced regulatory scrutiny for compliance with any regulatory requirements.
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
In addition, in January 2020, the U.K. withdrew from the European Union, and the transition period during which the U.K. was treated as a member of the EU ended December 31, 2020. Our business may be adversely affected by Brexit due to, among other things, disruption of the free movement of goods, services, capital, and people between the U.K. and the EU as well as potential changes to the legal and regulatory environment in the region. Furthermore, as a result of Brexit, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority are no longer able to avail themselves of passporting rights under certain EU directives (such as the AIFMD and MiFID II) to provide services and perform activities in the U.K. and other parts of Europe. This may have an adverse impact on our results including the cost of, risk to, manner of conducting, and location of, our European business and our ability to hire and retain key staff in Europe. This may also adversely impact the markets in which we operate; the funds we manage or advise; our fund investors and our ability to raise capital from them; and ultimately the returns that may be achieved. While we have taken measures designed to allow us to continue to conduct our business in both the U.K. and the EU, Brexit may increase our cost of conducting business, interfere with our ability to market our products and provide our services and generally make it more difficult for us to pursue our objectives in the region.
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
Difficult or volatile market and geopolitical conditions can adversely affect our business and the investments made by our specialized funds, customized separate accounts and advisory accounts in many ways.
Our business and the performance of investments made by our specialized funds, customized separate accounts and advisory accounts can be materially affected by difficult or volatile financial market and geopolitical conditions and events throughout the world that are outside our control, including rising interest rates, inflation, the availability of credit, changes in laws, trade barriers, public health crises, civil unrest, trade conflicts, war or threat of war, terrorism or political uncertainty. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them.
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
Our business could generate lower revenue in a general economic downturn or a tightening of global credit markets. A general economic downturn or tightening of global credit markets may result in reduced opportunities to find suitable investments and make it more difficult for us, or the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios and a decrease in incentive fee revenue. Any reduction in the market value of the assets we manage will not likely be reported until one or more quarters after the end of the applicable performance period due to an inherent lag in the valuation process of private markets investments. This can result in a mismatch between stated valuation and current market conditions and can lead to delayed revelations of changes in performance and, therefore, delayed effects on our clients’ portfolios. If our clients reduce their commitments to make investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, our revenue or net income could decline as a result of lower fees being paid to us. Further, if, due to the lag in reporting, their decision to do so is made after the initial effects of a market downturn are felt by the rest of the economy, the adverse effect we experience as a result of that decision could likewise adversely affect our results of operations on a delayed basis.
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
Volatility and disruption in the equity and credit markets, whatever the cause, could also adversely affect the portfolio companies in which private markets funds invest, which, in turn, would adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts. For example, the lack of available credit or the increased cost of credit may materially and adversely affect the performance of funds that rely heavily on leverage such as leveraged buyout funds. Disruptions in the debt and equity markets may make it more difficult for funds to exit and realize value from their investments, because potential buyers of portfolio companies may not be able to finance acquisitions and the equity markets may become unfavorable for IPOs. In addition, the volatility will directly affect the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the valuation of the investments of our specialized funds, customized separate accounts and advisory accounts. Any or all of these factors may result in lower investment returns.
The global financial markets continue to experience volatility and disruption due to the COVID-19 pandemic, and any economic recovery will likely be uneven and characterized by meaningful dispersion across sectors and regions. There can be no assurance that initiatives taken by governmental authorities designed to strengthen and stabilize the economy and financial markets will be successful, and there is no way to predict the ultimate impact of the disruption or the effect that these initiatives will have on the performance of our specialized funds, customized separate accounts or advisory accounts. See “—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and may adversely impact our financial condition and results of operations.”

The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and may adversely impact our financial condition and results of operations.
The outbreak of the COVID-19 pandemic in early 2020 led much of the world to institute stay-at-home orders, restrictions on travel, transportation, education, production of goods, provision of services, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation and other restrictions on businesses and their operations in an effort to slow the transmission of the virus. These restrictions have adversely impacted global commercial activity and contributed to significant disruption and uncertainty in the global financial markets. While restrictions have been relaxed or lifted in many jurisdictions in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains, and jurisdictions may reimpose them in an effort to mitigate risks to public health, especially if more infectious strains of the virus spread. Although a number of vaccines have been developed, the timing of widespread global vaccination is uncertain and these vaccines may be less effective against new, mutated strains of the virus, potentially leading people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Given the amount of uncertainty regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on our business, but it has impacted, and may further impact, our business in various ways, including but not limited to the following:
•We operate our business and target investment opportunities globally, with clients and offices across North America, Europe, Asia-Pacific and the Middle East. The ability to easily travel and meet with prospective and current clients in person helps build and strengthen our relationships with them in ways that telephone and video conferences may not always afford. Restrictions on travel and gatherings as well as stay-at-home orders mean that most of our client and prospect meetings are not currently taking place in person, and the vast majority of our employees are working from home. As a consequence, our ability to market our funds and raise new business has been impeded (which may result in lower or delayed revenue growth), it has become more difficult to conduct due diligence on investments (which can impede the identification of investment risks) and remote working by our employees during this period could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks.
•A slowdown in fundraising activity could result in delayed or decreased management fees compared to prior periods. In addition, investors may become restricted by their asset allocation policies to invest in new or successor funds that we provide, or may be prohibited by new laws or regulations from funding existing commitments. Further, the uncertainties brought about by the pandemic may cause investors to change their investment strategies or limit the amount of capital they are willing to commit, and that may additionally and negatively affect our ability to raise funds. We may also experience a slowdown in the deployment of our capital, which could also adversely affect our ability to raise capital for new or successor funds.
•Incentive fee revenue, which is typically volatile and largely unpredictable, has in the past and may in the future decrease as the ability of general partners to exit existing investments may be limited due to uncertainty in the global economic markets.
•While the market dislocation caused by COVID-19 would be expected to present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could impact revenue, particularly for specialized funds and customized separate accounts that charge fees on invested capital.
•Our liquidity and cash flows may be adversely impacted by declines in realized incentive fees and management fee revenues. As of March 31, 2021, we have adequate liquidity with $87 million in available cash and $35 million in availability under our Loan Agreements.

•Our specialized funds and customized separate accounts invest in industries that have been, and continue to be, materially impacted by the COVID-19 pandemic, including healthcare, travel, entertainment, hospitality and retail. Companies in these industries are facing operational and financial hardships resulting from the pandemic, and if conditions are volatile or do not improve, they could continue to suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of the investments and/or cause significant volatility in valuations. Underlying investments within our specialized funds and customized separate accounts reflect valuations determined as of December 31, 2020. Decreases in public markets and credit indices as well as decreases in current or future estimated performance of underlying portfolio companies in quarters ending after that date may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period.
•COVID-19 presents a threat to our employees’ well-being and morale. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. In addition to any potential impact of such extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being, particularly in the event they become sick after a return to the office. A prolonged period of remote work may also make it more difficult to integrate new employees and maintain our culture. Further, local COVID-19-related laws can be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us to increased risk of litigation for non-compliance.
•Regulatory oversight and enforcement has become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the volatility in the financial markets.
We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our portfolio investments, clients, counterparties, vendors and other business partners that may indirectly adversely affect us. The impact of COVID-19 may also exacerbate the other risks discussed in this Form 10-K.
Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.
Our business activities are subject to laws, rules and regulations with which we seek to comply. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our results of operations, financial condition, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. The recent change in presidential administrations increases the potential for legislative changes and regulatory reform and has led and will lead to leadership changes at a number of U.S. federal regulatory agencies with oversight over the U.S. financial services industry. This poses uncertainty with respect to such agencies’ policy priorities and may lead to increased regulatory enforcement activity in the financial services industry. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate, but they could make it more difficult for us to operate our business.

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
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. The new Biden administration has provided initial guidance on what U.S. tax law reforms the President would support. Among other things, the administration may pursue tax policies seeking to increase the corporate income tax rate, which could materially increase the amount of taxes we would be required to pay. The new administration has also proposed to increase individual ordinary and capital gains tax rates, which would increase the amount of tax distributions that HLA is required to pay to its members. See “—Risks Related to our Organizational Structure—In certain circumstances, HLA is required to make distributions to us and the direct and indirect owners of HLA, and the distributions that HLA will be required to make may be substantial.” Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
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
Our advisory and investment management businesses are subject to regulation in the United States, including by the Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), the Financial Industry Regulatory Authority and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Code, the Commodity Exchange Act, and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. The requirements imposed by our regulators under the Investment Advisers Act are designed primarily to ensure the integrity of the financial markets and to protect our clients and are not designed to protect our stockholders.

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
The Foreign Investment Risk Review Modernization Act significantly increased the types of transactions that are subject to the jurisdiction of the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS has the authority to review and potentially block or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments.
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
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.
Regulation of investment advisors outside the United States could adversely affect our ability to operate our business.
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the U.K., the EU, the EEA, certain of the individual member states of each of the EU and EEA, Australia, Canada, Hong Kong, Israel, Singapore, South Korea and Japan, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, marketing activities, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
In the EU, the MiFID II requires, among other things, all MiFID II investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of U.K.’s departure from the EU. This is because the U.K. is both: (i) no longer generally required to transpose EU law into U.K. law and (ii) has transposed certain EU legislation into U.K. law subject to various amendments and subject to the U.K. Financial Conduct Authority’s oversight rather than that of EU regulators. Taken together, this could result in divergence between the U.K. and EU regulatory frameworks. Outside the U.K. and EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.
It is expected that additional laws and regulations will come into force in the U.K., EEA, the EU, and other countries in which we operate over the coming years. Regulation (EU) 2019/2033 on the prudential requirements for investment firms (“IFR”) and Directive (EU) 2019/2034 on the prudential supervision of investment firms (“IFD”) entered into force on December 25, 2019, although many parts of the IFR and IFD will not apply until June 26, 2021. Together, the IFR and IFD will introduce a new prudential regime for those of our EU investment firms that are subject to MiFID II, including new requirements, such as general capital requirements, liquidity requirements, remuneration requirements, requirements to conduct internal capital adequacy assessments and additional requirements on disclosures and public reporting. The legislation could hinder our ability to deploy capital as freely as we would wish and to recruit and incentivize staff. Different and extended internal governance, disclosure, reporting, liquidity and group “prudential” consolidation requirements (among other things) could also have a material impact on our EU-based operations. Further, the U.K.’s departure from the EU and the potential resulting divergence between the U.K. and EU regulatory frameworks may result in additional complexity and costs in complying with regulations across both the U.K. and EU. The U.K. is also proposing to introduce a new prudential regime for investment firms that are subject to MiFID II (as implemented in the U.K.), to take effect on January 1, 2022. The exact impact of the new U.K. prudential regime is currently uncertain. In addition, there may be changes to the AIFMD regime and also further regulation adopted, which may impact those parts of our business operating within the EU.
These laws and regulations, and any changes in them, may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from investors. In addition, Brexit may have adverse economic, political and regulatory effects on the operation of our business. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.
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
Although the majority of our board of directors consists of independent directors, we have elected to rely on these exemptions and expect to continue to do so. As a result, our directors are not nominated or selected by independent directors and our compensation committee does not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
HLA is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including us. Pursuant to the HLA Operating Agreement, HLA makes pro rata cash distributions, or tax distributions, to the members, including us, calculated using an assumed tax rate, to help each of the members to pay taxes on such member’s allocable share of taxable income. Under applicable tax rules, HLA is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions are based on an assumed tax rate that is the highest possible rate applicable to any member, HLA is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that HLA would have paid if it were taxed on its net income at the assumed rate. The pro rata distribution amounts will also be increased if and to the extent necessary to ensure that the amount distributed to HLI is sufficient to enable HLI to pay its actual tax liabilities and its other expenses and costs (including amounts payable under the tax receivable agreement).
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

We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either Hamilton Lane Incorporated or HLA is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. HLA does not have significant assets other than its equity interests in certain wholly owned subsidiaries, which in turn have no significant assets other than general partner interests in the specialized funds we sponsor. These wholly owned subsidiaries are the sole general partners of the funds and are vested with all management and control over the funds. We do not believe the equity interests of HLA in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the funds are investment securities. Hamilton Lane Incorporated’s unconsolidated assets consist primarily of cash, a deferred tax asset and Class A units of HLA, which represent the managing member interest in HLA. Hamilton Lane Incorporated is the sole managing member of HLA and holds an approximately 67.2% economic interest in HLA. As managing member, Hamilton Lane Incorporated exercises complete control over HLA. As such, we do not believe Hamilton Lane Incorporated’s managing member interest in HLA is an investment security. Therefore, we believe that less than 40% of Hamilton Lane Incorporated’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe Hamilton Lane Incorporated is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
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

Because most members of our senior management team hold most of their economic interest in HLA through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.
Because most members of our senior management team hold most of their economic interest in HLA directly through holding companies and other vehicles rather than through ownership of shares of our Class A common stock, they may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior management team have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.
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
The approximately 17.6 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders will be eligible for resale from time to time, subject to certain exchange timing and volume and Securities Act restrictions.
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

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties
In June 2021, we expect to move our corporate headquarters and principal offices from Bala Cynwyd, Pennsylvania to 110 Washington Street, Suite 1300, Conshohocken, Pennsylvania 19428. We entered a lease agreement for the Conshohocken space in October 2019. The lease for our former headquarters space at One Presidential Boulevard in Bala Cynwyd expires in December 2021, or sooner if a replacement tenant is found. Once we move to Conshohocken, we will no longer operate out of Bala Cynwyd. We also lease additional office space in Denver, Frankfurt, Hong Kong, London, Miami, New York, Portland (Oregon), San Diego, San Francisco, Scranton (Pennsylvania), Seoul, Singapore, Sydney, Herzliya, Israel (a suburb of Tel Aviv), Tokyo and Toronto. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
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

Holders of Record

As of May 25, 2021, there were four stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of May 25, 2021, there were 32 stockholders of record of our Class B common stock.

Dividend Policy
We declared a quarterly dividend of $0.3125 per share of Class A common stock to record holders in each quarter of fiscal 2021. On May 27, 2021, we declared a quarterly dividend of $0.35 per share of Class A common stock to record holders at the close of business on June 15, 2021. The payment date will be July 7, 2021. We do not pay dividends on our Class B common stock.
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
Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on March 1, 2017 (the date our Class A common stock began trading on Nasdaq) through March 31, 2021, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 1, 2017, and dividends reinvested in the security or index.
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

	3/1/17	3/31/17	3/31/18	3/31/19	3/31/20	3/31/21
Hamilton Lane Incorporated	$100.00	$103.61	$211.93	$253.14	$327.52	$533.89
S&P 500	100.00	98.75	112.54	123.22	114.62	179.19
Dow Jones US Asset Managers Index	100.00	96.85	120.71	101.29	86.49	150.63

Issuer Purchases of Equity Securities

The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2021	48	$78.05	—	$50,000,000
February 1-28, 2021	—	$—	—	$50,000,000
March 1-31, 2021	69,403	$87.09	—	$50,000,000
Total	69,451	$87.08	—	$50,000,000
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

Item 6. Selected Financial Data

The following selected consolidated income statement data for the years ended March 31, 2021, 2020, and 2019 and the selected consolidated balance sheet data as of March 31, 2021 and 2020 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The following selected consolidated income statement data for the years ended March 31, 2018 and 2017, and the selected consolidated balance sheet data as of March 31, 2019, 2018 and 2017 are derived from our audited consolidated financial statements not included in this Form 10-K. This information should be read in conjunction with, and is qualified by reference to, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and the consolidated financial statements and notes thereto in Part II, Item 8 of this Form 10-K. The data presented below for periods before our IPO does not reflect the added costs we incur as a public company. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended March 31,
	2021	2020	2019	2018	2017
Income Statement Data	(in thousands, except per share amounts)
Revenues
Management and advisory fees	$289,444	$244,920	$217,773	$195,030	$172,674
Incentive fees	52,191	29,128	34,406	49,003	7,146
Total revenues	341,635	274,048	252,179	244,033	179,820
Total expenses	185,907	157,619	147,955	121,080	103,705
Total other income (expense)	37,474	24,315	25,333	16,677	(1,361)
Income before income taxes	193,202	140,744	129,557	139,630	74,754
Income tax expense	24,417	13,968	30,560	33,333	316
Net income	168,785	126,776	98,997	106,297	74,438
Less: Income attributable to non-controlling interests	70,763	65,951	65,424	88,956	73,826
Net income attributable to Hamilton Lane Incorporated	$98,022	$60,825	$33,573	$17,341	$612
Earnings per share of Class A common stock:
Basic	$2.82	$2.17	$1.41	$0.94	$0.03
Diluted	$2.81	$2.15	$1.40	$0.93	$0.03
Dividends declared per share of Class A common stock	$1.25	$1.10	$0.85	$0.70	$—
Non-GAAP Financial Measures
Fee Related Earnings(1)	130,039	100,978	89,901	81,223	72,252
Adjusted EBITDA(1)	168,239	127,292	117,736	132,586	83,031
Balance Sheet Data
Cash and cash equivalents	$87,025	$50,124	$49,357	$47,596	$32,286
Investments	373,623	207,747	154,491	137,253	120,147
Total assets	1,136,519	473,529	360,591	293,795	240,617

Deferred incentive fee revenue	—	3,704	3,704	6,245	45,166
Debt	163,175	74,524	70,954	84,162	84,310
Total liabilities	546,318	236,128	190,869	157,721	153,990

Total equity	314,201	237,401	169,722	136,074	86,627
Total liabilities and equity	1,136,519	473,529	360,591	293,795	240,617

(1)    Adjusted EBITDA and Fee Related Earnings (“FRE”) are non-GAAP measures. For a further discussion of our non-GAAP measures and a reconciliation from GAAP financial measures to non-GAAP financial measures, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” included in Part II, Item 7 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our selected combined financial and operating data and the accompanying consolidated financial statements and related notes. See “Index to Consolidated Financial Statements of Hamilton Lane Incorporated.”
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors”, the “Summary of Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2021, fiscal 2020 and fiscal 2019 are to our fiscal years ended March 31, 2021, 2020 and 2019, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $69 billion of our AUM as of March 31, 2021.
•Specialized Funds: We organize, invest and manage specialized primary, secondary, direct/co-investment funds, strategic opportunity funds and evergreen funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $19 billion of our AUM as of March 31, 2021.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $631 billion of AUA as of March 31, 2021.
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
Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
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

Impact of Covid-19
In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. We are closely monitoring developments related to the COVID-19 pandemic and assessing any negative impacts to our business. For a description of the impact that COVID-19 has had and may in the future have on our business, see “Risk Factors—Risks Related to Our Industry—The COVID-19 pandemic has caused severe disruptions in the U.S. and global economies and may adversely impact our financial condition and results of operations”. As of March 31, 2021 we have adequate liquidity with $87 million in available cash and $35 million in availability under our Loan Agreements. For more information on our Loan Agreements, see “—Liquidity and Capital Resources—Loan Agreements”.
Recent Transactions
Special Purpose Acquisition Company
In January 2021, we closed an initial public offering on our first special purpose acquisition company (“SPAC”), Hamilton Lane Alliance Holdings I, Inc. (“HLAH”), of 27.6 million units for $276 million. HLAH is sponsored by a wholly-owned subsidiary of HLA that will assist in identifying and effectuating a merger between HLAH and a target company. As part of the IPO, we were issued 4.9 million Class B shares for sponsoring HLAH and purchased 5 million warrants for $7.5 million. The shares and warrants vest or become exercisable upon a successful merger and at certain share price targets. Our goal is to raise additional SPACs in the future, depending on market and other conditions.
March 2021 Offering
In March 2021, we and certain selling stockholders completed a registered offering of an aggregate of 1,453,110 shares of Class A common stock at a price of $87.36 per share (the “March 2021 Offering”). The purpose of the March 2021 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 94,245 shares held by the selling stockholders and (ii) 1,358,865 shares newly issued by us. We received $118.7 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,101,365 Class B units and 257,500 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholders.
Investment
In March 2021, HLA invested $90 million in exchange for a minority interest in Russell Investments Group, Ltd. (“Russell”), a leading outsourced chief investment officer provider and global investment solutions firm. HLA and Russell intend to jointly develop and implement a strategy to engage in the global investment solutions outsourcing market. HLA funded the investment using cash on hand and available borrowings under its Loan Agreements.
Acquisition
In April 2021 HLA acquired substantially all the assets of 361 Capital, LLC, a Denver, Colorado-based boutique alternative investment management firm for a total aggregate purchase price of $13 million, of which $10 million was paid in cash on the closing date of the acquisition. The remaining $3 million will be paid in two equal installments on the first and second anniversaries of the closing.

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
Revenues from customized separate accounts are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. In certain cases, we also provide advisory and/or reporting services, and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts. In these cases, we generally reduce the management and/or incentive fees on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
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

For each of our secondary funds, direct/co-investment funds, strategic opportunity funds and evergreen funds, we generally earn carried interest equal to a fixed percentage of net profits, usually 10.0% to 12.5%, subject to a compounded annual preferred return that is generally 6.0% to 8.0%. To the extent that our primary funds also directly make secondary investments and direct/co-investments, they generally earn carried interest on a similar basis. Furthermore, certain of our primary funds earn carried interest on their investments in other private markets funds on a primary basis that is generally 5.0% of net profits, subject to the fund’s compounded annual preferred return.
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
Expenses
Compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted stock awards to senior employees and (c) incentive fee compensation, which consists of carried interest and performance fee allocations. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
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

Annual Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for each of the years in the three-year period ended March 31, 2021. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Year Ended March 31,
	2021	2020	2019

	(in thousands)
Revenues
Management and advisory fees	$289,444	$244,920	$217,773
Incentive fees	31,134	21,437	17,658
Consolidated variable interest entities related:
Incentive fees	21,057	7,691	16,748
Total revenues	341,635	274,048	252,179
Expenses
Compensation and benefits	136,319	100,138	98,995
General, administrative and other	49,210	57,481	48,960
Consolidated variable interest entities related:
General, administrative and other	378	—	—
Total expenses	185,907	157,619	147,955
Other income (expense)
Equity in income of investees	32,389	20,731	7,457
Interest expense	(2,044)	(2,816)	(3,039)
Interest income	1,676	709	255
Non-operating income	5,894	6,172	20,915
Consolidated variable interest entities related:
Equity in loss of investees	(2,123)	(481)	(255)
Unrealized gains	2,141	—	—
Interest expense	(459)	—	—
Total other income (expense)	37,474	24,315	25,333
Income before income taxes	193,202	140,744	129,557
Income tax expense	24,417	13,968	30,560
Net income	168,785	126,776	98,997
Less: (Loss) income attributable to non-controlling interests in general partnerships	(250)	85	564
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	69,720	65,866	64,860
Less: Income attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	1,293	—	—
Net income attributable to Hamilton Lane Incorporated	$98,022	$60,825	$33,573

Revenues

	Year Ended March 31,
	2021	2020	2019

	(in thousands)
Management and advisory fees
Specialized funds	$148,023	$111,803	$93,056
Customized separate accounts	93,963	90,750	85,245
Advisory	26,439	24,160	24,130
Reporting and other	11,134	9,102	8,805
Distribution management	6,701	4,920	4,525
Fund reimbursement revenue	3,184	4,185	2,012
Total management and advisory fees	289,444	244,920	217,773
Incentive fees	52,191	29,128	34,406
Total revenues	$341,635	$274,048	$252,179

Year ended March 31, 2021 compared to year ended March 31, 2020
Total revenues increased $67.6 million, or 25%, to $341.6 million, for fiscal 2021 compared to fiscal 2020, due to increases in management and advisory fees and incentive fees.
Management and advisory fees increased $44.5 million, or 18%, to $289.4 million for fiscal 2021 compared to fiscal 2020. Specialized funds revenue increased by $36.2 million compared to the prior year, due primarily to a $37.7 million increase in revenue from our latest secondary fund, which added $2.2 billion in fee-earning AUM in fiscal 2021. Management fees for our latest secondary fund included $18.2 million in retroactive fees for fiscal 2021 compared to $2.8 million for our latest co-investment fund in fiscal 2020. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $3.2 million in fiscal 2021 due to a $1.1 billion increase in fee-earning AUM from the addition of several new accounts and additional allocations from existing accounts during the fiscal year. Advisory and reporting fees increased $4.3 million in fiscal 2021 due to the addition of new accounts. Distribution management revenue increased $1.8 million in fiscal 2021, due primarily to higher performance fees.
Incentive fees increased $23.1 million to $52.2 million for fiscal 2021 compared to fiscal 2020, due to a $9.7 million increase in incentive fees from one of our specialized funds and increases across our other specialized funds and customized separate accounts.
Year ended March 31, 2020 compared to year ended March 31, 2019
Total revenues increased $21.9 million, or 9%, to $274.0 million, for fiscal 2020 compared to fiscal 2019, due to an increase in management and advisory fees.
Management and advisory fees increased $27.1 million, or 12%, to $244.9 million for fiscal 2020 compared to fiscal 2019. Specialized funds revenue increased by $18.7 million compared to the prior year, due primarily to a $14.0 million increase in revenue from our latest secondary fund, which added $1.7 billion in fee-earning AUM in fiscal 2020, and a $3.3 million increase from our latest co-investment fund, which added $0.2 billion in fee-earning AUM in fiscal 2020. Management fees for our latest co-

investment fund included $2.8 million in retroactive fees for fiscal 2020 compared to $1.7 million for fiscal 2019. Customized separate accounts revenue increased $5.5 million in fiscal 2020 due to a $2.4 billion increase in fee-earning AUM from the addition of several new accounts and additional allocations from existing accounts during the fiscal year. Fund reimbursement revenue increased $2.2 million for fiscal 2020 compared to fiscal 2019, due primarily to the recognition of fund reimbursements from our latest secondary fund. Distribution management revenue increased $0.4 million due to higher stock distribution activity and the related fees earned from this business.
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
Expenses
Year ended March 31, 2021 compared to year ended March 31, 2020
Total expenses increased $28.3 million, or 18%, for fiscal 2021 compared to fiscal 2020 due to an increase in compensation and benefits expenses, partially offset by a decrease in general, administrative and other expenses.
Compensation and benefits expenses increased $36.2 million, or 36%, to $136.3 million for fiscal 2021 compared to fiscal 2020, due primarily to an increase in base compensation and benefits. Base compensation and benefits increased $30.6 million, or 36%, for fiscal 2021 compared to fiscal 2020, due primarily to an increase in our bonus plan accrual from stronger company performance compared to the prior year period. Incentive compensation increased $5.7 million for fiscal 2021 compared to fiscal 2020 due to the increase in incentive fee revenue.
General, administrative and other expenses decreased $7.9 million for fiscal 2021 compared to fiscal 2020. This change consisted primarily of a $3.9 million decrease in travel expenses due to COVID-19, a $2.3 million decrease in legal related expenses, and a $1.7 million decrease in consulting expenses.
Year ended March 31, 2020 compared to year ended March 31, 2019
Total expenses increased $9.7 million, or 7%, for fiscal 2020 compared to fiscal 2019 due to an increase in general, administrative and other expenses.
Compensation and benefits expenses increased $1.1 million, or 1%, to $100.1 million for fiscal 2020 compared to fiscal 2019, due to an increase in base compensation partially offset by a nonrecurring contingent compensation payment in the prior year period related to the fiscal 2018 acquisition of Real Asset Portfolio Management LLC (“RAPM”). Base compensation and benefits increased $6 million, or 8%, for fiscal 2020 compared to fiscal 2019, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Contingent compensation related to the RAPM acquisition decreased $5.1 million for fiscal 2020 compared to fiscal 2019 due to the earnout period ending in the prior year. Incentive compensation decreased $0.6 million for fiscal 2020 compared to fiscal 2019 due to the decrease in incentive fee revenue. Equity-based compensation increased $0.8 million for fiscal 2020 compared to fiscal 2019 as a result of the amortization of equity awards, which have increased in recent years.
General, administrative and other expenses increased $8.5 million for fiscal 2020 compared to fiscal 2019. This change consisted primarily of a $2.5 million increase in technology and office related expenses, a $2.2 million increase in consulting and professional fees, a $1.9 million increase in commissions from fund closings in the current year period, and a $0.9 million increase in legal-related expenses.
Other Income (Expense)
The following shows the equity in income (loss) of investees included in other income (expense):

	Year Ended March 31,
	2021	2020	2019

	(in thousands)
Equity in income of investees
Primary funds	$2,443	$2,550	$1,594
Direct/co-investment funds	8,553	8,869	2,201
Secondary funds	6,226	2,514	1,282
Customized separate accounts	9,508	5,729	2,328
Other equity method investments	3,536	588	(203)
Total equity in income of investees	$30,266	$20,250	$7,202

Year ended March 31, 2021 compared to year ended March 31, 2020
Other income (expense) increased $13.2 million to $37.5 million for fiscal 2021 compared to fiscal 2020, due primarily to an increase in equity in income of investees.
Equity in income of investees increased $10.0 million to $30.3 million for fiscal 2021 compared to fiscal 2020. This increase was due primarily to a $3.8 million increase in gains across our customized separate accounts, a $3.7 million increase in gains in our secondary fund product, and a $2.9 million increase in gains in our other funds which includes our evergreen funds.
Interest income increased $1.0 million for fiscal 2021 compared to fiscal 2020, due primarily to a late closing interest on our secondary fund in market in the period.
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
Non-operating income decreased $14.7 million to $6.2 million for fiscal 2020 compared to fiscal 2019, due primarily to a $4.6 million decrease in gains from the sale of technology investments and a $10.1 million decrease to our liability under the tax receivable agreement in the prior year as a result of a re-measurement related to changes in state tax rate estimates.

Income Tax Expense
Income tax expense reflects U.S. federal and applicable state income taxes with respect to our allocable share of any taxable income of HLA subsequent to the Reorganization.
Our effective income tax rate in fiscal 2021, 2020 and 2019 was 12.6%, 9.9%, and 23.6% respectively. The fiscal 2021 effective income tax rate was different from the statutory tax rate due to the portion of income allocated to the non-controlling interest and change in the valuation allowance recorded against deferred tax assets. The effective income tax rate for fiscal 2021 was higher than fiscal 2020 due primarily to discrete tax adjustments that reduced the fiscal 2020 effective income tax rate. The effective income tax rate for fiscal 2021 was less than fiscal 2019 due primarily to the revaluation of deferred tax assets related to changes in state income tax apportionment in fiscal 2019.
Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Year Ended March 31,			Year Ended March 31,
	2021			2020
	(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$24,545	$14,118	$38,663	$22,160	$11,434	$33,594
Contributions (1)	5,761	3,436	9,197	4,885	3,424	8,309
Distributions (2)	(4,904)	(1,306)	(6,210)	(2,624)	(724)	(3,348)
Foreign exchange, market value and other (3)	262	93	355	124	(16)	108
Balance, end of period	$25,664	$16,341	$42,005	$24,545	$14,118	$38,663

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
(3)Foreign exchange, market value and other consists primarily of the impact of foreign exchange rate fluctuations for customized separate accounts and specialized funds that earn fees on non-U.S. dollar denominated commitments and market value appreciation (depreciation) from customized separate accounts and specialized funds that earn fees on a NAV fee base.
Year ended March 31, 2021 compared to year ended March 31, 2020
Fee-earning AUM increased $3.3 billion, or 9%, to $42.0 billion for fiscal 2021, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.1 billion, or 5%, to $25.7 billion for fiscal 2021. Customized separate accounts contributions were $5.8 billion for fiscal 2021 due to new allocations from existing clients and new clients. Distributions were $4.9 billion for fiscal 2021 due to $2.1 billion from accounts reaching the end of their fund term, $1.9 billion from accounts moving from a committed to net invested capital fee base, and $0.8 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.

Specialized funds fee-earning AUM increased $2.2 billion, or 16%, to $16.3 billion for fiscal 2021. Specialized fund contributions were $3.4 billion for fiscal 2021 due primarily to $2.2 billion in new commitments to our secondary fund in market during the period. Distributions were $1.3 billion for fiscal 2021, due to $0.7 billion from funds reaching the end of their fund term and $0.6 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base.
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
Specialized funds fee-earning AUM increased $2.7 billion, or 23%, to $14.1 billion for fiscal 2020. Specialized fund contributions were $3.4 billion for fiscal 2020 due primarily to $1.7 billion in new commitments to our secondary fund in market during the period, $0.2 billion from our co-investment fund in market during the period, and $0.9 billion from funds earning fees on a net invested capital or NAV fee base. Distributions were $0.7 billion for fiscal 2020 due to $0.4 billion from returns of capital in funds earning fees on a net invested capital fee base and $0.3 billion from funds moving from a committed capital to a net invested fee base as their investment period expired.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for fiscal 2021, 2020, 2019, 2018 and 2017:

	Year Ended March 31,
	2021	2020	2019	2018	2017

	(in thousands)
Net income attributable to Hamilton Lane Incorporated	$98,022	$60,825	$33,573	$17,341	$612
(Loss) income attributable to non-controlling interests in general partnerships	(250)	85	564	2,448	1,192
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	69,720	65,866	64,860	86,508	72,634
Income attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	1,293	—	—	—	—
Incentive fees (1)	(52,191)	(29,128)	(34,406)	(49,003)	(7,146)
Incentive fee related compensation (2)	24,438	13,677	14,983	3,874	3,283
SPAC related compensation	1,686	—	—	—	—
SPAC related general, administrative and other expenses	378	—	—	—	—
Interest income	(1,676)	(709)	(255)	(528)	(320)
Interest expense	2,503	2,816	3,039	5,989	14,565
Income tax expense	24,417	13,968	30,560	33,333	316
Equity in income of investees	(30,266)	(20,250)	(7,202)	(17,102)	(12,801)
Contingent compensation related to acquisition	—	—	5,100	3,399	—
Non-operating (income) loss	(8,035)	(6,172)	(20,915)	(5,036)	(83)
Fee Related Earnings	$130,039	$100,978	$89,901	$81,223	$72,252
Depreciation and amortization	4,134	3,291	2,500	1,891	1,915
Equity-based compensation	7,079	7,183	6,382	5,544	4,681
Incentive fees (1)	52,191	29,128	34,406	49,003	7,146
Incentive fees attributable to non-controlling interests (1)	(756)	(320)	(725)	(1,729)	—
Incentive fee related compensation (2)	(24,438)	(13,677)	(14,983)	(3,874)	(3,283)
SPAC related compensation	(1,686)	—	—	—	—
Interest income	1,676	709	255	528	320
Adjusted EBITDA	$168,239	$127,292	$117,736	$132,586	$83,031

(1)    Incentive fees for the year ended March 31, 2021 included $0.8 million of non-cash carried interest attributable to non-controlling interests. Incentive fees for the year ended March 31, 2020 included $0.3 million of non-cash carried interest attributable to non-controlling interests. Incentive fees for the year ended March 31, 2019 included $3.2 million of non-cash carried interest. Of the $3.2 million, $2.5 million is included in net income and $0.7 million is attributable to non-controlling interests. Incentive fees for the year ended March 31, 2018 included $40.6 million of non-cash carried interest. Of the $40.6 million, $38.9 million is included in net income and $1.7 million is attributable to non-controlling interests.
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

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2021, 2020 and 2019.

	Year Ended March 31,
	2021	2020	2019

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$98,022	$60,825	$33,573
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	69,720	65,866	64,860
Income tax expense	24,417	13,968	30,560
Contingent compensation related to acquisition	—	—	5,100
Adjusted pre-tax net income	$192,159	$140,659	$134,093
Adjusted income taxes (1)	(45,734)	(33,336)	(32,048)
Adjusted net income	$146,425	$107,323	$102,045

Weighted-average shares of Class A common stock outstanding - diluted	33,362,365	28,438,772	24,298,795
Exchange of Class B and Class C units in HLA (2)	20,240,035	25,067,540	29,040,205
Adjusted shares outstanding	53,602,400	53,506,312	53,339,000

Non-GAAP earnings per share	$2.73	$2.01	$1.91

(1)     For the year ended March 31, 2021, represents corporate income taxes at our estimated statutory tax rate of 23.8% applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%. For the year ended March 31, 2020, represents corporate income taxes at our estimated statutory tax rate of 23.7% applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%. For the year ended March 31, 2019, represents corporate income taxes at our estimated statutory tax rate of 23.9% applied to adjusted pre-tax net income. The 23.9% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.9%.
(2)    Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of March 31, 2021 and March 31, 2020, our cash and cash equivalents, including investments in money market funds, were $87.0 million and $50.1 million, respectively.
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
Loan Agreements
We maintain the Term Loan Agreement, the Revolving Loan Agreement and the Multi-Draw Term Loan Agreement with First Republic. The Term Loan Agreement has a maturity date of July 1, 2027 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of March 31, 2021, we had an outstanding balance of $74 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, as well as additional committed term advances not to exceed $25 million in the aggregate through March 24, 2023.
The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $25 million and has a maturity date of March 24, 2023. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of March 31, 2021, we had an outstanding balance of $15 million under the Revolving Loan Agreement.
The Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. Advances may be drawn through March 31, 2022 and the interest rate is a fixed per annum rate of 3.50%. As of March 31, 2021, we had an outstanding balance of $75 million under the Multi-Draw Term Loan Agreement.
The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of March 31, 2021 and 2020, the principal amount of debt outstanding equaled $163.6 million and $75.0 million, respectively.
Cash Flows

	Year Ended March 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$188,158	$116,373	$111,622
Net cash used in investing activities	(421,781)	(49,900)	(19,213)
Net cash provided by (used in) financing activities	270,660	(64,709)	(90,210)
Effect of exchange rate changes on cash and cash equivalents	130	(144)	8
Increase in cash, cash equivalents and restricted cash	$37,167	$1,620	$2,207
Operating Activities
Net cash provided by operating activities was $188.2 million, $116.4 million and $111.6 million during fiscal 2021, 2020 and 2019, respectively. These operating cash flows were driven primarily by:
•net income of $168.8 million, $126.8 million and $99.0 million during fiscal 2021, 2020 and 2019, respectively; and
•net change in operating assets and liabilities of $33.5 million, $(19.9) million and $(2.0) million during fiscal 2021, 2020 and 2019, respectively.
Investing Activities
Our net cash flow used in investing activities was $421.8 million, $49.9 million and $19.2 million during fiscal 2021, 2020 and 2019, respectively. These amounts were driven primarily by:
•purchase of money market funds of $276.0 million during fiscal 2021 related to our consolidated SPAC entity;
•purchase of other investments of $90.5 million and $4.0 million during fiscal 2021 and 2020, respectively
•contributions to investments, net of distributions received from investments, of $38.7 million, $46.0 million and $35.4 million during fiscal 2021, 2020 and 2019, respectively;
•proceeds from the sales of other investments of $6.4 million and $22.5 million during fiscal 2020 and 2019, respectively; and
•purchase of furniture, fixtures and equipment of $18.6 million during fiscal 2021, mainly attributable to the build out of our new corporate headquarters location.
Financing Activities
Our net cash flow provided by (used in) financing activities was $270.7 million, $(64.7) million and $(90.2) million during fiscal 2021, 2020 and 2019, respectively. Cash provided by (used in) financing activities was attributable primarily to:
•new debt borrowings of $90.0 million during fiscal 2021;

•net contributions from non-controlling interest holders to our consolidated SPAC of $270.0 million during fiscal 2021;
•dividends paid of $39.7 million, $29.1 million and $18.7 million during fiscal 2021, 2020 and 2019, respectively; and
•distributions to equity holders of $34.4 million, $47.4 million and $50.6 million during fiscal 2021, 2020 and 2019, respectively.
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
We currently sponsor a SPAC and intend to sponsor additional SPACs in the future, depending on market and other conditions, which will require an initial investment of capital from us that we may be unable to recover if a suitable target company for the SPAC is not identified within the prescribed timeframe.
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
We expect that our primary current and long-term liquidity needs will comprise cash to (1) provide capital to facilitate the growth of our business, (2) fund commitments to our investments, (3) pay operating expenses, including cash compensation to our employees, (4) make payments under the tax receivable agreement, (5) fund capital expenditures, (6) pay interest and principal due on our outstanding debt, (7) pay income taxes (8) make dividend payments to our stockholders and distributions to holders of HLA units in accordance with our distribution policy, (9) settle exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement from time to time, (10) fund SPACs sponsored by us and (11) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program.
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2021, we were required to maintain approximately $3.0 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.

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
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2021, aggregated by type.

	Contractual Obligations, Commitments and Contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases (1)	$101,766	$6,189	$12,999	$10,770	$71,808
Debt obligations payable (2)	163,594	16,875	6,563	25,781	114,375
Interest on debt obligations payable (3)	28,142	4,314	8,467	7,787	7,574
Capital commitments to our investments (4)	201,442	201,442	—	—	—
Total	$494,944	$228,820	$28,029	$44,338	$193,757

(1) Operating leases obligation includes lease payments for our new headquarters that will commence when we occupy the space, which is expected to be June 2021.

(2)    Represents scheduled debt obligation payments under our Loan Agreements.

(3)     Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 2.25% on our Term Loan Agreement and the fixed interest rate of 3.50% on our Multi-Draw Term Loan Agreement in effect as of March 31, 2021.

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
Interest Rate Risk
 As of March 31, 2021, we had $163.6 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of March 31, 2021. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of March 31, 2021.
Based on the floating rate component of our Loan Agreements payable as of March 31, 2021, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $0.4 million over the next 12 months.
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
There have been no material changes in our market risk exposures since March 31, 2020.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Hamilton Lane Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the Company) as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 27, 2021 expressed an unqualified opinion thereon.

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

Recognition of Incentive Fee Revenue
Description of the Matter
For the year ended March 31, 2021, the Company recognized $52.2 million of incentive fee revenue. As explained in Note 2 to the consolidated financial statements, the Company considers incentive fees from specialized funds and customized separate accounts to be variable consideration which is constrained and recognized when it is probable that a significant reversal in the cumulative amount of incentive fee revenue will not occur. As incentive fees are generally payable after all contributed capital and the preferred return thereon has been distributed to investors, the Company estimates the amount and probability of additional future capital contributions that it will call from investors in specialized funds and customized separate accounts related to unfunded commitments or follow on investment opportunities in investees. These estimates could impact the probability of a significant reversal in the cumulative amount of incentive fee revenue occurring.

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
As further discussed in Note 11 to the consolidated financial statements, in connection with the Company’s equity offerings and unit exchanges during the current year (the “Transactions”), the Company recorded a net deferred tax asset of $121.1 million. As further discussed in Note 2 to the consolidated financial statements, the resulting basis differences arising from the Transactions represent a temporary difference for which the Company records a deferred tax asset if it is more likely than not the deferred tax asset will be realized. Realization of this deferred tax asset is dependent upon, among other things, the future tax deductions of tax basis step-ups related to the Transactions.

Auditing the Company’s recognition of the net deferred tax asset related to the Transactions is especially challenging, as the Company’s determination of the tax basis step-ups and related future tax deductions requires the application of complex tax laws and regulations for partnerships and the identification of historical basis differences.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s net deferred tax asset recognition process, including controls over management’s review of the determination of the tax basis step-ups and related future tax deductions and the identified historical basis differences described above.

To test the recognition of the net deferred tax asset resulting from the Transactions, we involved a specialist and performed procedures that included, among others, evaluating the technical merit of the Company’s determination of the tax basis step-ups and the related future tax deductions based on relevant tax law and regulations. We also used available tax-related information to evaluate the historical basis differences the Company used in its determination.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.
Philadelphia, Pennsylvania
May 27, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Lane Incorporated’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Lane Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes and our report dated May 27, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 27, 2021

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2021	2020
Assets
Cash and cash equivalents	$87,025	$50,124
Restricted cash	3,041	3,086
Fees receivable	29,202	30,384
Prepaid expenses	6,143	6,988
Due from related parties	2,495	2,605
Furniture, fixtures and equipment, net	23,308	7,402
Lease right-of-use assets, net	64,384	9,577
Investments	368,836	197,759
Deferred income taxes	251,949	137,941
Other assets	17,821	17,675
Assets of consolidated variable interest entities:
Cash and cash equivalents	311	—
Investments held in trust	276,003	—
Investments	4,787	9,988
Other assets	1,214	—
Total assets	$1,136,519	$473,529

Liabilities, redeemable non-controlling interests and equity
Accounts payable	2,173	1,968
Accrued compensation and benefits	29,415	10,804
Accrued members’ distributions	16,877	5,829
Accrued dividend	11,201	8,027
Debt	163,175	74,524
Payable to related parties pursuant to tax receivable agreement	194,764	98,956
Lease liabilities	75,281	10,184
Other liabilities (includes $17,381 and $13,394 at fair value)	36,122	22,132
Liabilities of consolidated variable interest entities:
Deferred incentive fee revenue	—	3,704
Other liabilities	17,310	—
Total liabilities	546,318	236,128

Commitments and Contingencies (Note 15)

Redeemable non-controlling interests	276,000	—

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 36,290,183 and 29,842,784 issued and outstanding as of March 31, 2021 and 2020, respectively	36	30
Class B common stock, $0.001 par value, 50,000,000 authorized; 16,739,846 and 22,049,727 issued and outstanding as of March 31, 2021 and 2020, respectively	17	22
Additional paid-in-capital	150,564	107,727
Accumulated other comprehensive loss	—	(78)
Retained earnings	87,512	47,090
Total Hamilton Lane Incorporated stockholders’ equity	238,129	154,791
Non-controlling interests in general partnerships	2,211	4,853
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	73,861	77,757
Total equity	314,201	237,401

Total liabilities, redeemable non-controlling interests and equity	$1,136,519	$473,529

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2021	2020	2019
Revenues
Management and advisory fees	$289,444	$244,920	$217,773
Incentive fees	31,134	21,437	17,658
Consolidated variable interest entities related:
Incentive fees	21,057	7,691	16,748
Total revenues	341,635	274,048	252,179
Expenses
Compensation and benefits	136,319	100,138	98,995
General, administrative and other	49,210	57,481	48,960
Consolidated variable interest entities related:
General, administrative and other	378	—	—
Total expenses	185,907	157,619	147,955
Other income (expense)
Equity in income of investees	32,389	20,731	7,457
Interest expense	(2,044)	(2,816)	(3,039)
Interest income	1,676	709	255
Non-operating income	5,894	6,172	20,915
Consolidated variable interest entities related:
Equity in loss of investees	(2,123)	(481)	(255)
Unrealized gains	2,141	—	—
Interest expense	(459)	—	—
Total other income (expense)	37,474	24,315	25,333
Income before income taxes	193,202	140,744	129,557
Income tax expense	24,417	13,968	30,560
Net income	168,785	126,776	98,997
Less: (Loss) income attributable to non-controlling interests in general partnerships	(250)	85	564
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	69,720	65,866	64,860
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	1,293	—	—
Net income attributable to Hamilton Lane Incorporated	$98,022	$60,825	$33,573

Basic earnings per share of Class A common stock	$2.82	$2.17	$1.41
Diluted earnings per share of Class A common stock	$2.81	$2.15	$1.40
Dividends declared per share of Class A common stock	$1.25	$1.10	$0.85
(1)See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended March 31,
	2021	2020	2019
Net income	$168,785	$126,776	$98,997
Other comprehensive income (loss), net of tax:
Foreign currency translation	130	(159)	15
Total other comprehensive income (loss), net of tax	130	(159)	15
Comprehensive income	$168,915	$126,617	$99,012
Less:
Comprehensive (loss) income attributable to non-controlling interests in general partnerships	(250)	85	564
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	69,772	65,792	64,868
Comprehensive income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	1,293	—	—
Total comprehensive income attributable to Hamilton Lane Incorporated	$98,100	$60,740	$33,580

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity
Balance at March 31, 2018	$22	$26	$73,829	$4,549	$—	$7,266	$50,382	$136,074
Net income	—	—	—	33,573	—	564	64,860	98,997
Cumulative-effect adjustment from adoption of accounting guidance	—	—	411	20	—	—	566	997
Other comprehensive income	—	—	—	—	7	—	8	15
Equity-based compensation	—	—	2,912	—	—	—	3,544	6,456
Issuance of shares for contingent compensation payout	1	—	200	—	—	—	224	425
Purchase and retirement of Class A stock for tax withholding	—	—	(2,425)	—	—	—	(2,962)	(5,387)
Deferred tax adjustment	—	—	10,346	—	—	—	—	10,346
Dividends declared	—	—	—	(20,456)	—	—	—	(20,456)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(2,114)	—	(2,114)
Member distributions	—	—	—	—	—	—	(55,893)	(55,893)
Offerings adjustment	4	(2)	9,589	—	—	—	(9,593)	(2)
Employee Share Purchase Plan share issuance	—	—	127	—	—	—	137	264
Vesting of restricted stock	—	—	324	—	—	—	(324)	0
Equity reallocation between controlling and non-controlling interests	—	—	(2,831)	—	—	—	2,831	0
Balance at March 31, 2019	$27	$24	$92,482	$17,686	$7	$5,716	$53,780	$169,722
Net income	—	—	—	60,825	—	85	65,866	126,776
Other comprehensive loss	—	—	—	—	(85)	—	(74)	(159)
Equity-based compensation	—	—	3,830	—	—	—	3,405	7,235
Issuance of shares for contingent compensation payout	—	—	214	—	—	—	211	425
Purchase and retirement of Class A stock for tax withholding	—	—	(3,227)	—	—	—	(2,654)	(5,881)
Deferred tax adjustment	—	—	6,526	—	—	—	—	6,526
Dividends declared	—	—	—	(31,421)	—	—	—	(31,421)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(948)	—	(948)
Member distributions	—	—	—	—	—	—	(36,116)	(36,116)
Offering adjustment	3	(2)	6,367	—	—	—	(6,370)	(2)
Employee Share Purchase Plan share issuance	—	—	659	—	—	—	585	1,244
Vesting of restricted stock	—	—	333	—	—	—	(333)	—
Equity reallocation between controlling and non-controlling interests	—	—	543	—	—	—	(543)	—
Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$4,853	$77,757	$237,401

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity
Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$4,853	$77,757	$237,401
Net income	—	—	—	98,022	—	(250)	69,720	167,492
Other comprehensive income	—	—	—	—	78	—	52	130
Equity-based compensation	—	—	4,415	—	—	—	2,695	7,110
Purchase and retirement of Class A stock for tax withholding	—	—	(3,935)	—	—	—	(2,084)	(6,019)
Deferred tax adjustment	—	—	19,252	—	—	—	—	19,252
Dividends declared	—	—	—	(42,850)	—	—	—	(42,850)
Capital contributions from (distributions to) non-controlling interests, net	—	—		—	—	(2,392)	—	(2,392)
Member distributions	—	—	—	—	—	—	(45,416)	(45,416)
Offerings adjustment	6	(5)	21,684	—	—	—	(21,690)	(5)
Employee Share Purchase Plan share issuance	—	—	900	—	—	—	547	1,447
Accretion of redeemable non-controlling interest	—	—	—	(14,750)	—	—	(7,199)	(21,949)
Equity reallocation between controlling and non-controlling interests	—	—	521	—	—	—	(521)	—
Balance at March 31, 2021	$36	$17	$150,564	$87,512	$—	$2,211	$73,861	$314,201

See accompanying notes to the consolidated financial statements.
D

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2021	2020	2019
Operating activities:
Net income	$168,785	$126,776	$98,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,134	3,291	2,979
Change in deferred income taxes	7,027	7,929	21,665
Change in payable to related parties pursuant to tax receivable agreement	897	(346)	(9,778)
Equity-based compensation	7,079	7,183	6,382
Equity in income of investees	(32,389)	(20,731)	(7,457)
Gain on sale of investments valued under the measurement alternative	—	(4,973)	(11,133)
Fair value adjustment to investment valued under the measurement alternative	(6,229)	(1,507)	—
Proceeds received from investments	784	12,761	14,077
Non-cash lease expense	7,376	4,643	—
Other	1,571	789	190
Changes in operating assets and liabilities:
Fees receivable	1,182	(10,003)	(5,390)
Prepaid expenses	845	(2,272)	(2,414)
Due from related parties	110	23	608
Other assets	(549)	(1,572)	(1,614)
Accounts payable	205	(654)	919
Accrued compensation and benefits	18,611	(987)	4,549
Lease liability	3,105	(5,014)	—
Other liabilities	10,003	556	1,328
Consolidated variable interest entities related:
Unrealized gain on warrants measured at fair value	(2,141)	—	—
Equity in income of investees	2,123	481	255
Change in deferred incentive fee revenue	(3,704)	—	(2,541)
Other assets and liabilities	(667)	—	—
Net cash provided by operating activities	$188,158	$116,373	$111,622
Investing activities:
Purchase of furniture, fixtures and equipment	$(18,637)	$(1,978)	$(5,366)
Purchase of investments valued under the measurement alternative	(90,500)	(3,967)	—
Distributions received from investments valued under the measurement alternative	3,072	—	—
Proceeds from sales of investments valued under the measurement alternative	—	6,419	22,531
Cash paid for purchase of intangible assets	(1,000)	(4,172)	—
Loan to investee	—	(157)	(944)
Distributions received from partnerships	31,195	7,687	10,614
Contributions to investments	(69,911)	(53,732)	(46,048)
Consolidated variable interest entities related:
Purchase of investments held in trust	(276,000)	—	—
Net cash used in investing activities	$(421,781)	$(49,900)	$(19,213)

	Year Ended March 31,
	2021	2020	2019
Financing activities:
Proceeds from offering	$473,339	$147,122	$193,504
Purchase of membership interests	(473,339)	(147,122)	(193,504)
Repayments of long term debt	(1,406)	(71,250)	(2,813)
Borrowings of debt, net of deferred financing costs	75,000	74,765	—
Drawdown of revolver	15,000	15,000	—
Repayment of revolver	—	(15,000)	(10,450)
Secured financing	—	15,750	—
Repurchase of Class B common stock	(5)	(2)	(2)
Repurchase of Class A common stock for employee tax withholding	(6,019)	(5,881)	(5,387)
Proceeds received from issuance of shares under employee stock plans	1,447	1,244	264
Payments to related parties pursuant to the tax receivable agreement	(6,894)	(1,952)	(383)
Dividends paid	(39,676)	(29,067)	(18,676)
Members’ distributions paid	(34,368)	(47,368)	(50,649)
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	252	45	81
Distributions to non-controlling interest in general partnerships	(2,644)	(993)	(2,195)
Proceeds from issuance of Class A units of Hamilton Lane Alliance Holdings I, Inc.	276,000	—	—
Offering costs paid for issuance of Class A units of Hamilton Lane Alliance Holdings I, Inc.	(6,027)	—	—
Net cash used in financing activities	$270,660	$(64,709)	$(90,210)
Effect of exchange rate changes on cash and cash equivalents	$130	$(144)	$8
Increase in cash, cash equivalents, and restricted cash	37,167	1,620	2,207
Cash, cash equivalents and restricted cash at beginning of year	53,210	51,590	49,383
Cash, cash equivalents and restricted cash at end of year	$90,377	$53,210	$51,590

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$87,025	$50,124	$49,357
Restricted cash	3,041	3,086	2,233
Cash and cash equivalents held at consolidated variable interest entities	311	—	—
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$90,377	$53,210	$51,590
See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of March 31, 2021 and 2020, HLI held approximately 67.2% and 55.1%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

Consolidation

The Company performs an analysis to determine whether it is required to consolidate entities, by determining if the Company has a variable interest in each entity and whether that entity is a variable interest entity (“VIE”). The Company performs the variable interest analysis for all entities in which it has a potential variable interest, which primarily consist of all entities where the Company serves as the sponsor, general partner or managing member, and general partner entities not wholly owned by the Company. If the Company has a variable interest in the entity and the entity is a VIE, it will also analyze whether the Company is the primary beneficiary of this entity and whether consolidation is required.

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

For entities determined to be VIEs, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“the power”) and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (“the benefits”). When making the determination on whether the benefits received from an entity are significant, the Company considers the total economics of the entity, and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

VIEs for which the Company is the primary beneficiary have been included in the Company’s consolidated financial statements. The portion of the consolidated subsidiaries owned by third parties and any related activity is eliminated through non-controlling interests in the Consolidated Balance Sheets and income (loss) attributable to non-controlling interests in the Consolidated Statements of Income.

For entities that are not determined to be VIEs, the Company analyzes whether it has control through a majority voting interest to determine if consolidation is required.

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

Foreign Currency

The Company and substantially all of its foreign subsidiaries utilize the U.S. dollar as their functional currency. The assets and liabilities of the Company’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in other comprehensive income (loss) within the consolidated financial statements until realized. Foreign currency transaction gains(losses) are included in general, administrative and other expenses in the Consolidated Statements of Income and were $78, $(103), and $368 for the years ended March 31, 2021, 2020 and 2019, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash deposits in interest-bearing money market accounts and highly liquid investments, with an original maturity of three months or less, are classified as cash equivalents. Interest earned on cash and cash equivalents is recorded as interest income in the Consolidated Statements of Income.

Restricted cash at March 31, 2021 and 2020 was primarily cash held by the Company’s foreign subsidiaries to meet applicable government regulatory capital requirements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represent an actively-traded money market fund of Hamilton Lane Alliance Holdings I, Inc. (“HLAH”), a consolidated special purpose acquisition company (“SPAC”), that is invested in U.S. Treasury securities purchased with funds raised through the initial public offering of the consolidated entity. Investments held in trust are classified as trading securities and are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in unrealized gains of consolidated variable interest entities on the Consolidated Statements of Income. The estimated fair values of investments held in the trust account are determined using quoted prices in an active market and therefore are classified in Level 1 of the fair value hierarchy, as described in “Fair Value of Financial Instruments” below.

Fees Receivable

Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of March 31, 2021 or 2020.

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

The carrying value of the intangible assets was $7,925 and $8,328, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2021 and 2020, respectively. The accumulated amortization of intangibles was $3,165 and $1,762 as of March 31, 2021 and 2020, respectively. Amortization of intangible assets was $1,403, $607, and $459 for each of the years in the three-year period ended March 31, 2021, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income. The estimated amortization expense for each of the next five fiscal years is $1,482, $1,478, $1,437, $1,437, and $1,201, respectively.

Goodwill of $3,943 as March 31, 2021 and 2020 is included in other assets in the Consolidated Balance Sheets and was recorded in conjunction with previous acquisitions. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
impairment loss. The Company performed the annual impairment assessment as of December 31, 2020 noting that no goodwill impairment existed.

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

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the Class A shares issued by HLAH that are redeemable for cash by the public shareholders in the event of HLAH’s failure to complete a business combination or tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount was accreted to its full redemption value at March 31, 2021.

Derivative Warrant Liabilities Held by Consolidated Variable Interest Entities

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
such instrument should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Both the public warrants and private placement warrants issued in connection with the initial public offering of HLAH are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value within other liabilities of consolidated variable interest entities in the Consolidated Balance Sheet. At each reporting period, the Company adjusts the instruments to fair value with any change in fair value recognized in unrealized gains of consolidated variable interest entities in Consolidated Statement of Income. The fair value of the public warrants have been measured based on the listed market price of such warrants, a Level 1 measurement, at March 31, 2021. The fair value of the private placement warrants have been estimated based on the observed price for the public warrants, a Level 2 measurement, at March 31, 2021.

Revenues

On April 1, 2018, the Company adopted the new Accounting Standards Codification 606, “Revenue from Contracts with Customers,” (“ASC 606”) using the modified retrospective method and applied the guidance only to contracts that were not completed as of that date. The Company recorded a cumulative-effect adjustment that increased beginning additional paid-in-capital, retained earnings and non-controlling interest in Hamilton Lane Advisors, L.L.C. by $411, $20 and $566, respectively. The adjustment was related to commission payments that are considered a cost of obtaining a contract under ASC 606 and are capitalized and amortized over the expected life of the contractual relationship. These amounts were previously expensed when incurred.
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

Compensation and Benefits

Compensation and Benefits consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted stock awards to employees and (c) incentive fee compensation, which consists of carried interest and performance fee allocations as detailed below.

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

The Company derives revenues from clients located in the United States and other foreign countries.

The below table presents revenues by geographic location:

	Year Ended March 31,
	2021	2020	2019
United States	$164,676	$134,347	$132,326
Other foreign countries	176,959	139,701	119,853
Total revenues(1)	$341,635	$274,048	$252,179
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

3. Revenue

The following presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and advisory fees	2021	2020	2019
Specialized funds	$148,023	$111,803	$93,056
Customized separate accounts	93,963	90,750	85,245
Advisory	26,439	24,160	24,130
Reporting and other	11,134	9,102	8,805
Distribution management	6,701	4,920	4,525
Fund reimbursement revenue	3,184	4,185	2,012
Total management and advisory fees	$289,444	$244,920	$217,773

	Year Ended March 31,
Incentive fees	2021	2020	2019
Specialized funds	$13,241	$6,680	$8,939
Customized separate accounts	17,893	14,757	8,719
Consolidated variable interest related:
Specialized funds	21,057	7,691	16,748
Total incentive fees	$52,191	$29,128	$34,406

The Company recognized incentive fee revenues of $3,704 and $2,541 during the years ended March 31, 2021, and 2019, respectively, that were previously received and deferred.
Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $964 and $994 as of March 31, 2021 and March 31, 2020, respectively, and is included in other assets in the Consolidated Balance Sheets. Amortization expense related to this contract asset was $526, $504 and $480 for the years ended March 31, 2021, 2020 and 2019, respectively, and is included in general, administrative and other in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
4. Investments

Investments consist of the following:

	March 31,
	2021	2020
Equity method investments in Partnerships	$240,337	$166,106
Equity method investments in Partnerships held by consolidated VIEs (See Note 5)	4,787	9,988
Other equity method investments	1,297	1,168
Other investments	17,381	13,394
Investments valued under the measurement alternative	109,821	17,091
Investment held in trust	276,003	—
Total Investments	$649,626	$207,747

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $32,389, $20,731, and $7,457 for the years ended March 31, 2021, 2020, and 2019, respectively.

The Company’s equity method investments in Partnerships consist of the following types:

	March 31,
	2021	2020
Primary funds	$74,064	$37,317
Secondary funds	31,054	19,872
Direct/co-investment funds	63,061	50,288
Customized separate accounts	72,158	58,629
Total equity method investments in Partnerships	$240,337	$166,106

The Company’s equity method investments in Partnerships held by consolidated VIEs consist of direct/co-investment funds and customized separate accounts.

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for the years ended March 31, 2021 and 2020, no individual equity method investment held by the Company met the significance criteria, and, as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The summarized financial information of the Company’s equity method investments in Partnerships is as follows:

	March 31,
	2021	2020
Assets
Investments	$22,445,159	$17,577,766
Other assets	610,672	415,221
Total assets	$23,055,831	$17,992,987
Liabilities and Partners’ Capital
Debt	$11,838	$61,114
Other liabilities	116,593	107,600
Total liabilities	128,431	168,714
Partners’ capital	22,927,400	17,824,273
Total liabilities and partners’ capital	$23,055,831	$17,992,987

	Year Ended March 31,
	2021	2020	2019
Investment income	$389,571	$300,121	$211,797
Expenses	201,791	185,769	149,598
Net investment income	187,780	114,352	62,199
Net realized and unrealized gain	3,232,126	1,830,599	618,047
Net income	$3,419,906	$1,944,951	$680,246

Other investments

The Company’s other investments represent investments in private equity funds and direct credit and equity co-investments. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit co-investments are debt securities classified as trading securities. The direct equity co-investments and private equity funds are measured at fair value with unrealized holding gains and losses included in earnings. During the year ended March 31, 2021, one of the Company’s direct equity co-investments held through a special purpose vehicle was transferred out of Level 3 and into Level 2 as the lockup restrictions from its initial public offering expired. The special purpose vehicle now predominately attributes its fair value to a publicly traded share price and is therefore classified as Level 2 in the hierarchy. As of March 31, 2021, the fair value of the Company’s investment in the special purpose vehicle was $4,083. The Company’s remaining other investments are recorded at estimated fair value utilizing significant unobservable inputs and are therefore classified in Level 3 of the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2019	$3,734	$3,940	$4,814	$12,488
Contributions	2,526	—	1,875	4,401
Distributions	(777)	(1,970)	—	(2,747)
Net gain	303	(214)	(837)	(748)
Balance as of March 31, 2020	$5,786	$1,756	$5,852	$13,394
Contributions	246	—	—	246
Distributions	(1,566)	(1,025)	(949)	(3,540)
Net gain (loss)	1,788	254	5,427	7,469
Transfer out of Level 3	—	—	(4,271)	(4,271)
Balance as of March 31, 2021	$6,254	$985	$6,059	$13,298

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows:

	March 31, 2021
			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$6,254	Adjusted net asset value	Selected market return	2%	-	12.4%	4.2%
Direct credit co-investments	$985	Discounted cash flow	Market yield	9.3%	-	9.3%	9.3%
Direct equity co-investments	$6,059	Market approach	EBITDA multiple	7.75x	-	14.75x	10.42x
		Market approach	Equity multiple	1.52x			1.52x

	March 31, 2020
			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$5,786	Adjusted net asset value	Selected market return	(7.4)%	-	(3)%	(6.2)%
Direct credit co-investments	$1,756	Discounted cash flow	Market yield	11.5%	-	12.6%	12.5%
Direct equity co-investments	$5,852	Market approach	EBITDA multiple	7.25x	-	12x	9.93x
		Market approach	Equity multiple	1.05x			1.05x

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

In May 2019, the Company transferred these investments for an agreed amount of cash of $15,750 to a Partnership that is a VIE of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing”, to qualify as a sale and, therefore, has recorded a financial liability for the secured financing which is included in other liabilities in the Consolidated Balance Sheets. The cash received was recorded as secured financing in financing activities in the Consolidated Statements of Cash Flows. As of March 31, 2021, all other investments were pledged as collateral on the Company’s secured financing.

The Company accounts for this financial liability at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral. As of March 31, 2021, the secured financing had a fair value of $17,381 and an amortized cost of $9,902. The fair value of the secured financing is estimated using Level 3 inputs with the significant input being the fair value of the other investments utilized as collateral as shown above.

The Company recognized a gain (loss) of $7,281, $(748), and $705 on other investments during the years ended March 31, 2021, 2020, and 2019 respectively and recognized a (loss) gain of $(7,281) and $43 on the secured financing liability during the years ended March 31, 2021 and 2020, respectively. Gains and losses related to other investments and the secured financing liability are recorded in non-operating income in the Consolidated Statements of Income.

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

Fiscal 2021 Transactions

In March 2021, the Company invested approximately $90,000 in Russell Investments Group, Ltd., a leading outsourced CIO (OCIO) provider and global investment solutions firm. Due to the lack of readily determinable fair values for the investment and the Company’s lack of significant influence, the Company will value the investment under the measurement alternative. Additionally, in March 2021, the Company received a distribution of $3,072 from Russell Investments Group, Ltd., which was recorded as a return of capital and decreased the carrying value of the investment.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
In December 2020, there was an observable price change for an investment held by the Company and valued under the measurement alternative. As a result of the transaction, the Company marked that investment to fair value based upon the transaction price, which resulted in an unrealized gain of $6,229 that was recorded in non-operating income in the Consolidated Statements of Income for the year ended March 31, 2021.

Fiscal 2020 Transactions

During the year ended March 31, 2020, the Company made equity investments in two private companies. The Company invested approximately $2,000 in a technology company that has developed software to automate manual data entry tasks associated with alternative investment reporting. The Company invested approximately $10,000 in a technology company which has developed a platform for investing in alternative assets. Due to the lack of readily determinable fair values for these investments, for which the Company does not have significant influence, the Company will value the investments under the measurement alternative.

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

Fiscal 2019 Transactions

The Company performs qualitative impairment assessments on its investments recorded under the measurement alternative. As of March 31, 2019, the Company determined that a quantitative assessment was required to be performed for one of its technology investments. The assessment indicated that the fair value was less than the carrying value at March 31, 2019. Prior to the impairment recorded, the carrying value of the investment was $2,990. The impairment amount was $701 and is included in non-operating income for the year ended March 31, 2019. The fair value was determined using both a discounted cash flow approach and a market approach based on guideline public companies, and is a Level 3 fair value measurement as financial projections were utilized.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
5. Variable Interest Entities

The Company consolidates certain VIEs for which it is determined that the Company is the primary beneficiary as described in Note 2.

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships, which are not wholly owned by the Company. The total assets of the consolidated general partner entities are $4,787 and $9,988 as of March 31, 2021 and 2020. The general partner entities had no liabilities other than deferred incentive fee revenue of $3,704 as of March 31, 2020. The assets of the general partner entities may only be used to settle obligations of the general partners, if any. In addition, there is no recourse to the Company for the general partners’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company sponsored and consolidates HLAH through HL Alliance Holdings Sponsor LLC, a wholly owned subsidiary of the Company. On January 15, 2021, HLAH completed an initial public offering raising total gross proceeds of $276,000 which were placed in a trust and can only be utilized for funding a business combination or the redemption of Class A shares of HLAH. In a private placement concurrent with the initial public offering, HLAH sold warrants to HL Alliance Holdings Sponsor LLC for gross proceeds of $7,520 which were used by HLAH to pay the offering costs and also provide working capital. The total assets of HLAH are $277,528 and liabilities are $17,310 as of March 31, 2021. The assets of HLAH held outside of the trust can only be used to settle obligations of HLAH and there is no recourse to the Company for HLAH’s liabilities. All warrants and Class B common stock of HLAH held by the Company are eliminated in consolidation.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Such Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of March 31, 2021, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $23,522,838 and $9,986,996, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2021	2020
Investments	$138,092	$118,696
Fees receivable	4,133	8,703
Due from related parties	837	1,194
Total VIE assets	143,062	128,593
Deferred incentive fee revenue	—	3,704
Non-controlling interests	(2,211)	(4,853)
Maximum exposure to loss	$140,851	$127,444

6. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consist of the following:

	March 31,
	2021	2020
Computer hardware and software	$6,859	$6,156
Furniture and fixtures	2,003	2,698
Leasehold improvements	22,687	6,755
Office equipment	1,822	2,230
	33,371	17,839
Less: accumulated depreciation	10,063	10,437
Furniture, fixtures, and equipment, net	$23,308	$7,402

Depreciation expense was $2,731, $2,684 and $2,040 for the years ended March 31, 2021, 2020 and 2019, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
7. Debt

The Company’s debt consisted of the following:

	As of March 31,
	2021			2020
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$73,594	$73,378	2.25%	$75,000	$74,749	2.25%
Multi-Draw Facility	75,000	74,797	3.50%	—	—	4.00%
Revolver	15,000	15,000	2.25%	—	—	2.25%
Total Debt	$163,594	$163,175		$75,000	$74,749

The Company has a Term Loan Agreement, a Revolving Loan Agreement (together the “Loan Agreements”) and a Multi-Draw Term Loan Agreement with First Republic Bank. The Term Loan Agreement has a maturity date of July 1, 2027, provides for additional uncommitted term advances not to exceed $25,000 in the aggregate until March 24, 2023, and the interest rate is a floating per annum rate equal to the prime rate minus 1.5% subject to a floor of 2.25%. The Revolving Loan Agreement has a $25,000 borrowing capacity, a maturity date of March 24, 2023, and the interest rate is a floating per annum rate equal to the prime rate minus 1.5% subject to a floor of 2.25%. The Multi-Draw Term Loan Agreement (the “Multi-Draw Facility”) provides for a term loan in the aggregate principal amount of $75,000 that may be drawn any time during a period of one year following the closing date. Borrowings accrue interest at a fixed per annum rate of 3.5% and matures on July 1, 2030. The Company fully drew the Multi-Draw Facility in March 2021.

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

The aggregate minimum principal payments on the Company’s outstanding debt are due as follows:

Fiscal year ending March 31,
2022	$16,875
2023	1,875
2024	4,688
2025	7,031
2026	18,750
Thereafter	114,375
Total	$163,594

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The fair value of the outstanding balance of the Company’s debt instruments at March 31, 2021 and 2020 approximated par value based on current market rates for similar debt instruments and are classified as Level 2 within the fair value hierarchy.

8. Equity

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Shares of Common Stock Outstanding

The following table shows a rollforward of our common stock outstanding:

	Class A	Class B
March 31, 2018	23,139,476	25,700,068
Shares issued (repurchased) in connection with offerings	4,141,921	(2,084,617)
Shares issued in connection with contingent compensation payment	11,380	—
Shares issued in connection with ESPP	7,137	—
Shares converted from units	41,435	—
Shares repurchased for employee tax withholdings	(123,928)	—
Forfeitures	(27,529)	(99,012)
Restricted stock granted	177,585	—
March 31, 2019	27,367,477	23,516,439
Shares issued (repurchased) in connection with offering	2,451,633	(1,466,712)
Shares issued in connection with contingent compensation payment	7,692	—
Shares issued in connection with ESPP	25,640	—
Shares repurchased for employee tax withholdings	(100,683)	—
Forfeitures	(27,834)	—
Restricted stock granted	118,859	—
March 31, 2020	29,842,784	22,049,727
Shares issued (repurchased) in connection with offering	6,415,760	(5,309,881)
Shares issued in connection with ESPP	23,130	—
Shares repurchased for employee tax withholdings	(69,962)	—
Forfeitures	(1,917)	—
Restricted stock granted	80,388	—
March 31, 2021	36,290,183	16,739,846

Income and equity allocations to non-controlling interests are based upon the relative ownership percentage of the consolidated variable interest entity held by non-controlling owners.

The reallocation adjustment between HLI stockholders’ equity and non-controlling interests in Hamilton Lane Advisors, L.L.C. relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.

HLA Operating Agreement

In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, HLA made distributions in excess of required tax distributions to members in an aggregate amount of $34,167, $34,014, and $30,698 for the years ended March 31, 2021, 2020, and 2019, respectively.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
March 2021 Offering

In March 2021, the Company and certain selling stockholders completed a registered offering of an aggregate of 1,453,110 shares of Class A common stock at a price of $87.36 per share (the “March 2021 Offering”). The shares sold consisted of (i) 94,245 shares held by the selling stockholders and (ii) 1,358,865 shares newly issued by the Company. The Company received approximately $118,710 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,101,365 Class B units and 257,500 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

September 2020 Offering

In September 2020, the Company and a certain selling stockholder completed a registered offering of an aggregate of 2,207,380 shares of Class A common stock at a price of $70.18 per share (the “September 2020 Offering”). The shares sold consisted of (i) 75,000 shares held by the selling stockholder and (ii) 2,132,380 shares newly issued by the Company. The Company received approximately $149,650 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,936,880 Class B units and 195,500 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

June 2020 Offering

In June 2020, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,995,757 shares of Class A common stock at a price of $70.09 per share (the “June 2020 Offering”). The shares sold consisted of (i) 71,242 shares held by the selling stockholders and (ii) 2,924,515 shares newly issued by the Company. The Company received approximately $204,979 in proceeds from the sale of its shares, net of underwriting discounts and commissions, and used all of the proceeds to settle in cash exchanges by certain members of HLA of a total of 2,271,636 Class B units and 652,879 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

September 2019 Offering

In September 2019, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,680,089 shares of Class A common stock at a price of $60.01 per share (the “September 2019 Offering”) . The shares sold consisted of (i) 228,456 shares held by the selling stockholders and (ii) 2,451,633 shares newly issued by the Company. The Company received approximately $147,122 in proceeds from the sale of its shares, net of underwriting discounts and commissions, and used all of the proceeds to settle in cash exchanges by certain members of HLA of a total of 1,466,712 Class B units and 984,921 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

9. Equity-Based Compensation

2017 Equity Incentive Plan

The Company has adopted its 2017 Equity Incentive Plan, as amended (the “Plan”), which permits the issuance of up to 5,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, or PSUs. Awards under the Plan generally vest over four years, with options expiring not more than ten years from the date of grant, three months after termination of employment or one year after the date of death or termination due to disability of the grantee. As of March 31, 2021, there were 3,252,890 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after February 28, 2027.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The change in unvested restricted stock for the year ended March 31, 2021 is as follows:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2020	441,515	$36.87
Granted	80,388	82.97
Vested	(231,129)	29.65
Forfeited	(1,917)	20.38
March 31, 2021	288,857	$55.58

The weighted-average fair value per share of restricted stock awarded during the years ended March 31, 2021, 2020 and 2019 was $82.97, $54.71, and $40.77, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2021, 2020 and 2019 was $19,961, $18,141, and $16,601, respectively. As of March 31, 2021, total unrecognized compensation expense related to restricted stock was $15,653 with a weighted-average amortization period of 3.0 years.

The total tax benefit recognized from share-based compensation for the years ended March 31, 2021, 2020 and 2019 was $1,528, $1,229 and $2,537, respectively.

Employee Share Purchase Plan

On September 6, 2018, the Company’s stockholders approved the Hamilton Lane Incorporated Employee Share Purchase Plan (as amended, the “ESPP”). The ESPP provides for a purchase price equal to 85% of the closing price of the Company’s Class A common stock on the last trading day of each offering period, which begins the first day of each fiscal quarter and ends on the last day of that fiscal quarter. Our initial offering period started January 1, 2019. At inception, there were 1,000,000 shares available for purchase through the ESPP and 944,093 shares were available as of March 31, 2021. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s Class A common stock purchased, is recognized as equity-based compensation expense on the date of each purchase. During the year ended March 31, 2021, 2020 and 2019, the Company recorded expense of $256, $220 and $47 respectively, related to the ESPP.
10. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2021	2020	2019
Base compensation and benefits	$116,371	$85,763	$79,728
Incentive fee compensation	12,869	7,192	7,785
Equity-based compensation	7,079	7,183	6,382
Contingent compensation related to acquisition	—	—	5,100
Total compensation and benefits	$136,319	$100,138	$98,995

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The Company provides defined contribution plans covering U.S., United Kingdom and Hong Kong employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines.

The Company makes discretionary and/or matching contributions to the plans, which amounted to $1,906, $1,561, and $1,507 for the years ended March 31, 2021, 2020 and 2019, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.

11. Income Taxes

The Company’s income before income taxes consisted of the following:

	Year Ended March 31,
	2021	2020	2019
Domestic income before income taxes	$190,459	$138,537	$128,035
Foreign income before income taxes	2,743	2,207	1,522
Total income before income taxes	$193,202	$140,744	$129,557

Components of income tax expense consist of the following:

	Year Ended March 31,
	2021	2020	2019
Current:
Federal	$14,121	$4,885	$7,163
State and local	2,513	754	1,269
Foreign	756	400	463
Total current income tax expense	$17,390	$6,039	$8,895
Deferred:
Federal	$7,245	$6,589	$3,654
State and local	(211)	1,315	17,917
Foreign	(7)	25	94
Total deferred income tax expense	7,027	7,929	21,665
Total income tax expense	$24,417	$13,968	$30,560

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2021	2020	2019
Federal tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.6%	1.7%	1.4%
Non-controlling interest	(7.6)%	(9.8)%	(10.8)%
Valuation allowance	(1.0)%	(0.9)%	1.9%
Deferred tax asset state apportionment changes	—%	—%	10.3%
Other	(0.4)%	(2.1)%	(0.2)%
Effective tax rate	12.6%	9.9%	23.6%

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2021	2020
Deferred tax assets:
Basis difference in HLA	$248,586	$150,309
Tax Receivable Agreement	48,480	24,020
Fixed assets	42	42
Net operating loss carryforwards	983	1,569
Valuation allowance	(46,728)	(37,969)
State taxes	586	(30)
Total deferred tax assets	$251,949	$137,941

As of March 31, 2021 and 2020, the Company had net operating loss carryforwards of $5,045 and $6,902. These net operating losses can be carried forward indefinitely. As of March 31, 2021 and 2020, it is more likely than not that the tax benefits from certain of these net operating loss carryforwards will not be realized, therefore, a valuation allowance of $176 and $768 has been established, respectively.
In connection with the offering activity in fiscal 2021 and related unit exchanges, the Company recorded a deferred tax asset in the amount of $121,065, which is net of a valuation allowance of $9,591 related to the portion of tax benefits that it is more likely than not will not be realized. Additionally, in connection with recording the deferred tax asset for the fiscal 2021 offerings and related unit exchanges, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $102,052.
The Company believes it is more likely than not that the deferred tax assets (except those identified above) will be realized based on the Company’s historic earnings, forecasted income, and the reversal of temporary differences.  The net change in the valuation allowance was an increase of $8,759, which was recorded through additional paid-in-capital and income tax expense.

As of March 31, 2021, 2020, and 2019, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.

The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2021, the Company’s income tax returns from 2017 remain open and are subject to examination.

Tax Receivable Agreement

The Company has recorded a liability related to the TRA of $194,764 and $98,956 as of March 31, 2021 and 2020. A payment of $6,894 and $1,952 was made during the year ended March 31, 2021 and 2020. In the event that the valuation allowance related to tax benefits associated with the tax receivable agreement is released in a future period, an additional estimated payable will be due to the TRA Recipients of $13,679.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31,
	2021	2020	2019
Basic net income per share:
Numerator
Net income attributable to HLI	$98,022	$60,825	$33,573
Less: Deemed dividend for the accretion of redeemable non-controlling interest	(4,637)	—	—
Net income attributable to Class A common stockholders - basic	$93,385	$60,825	$33,573
Denominator
Weighted-average shares of Class A common stock outstanding - basic	33,152,318	28,088,578	23,836,401
Basic earnings per share	$2.82	$2.17	$1.41

Diluted earnings per share:
Numerator
Net income attributable to Class A common stockholders - basic	$93,385	$60,825	$33,573
Adjustment to net income:
Assumed vesting of employee awards	229	352	355
Net income attributable to Class A common stockholders - diluted	$93,614	$61,177	$33,928
Denominator
Weighted-average shares of Class A common stock outstanding - basic	33,152,318	28,088,578	23,836,401
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	210,047	350,194	462,394
Weighted-average shares of Class A common stock outstanding - diluted	33,362,365	28,438,772	24,298,795
Diluted earnings per share	$2.81	$2.15	$1.40

The calculations of diluted earnings per share exclude 17,553,234, 23,968,994, and 26,420,627 outstanding Class B and C units of HLA for the years ended March 31, 2021, 2020 and 2019, respectively, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

13. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $199,422, $161,323, and $134,343 for the years ended March 31, 2021, 2020 and 2019, respectively. The Company earned incentive fees from Partnerships of $47,962, $24,077, and $31,876 for the years ended March 31, 2021, 2020 and 2019, respectively.

Fees receivable from the Partnerships were $14,814 and $16,970 as of March 31, 2021 and 2020, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

Expenses and Payables

The Company entered into a service agreement on June 1, 2017 with a joint venture pursuant to which it incurred expenses of $3,978, $5,289 and $5,058 for the years ended March 31, 2021, 2020, and 2019 respectively, which amounts are included in general, administrative and other expenses in the Consolidated Statements of Income. The Company also has a payable to the joint venture of $325 and $428 as of March 31, 2021 and 2020, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

Other Transactions

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

On January 31, 2020, the Company entered into an asset purchase agreement with one of its equity method investments for the code and an exclusive license to distribute the Cobalt LP software. The cost of the asset acquisition was $6,373, which consisted of an upfront cash payment of $4,000, a previously deferred cash payment of $1,000 made during the fiscal year ended March 31, 2021, contribution of equity shares of the investee valued at $2,201 and direct transaction fees of $172. The assets purchased were recorded as intangible assets in other assets in the Consolidated Balance Sheets and will be amortized over 7 years.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
14. Supplemental Cash Flow Information

	Year Ended March 31,
	2021	2020	2019
Cash paid during the year for interest	$1,986	$2,854	$2,966
Cash paid during the year for income taxes	$6,331	$7,804	$10,176
Cumulative-effect adjustment from adoption of accounting guidance	$—	$—	$997
Shares issued for contingent compensation payment	$—	$425	$425
Establishment of lease liability in exchange for ROU asset	$61,725	$14,776	$—

Non-cash investing activities:
Conversion of note receivable	$—	$902	$—
Contribution of investment for purchase of intangible assets	$—	$2,201	$—
Non-cash financing activities:
Establishment of net deferred tax assets related to tax receivable agreement	$121,065	$37,394	$56,010
Deferred underwriter fees related to consolidated entity	$9,660	$—	$—
Dividends declared but not paid	$11,201	$8,027	$5,673
Members’ distributions declared but not paid	$16,877	$5,829	$17,081

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

Incentive Fees

The Partnerships have allocated carried interest, which has not yet been received or recognized, in the amounts of $648,772 and $441,150 at March 31, 2021 and 2020, respectively, of which $3,704 at March 31, 2020 was received and deferred by the Company.

If the Company ultimately receives the unrecognized carried interest, a total of $162,193 and $110,288 as of March 31, 2021 and 2020, respectively, would be potentially payable to certain employees and third parties pursuant to compensation arrangements related to the carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as this liability is not yet probable.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world, which have remaining lease terms of one year to 17 years. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The Company entered into a 17 year lease agreement for its new headquarters in a newly constructed building. The Company was granted access to the space in October 2020 to begin building various leasehold improvements and expects to move into the property in June 2021.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Year Ended March 31,
	2021	2020
Operating lease costs	$5,216	$4,838
Variable lease costs	$863	$557
Cash paid for amounts included in the measurement of operating lease liabilities	$7,352	$5,108

Weighted average remaining lease term (in years)	15.4	2.9
Weighted average discount rate	3.4%	5.2%

Total lease expense was $5,851 for the year ended March 31, 2019 and was recorded on the straight-line basis and included in general, administrative and other expenses in the Consolidated Statements of Income.

As of March 31, 2021, the maturities of operating lease liabilities were as follows:

FY2022	$6,189
FY2023	6,806
FY2024	6,193
FY2025	5,691
FY2026	5,078
Thereafter	71,808
Total lease payments	$101,765
Less: imputed interest	(26,484)
Total operating lease liabilities	$75,281

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $201,442 and $143,489 as of March 31, 2021 and 2020, respectively.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
16. Quarterly Financial Information (Unaudited)

	For the quarter ended
	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021
Total revenues	$69,744	$84,431	$84,583	$102,877
Total expenses	40,911	46,117	41,864	57,015
Net income	4,968	44,599	54,632	64,586
Net income attributable to HLI	3,246	21,813	33,203	39,760
Earnings per share of Class A common stock:
Class A - Basic	$.11	$.66	$.96	$1.01
Class A - Diluted	$.11	$.66	$.96	$1.00

	For the quarter ended
	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020
Total revenues	$64,686	$64,292	$68,138	$76,932
Total expenses	37,693	37,367	39,246	43,313
Net income	27,453	32,273	28,437	38,613
Net income attributable to HLI	11,381	15,299	13,497	20,648
Earnings per share of Class A common stock:
Class A - Basic	$.43	$.56	$.46	$.71
Class A - Diluted	$.42	$.56	$.46	$.70

17. Subsequent Events

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,000, of which $10,000 was paid on the closing date of the acquisition. The the remaining $3,000 will be paid in two equal installments on the first and second anniversaries of the closing. The preliminary purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,850. The Company expects to record approximately $7,145 of intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623 of goodwill. The remaining assets acquired and liabilities assumed are not expected to be material to the consolidated financial statements. The purchase price and allocation are still preliminary and subject to change as the valuation is finalized.

On April 22, 2021, the Company amended its Term Loan Agreement to provide an additional $25,000 of committed borrowing capacity and amended its Multi-Draw Facility to increase the maximum commitment amount from $75,000 to $100,000 as well as extend the period to request an advance under the facility until March 31, 2022.

On May 27, 2021, the Company declared a quarterly dividend of $0.35 per share of Class A common stock to record holders at the close of business on June 15, 2021. The payment date will be July 7, 2021.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2021. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2021.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2021.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2021, which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV
Item 15. Exhibit and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1. All financial statements. See Index to Consolidated Financial Statements in Item 8 of this Form 10-K.

2. Financial Statement Schedules. Financial statement schedules are omitted as they are either not required or the information is otherwise included in the consolidated financial statements.

3. Exhibits. See Exhibit Index.

Item 16. Form 10-K Summary
Omitted at the Company’s option.

Exhibit Index

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
4.1	Description of Common Stock of Hamilton Lane Incorporated	10-K	4.1	5/30/19	001-38021
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/17	001-38021
10.2	Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of February 26, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	S-1	10.2	2/26/18	333-223235
10.3	Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.3	6/14/18	001-38021
10.4	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17	001-38021
10.5	Amendment No. 1 to Tax Receivable Agreement, dated December 31, 2020, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and each of the other persons and entities party thereto	10-Q	10.1	2/2/21	001-38021
10.6	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17	001-38021
10.7	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18	001-38021
10.8	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.9	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17	001-38021
10.10†	Hamilton Lane Incorporated 2017 Equity Incentive Plan	S-1/A	10.6	2/16/17	333-215846
10.11†	Amendment No. 1 to the Hamilton Lane Incorporated 2017 Equity Incentive Plan	10-Q	10.2	2/9/18	001-38021
10.12†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17	333-215846
10.13†	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.1	2/9/18	001-38021
10.14†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17	333-215846
10.15†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18	001-38021
10.16†	Hamilton Lane Incorporated Employee Share Purchase Plan	DEF14A	Appendix A	7/27/18	001-38021
10.17†	Amendment No. 1 to the Hamilton Lane Incorporated Employee Share Purchase Plan	10-Q	10.1	8/4/20	001-38021
10.18†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17	333-215846
10.19○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	8/25/17	001-38021
10.20	First Amendment to Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	3/25/20	001-38021
10.21	Second Amendment to Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.1	11/4/20	001-38021
10.22	Third Amendment to Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	4/27/21	001-38021
10.23○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	8/25/17	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.24	First Amendment to Revolving Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	3/25/20	001-38021
10.25	Second Amendment to Revolving Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.2	11/4/20	001-38021
10.26○	Multi-Draw Term Loan and Security Agreement, dated March 24, 2020, by the between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	3/25/20	001-38021
10.27	First Amendment to Multi-Draw Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.3	11/4/20	001-38021
10.28	Second Amendment to Multi-Draw Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	4/27/21	001-38021
10.29†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17	001-38021
10.30†	Offer Letter of Atul Varma, dated November 25, 2019	8-K	10.1	1/2/20	001-38021
10.31○	Investment Agreement, dated March 29, 2021, by and between Russell Investments Group, Ltd. and Hamilton Lane Advisors, L.L.C.					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
101	The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 27th day of May, 2021.

HAMILTON LANE INCORPORATED

By:	/s/ Mario L. Giannini
Name: Mario L. Giannini
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 27th day of May, 2021.

Signature	Title

/s/ Hartley R. Rogers	Chairman of the Board of Directors
Hartley R. Rogers

/s/ Mario L. Giannini	Chief Executive Officer and Director (Principal Executive Officer)
Mario L. Giannini

/s/ Atul Varma	Chief Financial Officer and Treasurer (Principal Financial Officer)
Atul Varma

/s/ Michael T. Donohue	Controller (Principal Accounting Officer)
Michael T. Donohue

/s/ Erik R. Hirsch	Vice Chairman and Director
Erik R. Hirsch

/s/ David J. Berkman	Director
David J. Berkman

/s/ R. Vann Graves	Director
R. Vann Graves

/s/ O. Griffith Sexton	Director
O. Griffith Sexton

/s/ Leslie F. Varon	Director
Leslie F. Varon