Form 10-K/A
period 2021-03-31
Hamilton Lane INC
filed 2021-07-15
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________________

Commission file number 001-38021

HAMILTON LANE INCORPORATED

(Exact name of Registrant as specified in its charter)

Delaware		26-2482738
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
110 Washington Street,	Suite 1300
Conshohocken,	PA	19428
(Address of principal executive offices)		(Zip Code)
(610) 934-2222
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	HLNE	The Nasdaq Stock Market LLC
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Hamilton Lane Incorporated (the “Company”) for the fiscal year ended March 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021 (the “Original Filing”).
The Company is filing this Amendment to: (i) amend Item 9B of Part II to disclose information regarding compensatory awards to certain of the Company’s named executive officers that was required to be disclosed on a Current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, but which was not timely reported on a Form 8-K during that period; (ii) amend the Exhibit Index referenced in Item 15 of Part IV to add related Exhibits 10.32, 10.33 and 10.34; and (iii) update the Company’s well-known seasoned issuer status as a result of the foregoing. This Amendment also contains currently dated certifications under the Sarbanes-Oxley Act of 2002, filed as exhibits 31.3, 31.4 and 32.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, this Amendment contains only the changes noted above. Those sections or exhibits of the Original Filing that are unaffected by this Amendment (including the financial statements included in the Original Filing) are not included herein.
This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing or modified those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART II

Item 9B. Other Information

Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
In January 2021, Hamilton Lane Incorporated (the “Company”) closed an initial public offering (“IPO”) for a special purpose acquisition company, Hamilton Lane Alliance Holdings I, Inc. (“HLAH”). HLAH is sponsored by HL Alliance Holdings Sponsor LLC (the “Sponsor”), an indirect wholly-owned subsidiary of the Company. As part of HLAH’s initial public offering, the Sponsor purchased 5,013,333 warrants from HLAH (the “Warrants”). Each Warrant entitles its holder to purchase one share of Class A common stock of HLAH, par value $0.0001 per share (each, a “Share”), at an exercise price of $11.50 per Share, subject to adjustment.
On March 3, 2021, the Compensation Committee of the Company’s Board of Directors approved the transfer by the Sponsor of Warrants to certain employees of the Company as permitted transferees for services rendered in connection with HLAH, including the following named executive officers:

Name	Number of Warrants	Grant Date Fair Value
Erik R. Hirsch	501,333	$576,533
Atul Varma	75,200	$86,480
Subject to certain conditions, the Warrants become exercisable upon the later of: (i) the date that is 30 days after the date on which HLAH completes a merger or other business combination with a target company (a “Business Combination”); or (ii) the date that is 12 months from the date of the closing of the HLAH IPO, and terminating on the earliest to occur of: (x) the date that is five years after the date on which HLAH completes its initial Business Combination; or (y) the liquidation of HLAH if HLAH fails to complete a Business Combination. If HLAH does not complete a Business Combination within the prescribed period, the Warrants will expire worthless. The Warrants will generally be non-redeemable for cash and exercisable on a cashless basis so long as they are held by permitted transferees. Additionally, the Warrants may only be transferred to permitted transferees until 30 days after the completion of a Business Combination.
The foregoing description of the Warrants does not purport to be complete and is qualified in its entirety by reference to the: (i) Warrant Agreement, dated January 15, 2021, by and between HLAH and Continental Stock Transfer & Trust Company; (ii) Letter Agreement, dated January 15, 2021, among HLAH, the Sponsor and each of HLAH’s officers and directors; and (iii) Form of Warrant Assignment and Transfer, which are each filed as exhibits to this Form 10-K/A and incorporated herein by reference as if fully set forth hereto.

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

3. Exhibits. See Exhibit Index.

Exhibit Index

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
4.1	Description of Common Stock of Hamilton Lane Incorporated	10-K	4.1	5/30/19	001-38021
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/17	001-38021
10.2	Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of February 26, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	S-1	10.2	2/26/18	333-223235
10.3	Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.3	6/14/18	001-38021
10.4	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17	001-38021
10.5	Amendment No. 1 to Tax Receivable Agreement, dated December 31, 2020, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and each of the other persons and entities party thereto	10-Q	10.1	2/2/21	001-38021
10.6	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17	001-38021
10.7	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18	001-38021
10.8	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.9	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17	001-38021
10.10†	Hamilton Lane Incorporated 2017 Equity Incentive Plan	S-1/A	10.6	2/16/17	333-215846
10.11†	Amendment No. 1 to the Hamilton Lane Incorporated 2017 Equity Incentive Plan	10-Q	10.2	2/9/18	001-38021
10.12†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17	333-215846
10.13†	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.1	2/9/18	001-38021
10.14†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17	333-215846
10.15†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18	001-38021
10.16†	Hamilton Lane Incorporated Employee Share Purchase Plan	DEF14A	Appendix A	7/27/18	001-38021
10.17†	Amendment No. 1 to the Hamilton Lane Incorporated Employee Share Purchase Plan	10-Q	10.1	8/4/20	001-38021
10.18†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17	333-215846
10.19○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	8/25/17	001-38021
10.20	First Amendment to Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	3/25/20	001-38021
10.21	Second Amendment to Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.1	11/4/20	001-38021
10.22	Third Amendment to Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	4/27/21	001-38021
10.23○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	8/25/17	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.24	First Amendment to Revolving Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	3/25/20	001-38021
10.25	Second Amendment to Revolving Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.2	11/4/20	001-38021
10.26○	Multi-Draw Term Loan and Security Agreement, dated March 24, 2020, by the between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	3/25/20	001-38021
10.27	First Amendment to Multi-Draw Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.3	11/4/20	001-38021
10.28	Second Amendment to Multi-Draw Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	4/27/21	001-38021
10.29†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17	001-38021
10.30†	Offer Letter of Atul Varma, dated November 25, 2019	8-K	10.1	1/2/20	001-38021
10.31○	Investment Agreement, dated March 29, 2021, by and between Russell Investments Group, Ltd. and Hamilton Lane Advisors, L.L.C.	10-K	10.31	5/27/21	001-38021
10.32†	Warrant Agreement, dated January 15, 2021, by and between Hamilton Lane Alliance Holdings I, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to the listed filing of Hamilton Lane Alliance Holdings I, Inc.)	8-K	4.1	1/19/21	001-39884
10.33†	Letter Agreement, dated January 15, 2021, among Hamilton Lane Alliance Holdings I, Inc., HL Alliance Holdings Sponsor LLC and each of the Company’s officers and directors (incorporated by reference to the listed filing of Hamilton Lane Alliance Holdings I, Inc.)	8-K	10.1	1/19/21	001-39884
10.34†	Form of Warrant Assignment and Transfer					X
21.1	List of Subsidiaries	10-K	21.1	5/27/21	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
23.1	Consent of Independent Registered Public Accounting Firm	10-K	23.1	5/27/21	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.1	5/27/21	001-38021
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	31.2	5/27/21	001-38021
31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.	10-K	101	5/27/21	001-38021
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of July, 2021.

HAMILTON LANE INCORPORATED

By:	/s/ Mario L. Giannini
Name: Mario L. Giannini
Title: Chief Executive Officer