Form 10-Q
period 2021-06-30
Hamilton Lane INC
filed 2021-08-03
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 2, 2021, there were 36,289,802 shares of the registrant’s Class A common stock, par value $0.001, and 16,739,846 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, as amended (our “2021 Form 10-K”), and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2021	2021
Assets
Cash and cash equivalents	$73,124	$87,025
Restricted cash	3,048	3,041
Fees receivable	29,047	29,202
Prepaid expenses	5,998	6,143
Due from related parties	2,359	2,495
Furniture, fixtures and equipment, net	27,091	23,308
Lease right-of-use assets, net	61,916	64,384
Investments	377,988	368,836
Deferred income taxes	243,989	251,949
Other assets	31,672	17,821
Assets of consolidated variable interest entities:
Cash and cash equivalents	76	311
Investments held in trust	276,019	276,003
Investments	5,942	4,787
Other assets	1,033	1,214
Total assets	$1,139,302	$1,136,519
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$3,154	$2,173
Accrued compensation and benefits	31,604	29,415
Accrued members’ distributions	10,733	16,877
Accrued dividend	12,600	11,201
Debt	147,648	163,175
Payable to related parties pursuant to tax receivable agreement	194,225	194,764
Lease liabilities	76,257	75,281
Other liabilities (includes $17,538 and $17,381 at fair value)	28,160	36,122
Liabilities of consolidated variable interest entities:
Other liabilities	19,497	17,310
Total liabilities	523,878	546,318

Commitments and contingencies (Note 16)

Redeemable non-controlling interests	276,000	276,000

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 36,290,015 and 36,290,183 issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	36	36
Class B common stock, $0.001 par value, 50,000,000 authorized; 16,739,846 issued and outstanding as of June 30, 2021 and March 31, 2021	17	17
Additional paid-in-capital	150,345	150,564
Retained earnings	103,080	87,512
Total Hamilton Lane Incorporated stockholders’ equity	253,478	238,129
Non-controlling interests in general partnerships	2,561	2,211
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	83,385	73,861
Total equity	339,424	314,201
Total liabilities, redeemable non-controlling interests and equity	$1,139,302	$1,136,519
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2021	2020
Revenues
Management and advisory fees	$73,884	$67,267
Incentive fees	2,364	2,244
Consolidated variable interest entities related:
Incentive fees	2,747	233
Total revenues	78,995	69,744
Expenses
Compensation and benefits	26,732	30,351
General, administrative and other	16,154	10,560
Consolidated variable interest entities related:
General, administrative and other	359	—
Total expenses	43,245	40,911
Other income (expense)
Equity in income (loss) of investees	20,049	(17,045)
Interest expense	(1,165)	(487)
Interest income	423	24
Non-operating income (expense)	3,603	(275)
Consolidated variable interest entities related:
Equity in income (loss) of investees	229	(4,158)
Unrealized loss	(2,244)	—
Total other income (expense)	20,895	(21,941)
Income before income taxes	56,645	6,892
Income tax expense	11,964	1,924
Net income	44,681	4,968
Less: Income (loss) attributable to non-controlling interests in general partnerships	213	(2,010)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,296	3,732
Less: (Loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	(2,996)	—
Net income attributable to Hamilton Lane Incorporated	$28,168	$3,246

Basic earnings per share of Class A common stock	$0.78	$0.11
Diluted earnings per share of Class A common stock	$0.78	$0.11
Dividends declared per share of Class A common stock	$0.35	$0.3125
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2021	2020
Net income	$44,681	$4,968
Other comprehensive income (loss), net of tax
Foreign currency translation	—	(10)
Total other comprehensive income (loss), net of tax	—	(10)
Comprehensive income	44,681	4,958
Less:
Comprehensive income (loss) attributable to non-controlling interests in general partnerships	213	(2,010)
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,296	3,728
Comprehensive (loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	(2,996)	—
Total comprehensive income attributable to Hamilton Lane Incorporated	$28,168	$3,240
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2021	$36	$17	$150,564	$87,512	$—	$2,211	$73,861	$314,201
Net income	—	—	—	28,168	—	213	19,296	47,677
Equity-based compensation	—	—	1,573	—	—	—	768	2,341
Repurchase of Class A shares for employee tax withholding	—	—	(46)	—	—	—	(22)	(68)
Dividends declared	—	—	—	(12,600)	—	—	—	(12,600)
Capital contributions from non-controlling interests, net	—	—	—	—	—	137	—	137
Member distributions	—	—	—	—	—	—	(9,665)	(9,665)
Employee Share Purchase Plan share issuance	—	—	267	—	—	—	130	397
Accretion of redeemable non-controlling interest	—	—	(2,013)	—	—	—	(983)	(2,996)
Balance at June 30, 2021	$36	$17	$150,345	$103,080	$—	$2,561	$83,385	$339,424

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$4,853	$77,757	$237,401
Net income (loss)	—	—	—	3,246	—	(2,010)	3,732	4,968
Other comprehensive loss	—	—	—	—	(6)	—	(4)	(10)
Equity-based compensation	—	—	997	—	—	—	761	1,758
Deferred tax adjustment	—	—	8,414	—	—	—	—	8,414
Dividends declared	—	—	—	(10,102)	—	—	—	(10,102)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(188)	—	(188)
Member distributions	—	—	—	—	—	—	(9,967)	(9,967)
Secondary offerings	3	(2)	9,522	—	—	—	(9,525)	(2)
Employee Share Purchase Plan share issuance	—	—	192	—	—	—	147	339
Equity reallocation between controlling and non-controlling interests	—	—	(267)	—	—	—	267	—
Balance at June 30, 2020	$33	$20	$126,585	$40,234	$(84)	$2,655	$63,168	$232,611

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2021	2020
Operating activities:
Net income	$44,681	$4,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,378	1,004
Change in deferred income taxes	7,960	(638)
Change in payable to related parties pursuant to tax receivable agreement	(539)	—
Equity-based compensation	2,341	1,748
Equity in (income) loss of investees	(20,049)	17,045
Fair value adjustment of other investment	(3,455)	—
Proceeds received from investments	3,381	157
Non-cash lease expense	3,522	822
Other	(849)	23
Changes in operating assets and liabilities:
Fees receivable	155	6,707
Prepaid expenses	177	1,071
Due from related parties	136	452
Other assets	(1,613)	424
Accounts payable	976	(820)
Accrued compensation and benefits	2,189	12,639
Lease liability	771	(763)
Other liabilities	(10,917)	(1,542)
Consolidated variable interest entities related:
Unrealized loss on warrants measured at fair value	2,244	—
Equity in (income) loss of investees	(229)	4,158
Other assets and liabilities	129	—
Net cash provided by operating activities	32,389	47,455
Investing activities:
Purchase of furniture, fixtures and equipment	(4,535)	(998)
Purchase of other investments	(298)	—
Cash paid for acquisition of business	(10,096)	—
Distribution from investment valued under the measurement alternative	12,739	—
Distributions received from investments	13,281	4,162
Contributions to investments	(15,522)	(9,238)
Net cash used in investing activities	(4,431)	(6,074)
Financing activities:
Proceeds from offerings	—	204,979
Purchase of membership interests	—	(204,979)
Repayments of debt	(469)	—
Repayment of revolver	(15,000)	—
Repurchase of Class B common stock	—	(2)
Repurchase of Class A shares for employee tax withholding	(68)	—
Proceeds received from issuance of shares under Employee Share Purchase Plan	397	339
Payments to related parties, pursuant to tax receivable agreement	—	(36)
Dividends paid	(11,201)	(8,027)
Other	(74)	—
Members’ distributions paid	(15,809)	(12,429)
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	232	32
Distributions to non-controlling interest in general partnerships	(95)	(220)
Net cash used in financing activities	(42,087)	(20,343)
Effect of exchange rate changes on cash and cash equivalents	—	(10)
(Decrease) increase in cash, cash equivalents, and restricted cash	(14,129)	21,028
Cash, cash equivalents, and restricted cash at beginning of the period	90,377	53,210
Cash, cash equivalents, and restricted cash at end of the period	$76,248	$74,238

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
	Three Months Ended June 30,
	2021	2020
Cash and cash equivalents	$73,124	$71,091
Restricted cash	3,048	3,147
Cash and cash equivalents held at consolidated variable interest entities	76	—
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$76,248	$74,238
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1.Organization

Hamilton Lane Incorporated (“HLI”) is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of June 30, 2021 and March 31, 2021, HLI held approximately 67.2% and 67.2%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. Given the amount of uncertainty regarding the scope and duration of the

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on the Company’s financial statements. In addition, certain impacts may not be reported in the current quarter due to the Company’s investments in partnerships and unrealized carried interest amounts, which are reported on a three-month lag, as discussed below in “Accounting for Differing Fiscal Periods”.

Accounting for Differing Fiscal Periods

The Partnerships primarily have a fiscal year end as of December 31, and the Company accounts for its investments in the Partnerships using a three-month lag due to the timing of financial information received from the investments held by the Partnerships. The Partnerships primarily invest in private equity funds, which generally require at least 90 days following the calendar year end to present audited financial statements. The Company records its share of capital contributions to and distributions from the Partnerships in investments in the Condensed Consolidated Balance Sheets during the three-month lag period.

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
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and advisory fees	2021	2020
Specialized funds	$33,388	$32,231
Customized separate accounts	24,500	23,515
Advisory	6,366	6,765
Reporting and other	5,282	2,836
Distribution management	4,121	1,727
Fund reimbursement revenue	227	193
Total management and advisory fees	$73,884	$67,267

	Three Months Ended June 30,
Incentive fees	2021	2020
Specialized funds	$1,659	$1,985
Customized separate accounts	705	259
Consolidated variable interest related:
Specialized funds	2,747	233
Total incentive fees	$5,111	$2,477

Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $979 and $964 as of June 30, 2021 and March 31, 2021, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $129 and $128 for the three months ended June 30, 2021 and 2020, respectively, and is included in compensation and benefits in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	June 30,	March 31,
	2021	2021
Equity method investments in Partnerships	$258,618	$240,337
Other equity method investments	1,338	1,297
Other investments	23,993	17,381
Investments valued under the measurement alternative	94,039	109,821
Total Investments	$377,988	$368,836

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized an equity method income (loss) related to its investments in Partnerships and other equity method investments of $20,049 and $(17,045) for the three months ended June 30, 2021 and 2020, respectively.

Other investments

The Company’s other investments represent a publicly traded security and investments in private equity funds and direct credit and equity co-investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit co-investments are debt securities classified as trading securities. The direct equity co-investments and private equity funds are measured at fair value with unrealized holding gains and losses included in earnings.

The Company accounts for its secured financing at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral which are estimated using Level 3 inputs with the significant inputs as shown below.

The Company recognized a gain on other investments held as collateral of $814 and $3,653 during the three months ended June 30, 2021 and 2020, respectively, that are recorded in other non-operating income. The Company recognized a loss on the secured financing liability of $814 and $3,653 during the three months ended June 30, 2021 and 2020, respectively, that are recorded in other non-operating income in the Condensed Consolidated Statement of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Investments valued under the measurement alternative

During the quarter ended June 30, 2021, an investment held by the Company and valued under the measurement alternative launched an initial public offering (“IPO”) and began trading on a public exchange. As part of the IPO, the Company agreed to a lockup restriction on selling or transferring the security for a period of 180 days. As the investment has a readily determinable fair value at the end of each reporting period, it no longer qualifies to be recorded under the measurement alternative. At each reporting period going forward, the investment will be recorded at fair value with changes in value recorded to net income. The Company reclassified the investment into other investments and transferred it into Level 3 of the fair value hierarchy based upon the lockup restrictions. The Company recorded an unrealized gain of $3,455 that was recorded in other non-operating income in the Condensed Consolidated Statement of Income for the three months ended June 30, 2021.

5. Fair Value Measurement

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$—	$3,665	$20,328	$23,993	$12,614
Investments held in trust	276,019	—	—	276,019	276,000
Total financial assets	$276,019	$3,665	$20,328	$300,012	$288,614

Financial liabilities
Warrant liability(1)	$8,281	$1,331	$—	$9,612
Secured financing(2)	—	3,665	13,873	17,538
Total financial liabilities	$8,281	$4,996	$13,873	$27,150
	As of March 31, 2021
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$—	$4,083	$13,298	$17,381	$9,902
Investments held in trust	276,003	—	—	276,003	276,000
Total financial assets	$276,003	$4,083	$13,298	$293,384	$285,902

Financial liabilities
Warrant liability(1)	$6,348	$1,020	$—	$7,368
Secured financing(2)	—	4,083	13,298	17,381
Total financial liabilities	$6,348	$5,103	$13,298	$24,749

(1) Warrant liability is recorded within other liabilities of consolidated variable interests in the Condensed Consolidated Balance Sheet.
(2) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheet.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Publicly traded equity security	Total other investments
Balance as of March 31, 2021	$6,254	$985	$6,059	$—	$13,298
Contributions	30	—	28	—	58
Distributions	(95)	(202)	—	—	(297)
Net gain	577	12	225	—	814
Transfer in/(out)	—	—	—	6,455	6,455
Balance as of June 30, 2021	$6,766	$795	$6,312	$6,455	$20,328

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of March 31, 2020	$5,786	$1,756	$5,852	$13,394
Contributions	28	—	—	28
Distributions	(248)	(42)	—	(290)
Net gain	998	94	2,561	3,653
Balance as of June 30, 2020	$6,564	$1,808	$8,413	$16,785

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of financial assets were as follows, as of June 30, 2021:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$6,766	Adjusted net asset value	Selected market return	5.0%	-	5.7%	5.6%
Direct credit co-investments	$795	Discounted cash flow	Market yield	9.0%	-	9.0%	9.0%
Direct equity co-investments	$6,312	Market approach	EBITDA multiple	7.75x	-	14.50x	10.29x
		Market approach	Equity multiple	1.5x			1.5x
Publicly traded equity security	$6,455	Market approach	Illiquidity discount	7.8%			7.8%

For the significant unobservable inputs listed in the table above: (1) a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively; (2) a significant increase or decrease in the market yield would result in a significantly lower or higher fair value measurement, respectively; (3) a significant increase or decrease in the selected multiple would result in a significantly higher or lower fair value measurement, respectively; and (4) a

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

significant increase or decrease in the illiquidity discount would result in a significantly lower or higher fair value measurement, respectively.

6. Acquisitions

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,096, of which $10,096 was paid on the closing date of the acquisition. The remaining $3,000 will be paid in two equal installments on the first and second anniversaries of the closing. The purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,946. The Company recorded $7,145 of definite lived intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed are not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of 361 Capital, LLC were not material for the three months ended June 30, 2021 and 2020, and as such, pro forma information related to this acquisition is not presented.

7. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships, which are not wholly-owned by the Company. The total assets of the consolidated general partner entities are $5,942 and $4,787 as of June 30, 2021 and March 31, 2021, respectively, and are recorded in investments of consolidated variable interest entities in the Condensed Consolidated Balance Sheets. The consolidated general partner entities had no liabilities as of June 30, 2021 and March 31, 2021. The assets of the consolidated general partner entities represent equity method-investments in direct/co-investment funds and customized separate accounts and may only be used to settle obligations of the consolidated general partner entities, if any. In addition, there is no recourse to the Company for the consolidated general partner entities’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company sponsored and consolidates Hamilton Lane Alliance Holdings I, Inc. (“HLAH”) through HL Alliance Holdings Sponsor LLC, an indirect wholly-owned subsidiary of the Company. On January 15, 2021, HLAH completed an IPO raising total gross proceeds of $276,000 which were placed in a trust and can only be utilized for funding a business combination or the redemption of Class A shares of HLAH. In a private placement concurrent with the IPO, HLAH sold warrants to HL Alliance Holdings Sponsor LLC for gross proceeds of $7,520 which were used by HLAH to pay the offering costs and also to provide working capital. The total assets of HLAH were $277,128 and $277,528 as of June 30, 2021 and March 31, 2021, respectively. The total liabilities of HLAH were $19,497 and $17,310 as of June 30, 2021 and March 31, 2021, respectively. The assets of HLAH held outside of the trust can only be used to settle obligations of HLAH, and there is no recourse to the Company for HLAH’s liabilities. All warrants and Class B common stock of HLAH held by the Company are eliminated in consolidation.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of June 30, 2021, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $24,144,410 and $9,386,316, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

The maximum exposure to loss represents the potential loss of assets recognized by the Company relating to these unconsolidated entities. The Company believes that its maximum exposure to loss is limited because it establishes separate limited partnerships or limited liability companies to serve as the general partner or managing member of the Partnerships.

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheet related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30,	March 31,
	2021	2021
Investments	$147,701	$138,092
Fees receivable	6,081	4,133
Due from related parties	1,014	837
Total VIE Assets	154,796	143,062
Non-controlling interests	(2,561)	(2,211)
Maximum exposure to loss	$152,235	$140,851

8. Debt

The Company’s debt consisted of the following:

	As of June 30, 2021			As of March 31, 2021
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$73,125	$72,918	2.25%	$73,594	$73,378	2.25%
Multi-Draw Facility	75,000	74,730	3.50%	75,000	74,797	3.50%
Revolver	—	—	2.25%	15,000	15,000	2.25%
Total Debt	$148,125	$147,648		$163,594	$163,175

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

On April 22, 2021, the Company amended its Term Loan and Security Agreement with First Republic Bank to provide an additional $25,000 of committed borrowing capacity and amended its Multi-Draw Term Loan and Security Agreement with First Republic Bank to increase the maximum commitment amount from $75,000 to $100,000 and extend the period to request an advance under the facility until March 31, 2022.

The carrying amount of the Company’s outstanding debt as of June 30, 2021 and March 31, 2021 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

9. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2021:

	Class A Common Stock	Class B Common Stock
March 31, 2021	36,290,183	16,739,846
Forfeitures	(568)	—
Shares repurchased for employee tax withholdings	(5,891)	—
Restricted stock granted	1,155	—
Shares issued pursuant to Employee Share Purchase Plan	5,136	—
June 30, 2021	36,290,015	16,739,846

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

10. Equity-Based Compensation

A summary of restricted stock activity for the three months ended June 30, 2021 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2021	288,857	$55.58
Granted	1,155	$82.72
Vested	(16,590)	$47.74
Forfeited	(568)	$61.42
June 30, 2021	272,854	$56.16

As of June 30, 2021, total unrecognized compensation expense related to restricted stock was $13,442.

11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2021	2020
Base compensation and benefits	$23,137	$27,986
Incentive fee compensation	1,254	617
Equity-based compensation	2,341	1,748
Total compensation and benefits	$26,732	$30,351

12. Income Taxes

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

The Company’s effective tax rate was 21.1% and 27.9% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rates were different from the statutory rates due to the portion of income allocated to the non-controlling entities, and valuation allowance recorded against deferred tax assets recorded in the periods.

As of June 30, 2021, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020

	Net income attributable to HLI	Weighted-Average Shares	Per share amount	Net income attributable to HLI	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$28,168	36,003,089	$0.78	$3,246	30,237,450	$0.11
Adjustment to net income:
Assumed vesting of employee awards	34			9
Effect of dilutive securities:
Assumed vesting of employee awards		125,905			202,702
Diluted EPS of Class A common stock	$28,202	36,128,994	$0.78	$3,255	30,440,152	$0.11

The calculations of diluted earnings per share exclude 17,553,234 outstanding Class B and Class C units of HLA for the three months ended June 30, 2021 and 21,044,479 outstanding Class B and Class C units of HLA for the three months ended June 30, 2020, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $46,422 and $44,249 for the three months ended June 30, 2021 and 2020, respectively, and earned incentive fees from Partnerships of $4,575 and $2,355 for the three months ended June 30, 2021 and 2020, respectively.

Fees receivable from the Partnerships were $14,019 and $14,814 as of June 30, 2021 and March 31, 2021, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Expenses and Payables

The Company maintains a service agreement with its joint venture pursuant to which it had expenses of $1,020 and $960 for the three months ended June 30, 2021 and 2020, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $346 and $325 as of June 30, 2021 and March 31, 2021, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

15. Supplemental Cash Flow Information

	Three Months Ended June 30,
	2021	2020
Non-cash financing activities:
Dividends declared but not paid	$12,600	$10,102
Member distributions declared but not paid	$3,028	$3,367
Establishment of net deferred tax assets related to offerings	$—	$52,793

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and did not meet the Company’s criteria for recognition in the amounts of $808,756 and $648,772, net of amounts attributable to non-controlling interests, at June 30, 2021 and March 31, 2021, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $202,189 and $162,193 as of June 30, 2021 and March 31, 2021, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $194,721 and $201,442 as of June 30, 2021 and March 31, 2021, respectively.

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

The Company entered into a 17-year lease agreement for its new headquarters in a newly constructed building. The Company was granted access to the space in October 2020 to begin building various leasehold improvements and moved into the property in June 2021.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended June 30,
	2021	2020
Operating lease costs	$3,382	$1,202
Variable lease costs	$205	$158
Cash paid for amounts included in the measurement of operating lease liabilities	$1,500	$1,314

Weighted average remaining lease term (in years)	15.6	3.0
Weighted average discount rate	3.4%	4.9%

As of June 30, 2021, the maturities of operating lease liabilities were as follows:

Remainder of FY2021	$4,642
FY2022	6,788
FY2023	6,112
FY2024	5,670
FY2025	5,058
Thereafter	72,654
Total lease payments	100,924
Less: imputed interest	(24,667)
Total operating lease liabilities	$76,257

17. Subsequent Events

On August 3, 2021, the Company declared a quarterly dividend of $0.35 per share of Class A common stock to record holders at the close of business on September 15, 2021. The payment date will be October 6, 2021.

In July 2021, there was an observable price change for an investment held by the Company that is valued under the measurement alternative. As a result of the transaction, the Company expects to record an unrealized gain of approximately $23,000 during the second quarter of fiscal 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Form 10-K for a more complete understanding of our financial position and results of operations.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2021 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2021 and fiscal 2020 are to our fiscal years ended March 31, 2021, and 2020, respectively.
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $71 billion of our assets under management (“AUM”) as of June 30, 2021.
•Specialized Funds: We organize, invest and manage specialized primary, secondary, direct/co-investment funds, strategic opportunity funds and evergreen funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $20 billion of our AUM as of June 30, 2021.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $665 billion of assets under advisement (“AUA”) as of June 30, 2021.
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
Trends Affecting Our Business
Impact of Covid-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. We are closely monitoring developments related to the COVID-19 pandemic and assessing any negative impacts to our business. While we expect to re-open many of our offices, including our corporate headquarters, to employees for onsite work later in 2021 as conditions permit, we believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our portfolio investments, clients, counterparties, vendors and other business partners that may indirectly adversely affect us.
As of June 30, 2021, we have adequate liquidity with $73.1 million in available cash and $100 million in availability under our Loan Agreements (defined below). For more information on our Loan Agreements, see “Liquidity and Capital Resources—Loan Agreements”.
Recent Transactions
Acquisition
In April 2021, HLA acquired substantially all the assets of 361 Capital, LLC, a Denver, Colorado-based boutique alternative investment management firm, for a total aggregate purchase price of $13 million, of which $10 million was paid in cash on the closing date of the acquisition. The remaining $3 million will be paid in two equal installments on the first and second anniversaries of the closing.

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
Expenses
Compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted stock awards and (c) incentive fee compensation, which consists of carried interest and performance fee allocations. We expect to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
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
Other income (expense) of consolidated Variable Interest Entities (“VIEs”) consists primarily of the share of earnings of investments of consolidated general partner entities, which are not wholly-owned by us, in our specialized funds and certain customized separate accounts in which it has a general partner commitment and changes in fair value of liabilities of our sponsored special purpose acquisition company (“SPAC”).
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2021 and 2020. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
($ in thousands)	2021	2020
Revenues
Management and advisory fees	$73,884	$67,267
Incentive fees	2,364	2,244
Consolidated variable interest entities related:
Incentive fees	2,747	233
Total revenues	78,995	69,744
Expenses
Compensation and benefits	26,732	30,351
General, administrative and other	16,154	10,560
Consolidated variable interest entities related:
General, administrative and other	359	—
Total expenses	43,245	40,911
Other income (expense)
Equity in income (loss) of investees	20,049	(17,045)
Interest expense	(1,165)	(487)
Interest income	423	24
Non-operating income (expense)	3,603	(275)
Consolidated variable interest entities related:
Equity in income (loss) of investees	229	(4,158)
Unrealized loss	(2,244)	—
Total other income (expense)	20,895	(21,941)
Income before income taxes	56,645	6,892
Income tax expense	11,964	1,924
Net income	44,681	4,968
Less: Income (loss) attributable to non-controlling interests in general partnerships	213	(2,010)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,296	3,732
Less: (Loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	(2,996)	—
Net income attributable to Hamilton Lane Incorporated	$28,168	$3,246

Revenues

	Three Months Ended June 30,
($ in thousands)	2021	2020
Management and advisory fees
Specialized funds	$33,388	$32,231
Customized separate accounts	24,500	23,515
Advisory	6,366	6,765
Reporting and other	5,282	2,836
Distribution management	4,121	1,727
Fund reimbursement revenue	227	193
Total management and advisory fees	73,884	67,267
Incentive fees	5,111	2,477
Total revenues	$78,995	$69,744

Three months ended June 30, 2021 compared to three months ended June 30, 2020
Total revenues increased $9.3 million, or 13%, to $79.0 million, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $6.6 million, or 10%, to $73.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Specialized funds revenue increased $1.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a $1.0 million increase in revenue from our latest direct equity fund, which added $0.4 billion in fee-earning AUM between periods. Customized separate accounts revenue increased $1.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Reporting and other fees increased $2.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to $2.2 million in revenue added from the acquisition of 361 Capital, LLC in the current year period. Distribution management revenue increased $2.4 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to increased distribution activity.
Incentive fees increased $2.6 million to $5.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a $2.5 million increase from one of our direct equity funds.

Expenses
Three months ended June 30, 2021 compared to three months ended June 30, 2020
Total expenses increased $2.3 million, or 6%, to $43.2 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to an increase in general, administrative and other expenses, partially offset by a decrease in compensation and benefits expenses.
Compensation and benefits expenses decreased $3.6 million, or 12%, to $26.7 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a decrease in base compensation and benefits. Base compensation and benefits decreased $4.8 million, or 17%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a decrease in our bonus plan accrual.
General, administrative and other expenses increased $6.0 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This change consisted primarily of a $2.3 million increase in rent expense, which included expenses for our new headquarters in the current year period, and a $1.8 million increase in consulting and professional fees.
Other Income (Expense)
The following table shows the equity in income of investees included in other income (expense):

	Three Months Ended June 30,
($ in thousands)	2021	2020
Equity in income (loss) of investees
Primary funds	$1,828	$(3,006)
Direct/co-investment funds	7,654	(9,527)
Secondary funds	2,483	(2,162)
Customized separate accounts	7,293	(6,027)
Other equity method investments	1,020	(481)
Total equity in income (loss) of investees	$20,278	$(21,203)

Three months ended June 30, 2021 compared to three months ended June 30, 2020
Other income increased $42.8 million to an income of $20.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to increases in equity in income of investees.
Equity in income (loss) of investees increased $41.5 million to income of $20.3 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This was due primarily to the increases in public and private market valuations during the quarter ended March 31, 2021 compared to decreases from the impact of COVID-19 on public and private market valuations for the quarter ending March 31, 2020.
Non-operating income increased $3.9 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to a $3.5 million unrealized gain recognized on an investment accounted for under the measurement alternative in the current year period.

Other expense of consolidated VIEs decreased $2.1 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, due primarily to an increase in equity in income (loss) of investees discussed above offset by the change in fair value of the warrants of our sponsored SPAC.
Income Tax Expense
The Company’s effective tax rate was 21.1% and 27.9% for the three months ended June 30, 2021 and 2020, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to non-controlling entities and valuation allowance recorded against deferred tax assets recorded in the periods. The effective tax rate for the three months ended June 30, 2021 was less than the three months ended June 30, 2020 due primarily to excess taxable income over GAAP equity in income of investees, which was lower in the three months ended June 30, 2021 than the three months ended June 30, 2020.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended June 30,			Three Months Ended June 30,
($ in millions)	2021			2020
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$25,664	$16,341	$42,005	$24,545	$14,118	$38,663
Contributions (1)	1,573	936	2,509	1,009	791	1,800
Distributions (2)	(1,007)	(941)	(1,948)	(1,110)	(195)	(1,305)
Foreign exchange, market value and other (3)	147	48	195	(158)	6	(152)
Balance, end of period	$26,377	$16,384	$42,761	$24,286	$14,720	$39,006

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

Three months ended June 30, 2021
Fee-earning AUM increased $0.8 billion to $42.8 billion during the three months ended June 30, 2021, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.7 billion, or 3%, to $26.4 billion for the three months ended June 30, 2021. Customized separate accounts contributions were $1.6 billion for the three months ended June 30, 2021, due to new allocations from existing clients and the addition of new clients. Distributions were $1.0 billion for the three months ended June 30, 2021 due to $0.5 billion from accounts reaching the end of their fund term, $0.3 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base and $0.2 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM was $16.4 billion for the three months ended June 30, 2021. Specialized fund contributions were $0.9 billion for the three months ended June 30, 2021, due primarily to $0.4 billion from new commitments earning fees on committed capital in our direct equity fund in market during the period. Distributions were $0.9 billion for the three months ended June 30, 2021, due to $0.4 billion from our prior direct equity fund moving from a committed to net invested capital fee base, $0.4 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.2 billion from funds reaching the end of their fund term.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
($ in thousands)	2021	2020
Net income attributable to Hamilton Lane Incorporated	$28,168	$3,246
Income (loss) attributable to non-controlling interests in general partnerships	213	(2,010)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,296	3,732
Loss attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	(2,996)	—
Incentive fees	(5,111)	(2,477)
Incentive fee related compensation (1)	2,383	1,173
SPAC related general, administrative and other expenses	359	—
Interest income	(423)	(24)
Interest expense	1,165	487
Income tax expense	11,964	1,924
Equity in (income) loss of investees	(20,278)	21,203
Non-operating (income) expense	(1,359)	275
Fee Related Earnings	$33,381	$27,529
Depreciation and amortization	1,378	1,004
Equity-based compensation	2,341	1,748
Incentive fees	5,111	2,477
Incentive fees attributable to non-controlling interests	(95)	(8)
Incentive fee related compensation (1)	(2,383)	(1,173)
Interest income	423	24
Adjusted EBITDA	$40,156	$31,601

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands, except share and per-share amounts)	2021	2020
Net income attributable to Hamilton Lane Incorporated	$28,168	$3,246
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,296	3,732
Income tax expense	11,964	1,924
Adjusted pre-tax net income	59,428	8,902
Adjusted income taxes (1)	(14,144)	(2,110)
Adjusted net income	$45,284	$6,792

Weighted-average shares of Class A common stock outstanding - diluted	36,128,994	30,440,152
Exchange of Class B and Class C units in HLA (2)	17,553,234	23,133,418
Adjusted shares outstanding	53,682,228	53,573,570

Non-GAAP earnings per share	$0.84	$0.13

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.8% and 23.7% for the three month periods ended June 30, 2021 and 2020, respectively, applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through March 31, 2021 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•the performance of our funds is generally calculated on the basis of the NAV of the funds’ investments, including unrealized gains, which may never be realized;
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.2%	841 bps	950 bps
PEF VI	2007	494	498	1.7	12.1%	106 bps	442 bps
PEF VII	2010	262	245	1.7	15.3%	97 bps	498 bps
PEF VIII	2012	427	117	1.5	14.8%	115 bps	471 bps
PEF IX	2015	517	39	3.0	44.2%	2,871 bps	3,183 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	-	-	362	1.5	17.1%	1,329 bps	1,172 bps
Secondary Fund I	2005	360	353	1.2	5.2%	113 bps	341 bps
Secondary Fund II	2008	591	596	1.5	19.9%	460 bps	877 bps
Secondary Fund III	2012	909	648	1.6	19.1%	542 bps	931 bps
Secondary Fund IV	2016	1,916	214	2.2	40.5%	2,483 bps	2,796 bps
Secondary Fund V	2019	3,929	20	1.9	158.1%	12,823 bps	12,977 bps
Co-investments
Pre-Fund	-	-	244	1.9	21.3%	1,655 bps	1,600 bps
Co-Investment Fund	2005	604	561	1.0	0.2%	(554) bps	(304) bps
Co-Investment Fund II	2008	1,195	849	2.5	21.5%	915 bps	1,292 bps
Co-Investment Fund III	2014	1,243	408	2.5	37.4%	2,325 bps	2,661 bps
Co-Investment Fund IV	2018	1,698	98	2.5	49.7%	3,378 bps	3,744 bps

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	52	1.3	17.3%	759 bps	1,126 bps
Strat Opps 2016	2016	214	134	1.3	18.5%	1,104 bps	1,327 bps
Strat Opps 2017	2017	435	275	1.3	16.2%	1,166 bps	1,234 bps
Strat Opps 2018	2018	889	345	1.2	15.0%	1,149 bps	1,398 bps
Strat Opps 2019	2019	762	116	1.2	16.2%	1,107 bps	1,262 bps
Strat Opps 2020	2021	898	N/A	N/A	N/A	N/A	N/A

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	362 bps	950 bps	466 bps
PEF VI	2007	494	513	1.6	1.6	11.7%	8.8%	61 bps	(184) bps	396 bps	145 bps
PEF VII	2010	262	286	1.6	1.6	13.3%	9.4%	(97) bps	(475) bps	300 bps	(84) bps
PEF VIII	2012	427	414	1.4	1.4	10.2%	7.5%	(406) bps	(681) bps	(73) bps	(347) bps
PEF IX	2015	517	465	1.7	1.7	21.1%	19.2%	494 bps	279 bps	809 bps	591 bps
PEF X	2018	278	142	1.3	1.2	21.5%	16.4%	(79) bps	(815) bps	219 bps	(536) bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,329 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63) bps	341 bps	157 bps
Secondary Fund II	2008	591	596	1.5	1.4	19.9%	13.6%	460 bps	(182) bps	877 bps	223 bps
Secondary Fund III	2012	909	831	1.4	1.4	14.3%	12.0%	63 bps	(193) bps	448 bps	197 bps
Secondary Fund IV	2016	1,916	2,007	1.5	1.5	22.1%	23.0%	447 bps	540 bps	776 bps	864 bps
Secondary Fund V	2019	3,929	1,216	1.4	1.5	61.7%	93.9%	3,485 bps	5,413 bps	3,785 bps	5,540 bps
Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(570) bps	(746) bps	(319) bps	(501) bps
Co-Investment Fund II	2008	1,195	1,147	2.0	1.8	17.9%	14.2%	555 bps	167 bps	935 bps	542 bps
Co-Investment Fund III	2014	1,243	1,261	2.1	1.8	22.0%	18.6%	719 bps	389 bps	1,050 bps	714 bps
Co-Investment Fund IV	2018	1,698	1,438	1.6	1.5	30.7%	29.9%	1,003 bps	751 bps	1,290 bps	1,022 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.0%	10.7%	534 bps	209 bps	850 bps	519 bps
Strat Opps 2016	2016	214	214	1.3	1.2	12.4%	9.9%	571 bps	330 bps	758 bps	517 bps
Strat Opps 2017	2017	435	447	1.3	1.2	12.8%	10.2%	773 bps	502 bps	878 bps	622 bps
Strat Opps 2018	2018	889	844	1.2	1.2	11.6%	9.6%	616 bps	365 bps	851 bps	602 bps
Stat Opps 2019	2019	762	633	1.1	1.1	12.7%	10.6%	450 bps	(59) bps	625 bps	98 bps
Stat Opps 2020	2021	898	50	1.0	1.0	2.9%	N/A	(377) bps	N/A	291 bps	N/A
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2021. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of June 30, 2021 and March 31, 2021, our cash and cash equivalents, including investments in money market funds, were $73.1 million and $87.0 million, respectively.
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

Loan Agreements
We maintain a Term Loan and Security Agreement, as amended (the “Term Loan Agreement”), a Revolving Loan and Security Agreement, as amended (the “Revolving Loan Agreement”), and a Multi-Draw Term Loan and Security Agreement, as amended (the “Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement and the Revolving Loan Agreement, the “Loan Agreements”), with First Republic Bank (“First Republic”). The Term Loan Agreement has a maturity date of July 1, 2027 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of June 30, 2021, we had an outstanding balance of $73.1 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, as well as additional committed term advances not to exceed $25 million in the aggregate through March 24, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $25 million and has a maturity date of March 24, 2023. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of June 30, 2021, we did not have any outstanding balance under the Revolving Loan Agreement.

The Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. Advances may be drawn through March 31, 2022 and the interest rate is a fixed per annum rate of 3.50%. As of June 30, 2021, we had an outstanding balance of $75.0 million under the Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of June 30, 2021 and March 31, 2021, the principal amount of debt outstanding equaled $148.1 million and $163.6 million, respectively.
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
We expect that our primary current and long-term liquidity needs will comprise cash to: (1) provide capital to facilitate the growth of our business; (2) fund commitments to our investments; (3) pay operating expenses, including cash compensation to our employees; (4) make payments under the tax receivable agreement; (5) fund capital expenditures; (6) pay interest and principal due on our outstanding debt; (7) pay income taxes; (8) make dividend payments to our stockholders and distributions to holders of HLA units in accordance with our distribution policy; (9) settle exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement from time to time; (10) fund SPACs sponsored by us; and (11) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program.
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of each of June 30, 2021 and March 31, 2021, we were required to maintain approximately $3.0 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Tax Receivable Agreement
We expect that periodic exchanges of membership units of HLA by members of HLA will result in increases in the tax basis in our share of the assets of HLA that otherwise would not have been available. These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The tax receivable agreement will require us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement) to the existing direct and indirect members of HLA.
Cash Flows
Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
($ in thousands)	2021	2020
Net cash provided by operating activities	$32,389	$47,455
Net cash used in investing activities	(4,431)	(6,074)
Net cash used in financing activities	(42,087)	(20,343)
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the three months ended June 30, 2021 and 2020, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our investments. For the three months ended June 30, 2021 and 2020, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment and net contributions to our funds. Additionally, during the three months ended June 30, 2021, we received a distribution from one of our investments valued under the measurement alternative which was partially offset by the cash paid to acquire 361 Capital, LLC.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the three months ended June 30, 2021 and 2020, our net cash used in financing activities was driven primarily by dividends paid to shareholders and distributions to HLA members. Additionally, during the three months ended June 30, 2021, we repaid the outstanding balance on our Revolving Loan Agreement.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements discussed in our 2021 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2021 Form 10-K.

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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.
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
Interest Rate Risk
 As of June 30, 2021, we had $148.1 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of June 30, 2021. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of June 30, 2021.
Based on the floating rate component of our Loan Agreements payable as of June 30, 2021, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $0.4 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2021 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2021	—	$—	—	$50,000,000
May 1-31, 2021	—	$—	—	$50,000,000
June 1-30, 2021	5,891	$91.32	—	$50,000,000
Total	5,891	$91.32	—	$50,000,000

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

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1	Third Amendment to Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	4/27/21	001-38021
10.2	Second Amendment to Multi-Draw Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	4/27/21	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of August, 2021.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller