Form 10-Q
period 2021-09-30
Hamilton Lane INC
filed 2021-11-02
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 29, 2021, there were 37,189,072 shares of the registrant’s Class A common stock, par value $0.001, and 16,739,846 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2021	2021
Assets
Cash and cash equivalents	$85,962	$87,025
Restricted cash	3,315	3,041
Fees receivable	41,711	29,202
Prepaid expenses	4,205	6,143
Due from related parties	1,720	2,495
Furniture, fixtures and equipment, net	28,702	23,308
Lease right-of-use assets, net	68,408	64,384
Investments	432,587	368,836
Deferred income taxes	252,615	251,949
Other assets	30,069	17,821
Assets of consolidated variable interest entities:
Cash and cash equivalents	294	311
Investments held in trust	276,002	276,003
Investments	7,538	4,787
Other assets	845	1,214
Total assets	$1,233,973	$1,136,519
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$1,124	$2,173
Accrued compensation and benefits	40,833	29,415
Accrued members’ distributions	12,211	16,877
Accrued dividend	12,913	11,201
Debt	147,207	163,175
Payable to related parties pursuant to tax receivable agreement	208,010	194,764
Lease liabilities	84,318	75,281
Other liabilities (includes $16,894 and $17,381 at fair value)	28,873	36,122
Liabilities of consolidated variable interest entities:
Other liabilities	18,232	17,310
Total liabilities	553,721	546,318

Commitments and contingencies (Note 16)

Redeemable non-controlling interests	276,000	276,000

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 37,194,774 and 36,290,183 issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	37	36
Class B common stock, $0.001 par value, 50,000,000 authorized; 16,033,359 and 16,739,846 issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	16	17
Additional paid-in-capital	161,000	150,564
Retained earnings	141,130	87,512
Total Hamilton Lane Incorporated stockholders’ equity	302,183	238,129
Non-controlling interests in general partnerships	2,904	2,211
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	99,165	73,861
Total equity	404,252	314,201
Total liabilities, redeemable non-controlling interests and equity	$1,233,973	$1,136,519
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues
Management and advisory fees	$75,934	$66,367	$149,818	$133,634
Incentive fees	21,362	1,588	23,726	3,832
Consolidated variable interest entities related:
Incentive fees	(976)	16,476	1,771	16,709
Total revenues	96,320	84,431	175,315	154,175
Expenses
Compensation and benefits	33,292	35,027	60,024	65,378
General, administrative and other	16,256	11,090	32,410	21,650
Consolidated variable interest entities related:
General, administrative and other	271	—	630	—
Total expenses	49,819	46,117	93,064	87,028
Other income (expense)
Equity in income (loss) of investees	27,208	15,846	47,257	(1,199)
Interest expense	(1,166)	(493)	(2,331)	(980)
Interest income	39	93	462	117
Non-operating income (expense)	24,854	875	28,457	600
Consolidated variable interest entities related:
Equity in income (loss) of investees	240	2,133	469	(2,025)
Unrealized income (loss)	1,176	—	(1,068)	—
Total other income (expense)	52,351	18,454	73,246	(3,487)
Income before income taxes	98,852	56,768	155,497	63,660
Income tax expense	14,032	12,169	25,996	14,093
Net income	84,820	44,599	129,501	49,567
Less: Income (loss) attributable to non-controlling interests in general partnerships	73	1,732	286	(278)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,372	21,054	50,668	24,786
Less: Income (loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	1,230	—	(1,766)	—
Net income attributable to Hamilton Lane Incorporated	$52,145	$21,813	$80,313	$25,059

Basic earnings per share of Class A common stock	$1.41	$0.66	$2.20	$0.79
Diluted earnings per share of Class A common stock	$1.41	$0.66	$2.19	$0.79
Dividends declared per share of Class A common stock	$0.35	$0.313	$0.70	$0.625
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$84,820	44,599	$129,501	49,567
Other comprehensive income, net of tax
Foreign currency translation	—	140	—	130
Total other comprehensive income, net of tax	—	140	—	130
Comprehensive income	84,820	44,739	129,501	49,697
Less:
Comprehensive income (loss) attributable to non-controlling interests in general partnerships	73	1,732	286	(278)
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,372	21,110	50,668	24,838
Comprehensive income (loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	1,230	—	(1,766)	—
Total comprehensive income attributable to Hamilton Lane Incorporated	$52,145	$21,897	$80,313	$25,137
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2021	$36	$17	$150,564	$87,512	$—	$2,211	$73,861	$314,201
Net income	—	—	—	80,313	—	286	50,668	131,267
Equity-based compensation	—	—	2,691	—	—	—	1,304	3,995
Repurchase of Class A shares for employee tax withholding	—	—	(220)	—	—	—	(385)	(605)
Deferred tax adjustment	—	—	2,720	—	—	—	—	2,720
Dividends declared	—	—	—	(25,513)	—	—	—	(25,513)
Capital contributions from non-controlling interests, net	—	—	—	—	—	407	—	407
Member distributions	—	—	—	—	—	—	(21,337)	(21,337)
Secondary Offerings	1	(1)	4,097	—	—	—	(4,098)	(1)
Employee Share Purchase Plan share issuance	—	—	596	—	—	—	288	884
Accretion of redeemable non-controlling interest	—	—	—	(1,182)	—	—	(584)	(1,766)
Equity reallocation between controlling and non-controlling interests	—	—	552	—	—	—	(552)	—
Balance at September 30, 2021	$37	$16	$161,000	$141,130	$—	$2,904	$99,165	$404,252

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$4,853	$77,757	$237,401
Net income (loss)	—	—	—	25,059	—	(278)	24,786	49,567
Other comprehensive income	—	—	—	—	78	—	52	130
Equity-based compensation	—	—	2,115	—	—	—	1,456	3,571
Repurchase of Class A shares for employee tax withholding	—	—	(22)	—	—	—	(14)	(36)
Deferred tax adjustment	—	—	14,428	—	—	—	—	14,428
Dividends declared	—	—	—	(20,874)	—	—	—	(20,874)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(1,069)	—	(1,069)
Member distributions	—	—	—	—	—	—	(20,626)	(20,626)
Secondary offerings	5	(4)	15,933	—	—	—	(15,938)	(4)
Employee Share Purchase Plan share issuance	—	—	419	—	—	—	288	707
Equity reallocation between controlling and non-controlling interests	—	—	410	—	—	—	(410)	—
Balance at September 30, 2020	$35	$18	$141,010	$51,275	$—	$3,506	$67,351	$263,195

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2021	$36	$17	$150,345	$103,080	$—	$2,561	$83,385	$339,424
Net income	—	—	—	52,145	—	73	31,372	83,590
Equity-based compensation	—	—	1,118	—	—	—	536	1,654
Repurchase of Class A shares for employee tax withholding	—	—	(174)	—	—	—	(363)	(537)
Deferred tax adjustment	—	—	2,720		—	—	—	2,720
Dividends declared	—	—	—	(12,913)	—	—	—	(12,913)
Capital contributions from non-controlling interests, net	—	—	—	—	—	270	—	270
Member distributions	—	—	—	—	—	—	(11,672)	(11,672)
Secondary offerings	1	(1)	4,097	—	—	—	(4,098)	(1)
Employee Share Purchase Plan share issuance	—	—	329	—	—	—	158	487
Accretion of redeemable non-controlling interest	—	—	2,013	(1,182)	—	—	399	1,230
Equity reallocation between controlling and non-controlling interests	—	—	552	—	—	—	(552)	—
Balance at September 30, 2021	$37	$16	$161,000	$141,130	$—	$2,904	$99,165	$404,252

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2020	$33	$20	$126,585	$40,234	$(84)	$2,655	$63,168	$232,611
Net income	—	—	—	21,813	—	1,732	21,054	44,599
Other comprehensive income	—	—	—	—	84	—	56	140
Equity-based compensation	—	—	1,118	—	—	—	695	1,813
Repurchase of Class A shares for employee tax withholding	—	—	(22)	—	—	—	(14)	(36)
Deferred tax adjustment	—	—	6,014	—	—	—	—	6,014
Dividends declared	—	—	—	(10,772)	—	—	—	(10,772)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(881)	—	(881)
Member distributions	—	—	—	—	—	—	(10,659)	(10,659)
Secondary offerings	2	(2)	6,411	—	—	—	(6,413)	(2)
Employee Share Purchase Plan share issuance	—	—	227	—	—	—	141	368
Equity reallocation between controlling and non-controlling interests	—	—	677	—	—	—	(677)	—
Balance at September 30, 2020	$35	$18	$141,010	$51,275	$—	$3,506	$67,351	$263,195

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2021	2020
Operating activities:
Net income	$129,501	$49,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,452	1,977
Change in deferred income taxes	16,330	8,706
Change in payable to related parties pursuant to tax receivable agreement	(1,030)	(73)
Equity-based compensation	3,995	3,551
Equity in (income) loss of investees	(47,257)	1,199
Fair value adjustment of other investments	(27,838)	—
Proceeds received from investments	11,402	23
Non-cash lease expense	6,340	2,391
Other	34	88
Changes in operating assets and liabilities:
Fees receivable	(12,509)	(2,688)
Prepaid expenses	1,970	1,332
Due from related parties	775	(909)
Other assets	(546)	(738)
Accounts payable	(1,049)	335
Accrued compensation and benefits	11,418	25,699
Lease liability	(1,327)	(2,403)
Other liabilities	(9,560)	(448)
Consolidated variable interest entities related:
Unrealized loss on warrants measured at fair value	1,068	—
Equity in (income) loss of investees	(469)	2,025
Other assets and liabilities	223	—
Net cash provided by operating activities	83,923	89,634
Investing activities:
Purchase of furniture, fixtures and equipment	(6,684)	(2,148)
Purchase of other investments	(798)	(500)
Cash paid for acquisition of business	(10,096)	—
Distribution from investment valued under the measurement alternative	12,739	—
Distributions received from investments	20,956	8,728
Contributions to investments	(35,726)	(23,431)
Net cash used in investing activities	(19,609)	(17,351)
Financing activities:
Proceeds from offerings	73,833	354,629
Purchase of membership interests	(73,833)	(354,629)
Repayments of debt	(926)	(469)
Repayment of revolver	(15,000)	—
Repurchase of Class B common stock	(1)	(4)
Repurchase of Class A shares for employee tax withholding	(605)	(36)
Proceeds received from issuance of shares under Employee Share Purchase Plan	884	707
Payments to related parties, pursuant to tax receivable agreement	—	(36)
Dividends paid	(23,801)	(18,129)
Members’ distributions paid	(26,003)	(21,558)
Other	(75)	—
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	743	56
Distributions to non-controlling interest in general partnerships	(336)	(1,125)
Net cash used in financing activities	(65,120)	(40,594)
Effect of exchange rate changes on cash and cash equivalents	—	130
(Decrease) increase in cash, cash equivalents, and restricted cash	(806)	31,819
Cash, cash equivalents, and restricted cash at beginning of the period	90,377	53,210
Cash, cash equivalents, and restricted cash at end of the period	$89,571	$85,029

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
	As of September 30,
	2021	2020
Cash and cash equivalents	$85,962	$81,987
Restricted cash	3,315	3,042
Cash and cash equivalents held at consolidated variable interest entities	294	—
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$89,571	$85,029
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1.Organization

Hamilton Lane Incorporated (“HLI”) is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of September 30, 2021 and March 31, 2021, HLI held approximately 68.9% and 67.2%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

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
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and advisory fees	2021	2020	2021	2020
Specialized funds	$36,314	$31,717	$69,702	$63,948
Customized separate accounts	24,934	23,800	49,434	47,315
Advisory	6,297	6,545	12,663	13,310
Reporting and other	5,709	2,584	10,991	5,420
Distribution management	2,022	737	6,143	2,464
Fund reimbursement revenue	658	984	885	1,177
Total management and advisory fees	$75,934	$66,367	$149,818	$133,634

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive fees	2021	2020	2021	2020
Specialized funds	$15,478	$1,244	$17,137	$3,229
Customized separate accounts	5,884	344	6,589	603
Consolidated variable interest related:
Specialized funds	(976)	16,476	$1,771	$16,709
Total incentive fees	$20,386	$18,064	$25,497	$20,541

Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $1,000 and $964 as of September 30, 2021 and March 31, 2021, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $123 and $252 for the three and six months ended September 30, 2021 and $126 and $254 for the three and six months ended September 30, 2020, respectively, and is included in compensation and benefits in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	September 30,	March 31,
	2021	2021
Equity method investments in Partnerships	$289,108	$240,337
Other equity method investments	1,429	1,297
Other investments	23,016	17,381
Investments valued under the measurement alternative	119,034	109,821
Total Investments	$432,587	$368,836

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investments represent its ownership in a technology company that provides benchmarking and analytics of private equity data and its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized an equity method income (loss) related to its investments in Partnerships and other equity method investments of $27,208 and $47,257 for the three and six months ended September 30, 2021, respectively, and $15,846 and $(1,199) for the three and six months ended September 30, 2020, respectively.

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

The Company recognized a gain on other investments held as collateral of $186 and $1,000 during the three and six months ended September 30, 2021 and $1,070 and $4,723 during the three and six months ended September 30, 2020, respectively, that are recorded in other non-operating income. The Company recognized a loss on the secured financing liability of $186 and $1,000 during the three and six months ended September 30, 2021 and $1,070 and $4,723 during the three and six months ended September 30, 2020, respectively, that are recorded in other non-operating income in the Condensed Consolidated Statement of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Investments valued under the measurement alternative

During the quarter ended June 30, 2021, an investment held by the Company and valued under the measurement alternative launched an initial public offering (“IPO”) and began trading on a public exchange. As part of the IPO, the Company agreed to a lockup restriction on selling or transferring the security for a period of 180 days. As the investment has a readily determinable fair value at the end of each reporting period, it no longer qualifies to be recorded under the measurement alternative. The investment is recorded at fair value with changes in value recorded to net income. The Company reclassified the investment into other investments and transferred it into Level 3 of the fair value hierarchy based upon the lockup restrictions.

During the quarter ended September 30, 2021, there were observable price changes to two investments held by the Company that are valued under the measurement alternative. As a result of the transactions, the Company marked the investments to fair value based upon the transaction prices, which resulted in a total unrealized gain of $24,716 that was recorded in other non-operating income in the Condensed Consolidated Statement of Income for the three and six months ended September 30, 2021, respectively.

5. Fair Value Measurement

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$—	$2,884	$20,132	$23,016	$12,548
Investments held in trust	276,002	—	—	276,002	276,000
Total financial assets	$276,002	$2,884	$20,132	$299,018	$288,548
Financial liabilities:
Warrant liability(1)	$7,268	$1,168	$—	$8,436
Secured financing(2)	—	2,884	14,010	16,894
Total financial liabilities	$7,268	$4,052	$14,010	$25,330

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$—	$4,083	$13,298	$17,381	$9,902
Investments held in trust	276,003	—	—	276,003	276,000
Total financial assets	$276,003	$4,083	$13,298	$293,384	$285,902
Financial liabilities:
Warrant liability(1)	$6,348	$1,020	$—	$7,368
Secured financing(2)	—	4,083	13,298	17,381
Total financial liabilities	$6,348	$5,103	$13,298	$24,749
(1) Warrant liability is recorded within other liabilities of consolidated variable interests in the Condensed Consolidated Balance Sheet.
(2) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheet.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Publicly traded equity security	Total other investments
Balance as of June 30, 2021	$6,766	$795	$6,312	$6,455	$20,328
Contributions	10	—	—	—	10
Distributions	(59)	—	—	—	(59)
Net gain (loss)	442	(12)	(244)	(333)	(147)
Transfer in/(out)	—	—	—	—	—
Balance as of September 30, 2021	$7,159	$783	$6,068	$6,122	$20,132

Balance as of March 31, 2021	$6,254	$985	$6,059	$—	$13,298
Contributions	40	—	28	—	$68
Distributions	(154)	(202)	—	—	$(356)
Net gain (loss)	1,019	—	(19)	(333)	$667
Transfer in/(out)	—	—	—	6,455	6,455
Balance as of September 30, 2021	$7,159	$783	$6,068	$6,122	$20,132

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of June 30, 2020	$6,564	$1,808	$8,413	$16,785
Contributions	—	—	—	—
Distributions	(120)	(32)	—	(152)
Net gain	(236)	113	1,193	1,070
Balance as of September 30, 2020	$6,208	$1,889	$9,606	$17,703

Balance as of March 31, 2020	$5,786	$1,756	$5,852	$13,394
Contributions	28	—	—	28
Distributions	(368)	(74)	—	(442)
Net gain	762	207	3,754	4,723
Balance as of September 30, 2020	$6,208	$1,889	$9,606	$17,703

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of financial assets were as follows, as of September 30, 2021:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$7,159	Adjusted net asset value	Selected market return	1.6%	-	2.3%	2.2%
Direct credit co-investments	$783	Discounted cash flow	Market yield	9.6%	-	9.6%	9.6%
Direct equity co-investments	$6,068	Market approach	EBITDA multiple	7.50x	-	14.25x	10.15x
		Market approach	Equity multiple	1.42x			1.42x
Publicly traded equity security	$6,122	Market approach	Illiquidity discount	4.9%			4.9%

For the significant unobservable inputs listed in the table above: (1) a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively; (2) a significant increase or decrease in the market yield would result in a significantly lower or higher fair value measurement, respectively; (3) a significant increase or decrease in the selected multiple would result in a significantly higher or lower fair value measurement, respectively; and (4) a significant increase or decrease in the illiquidity discount would result in a significantly lower or higher fair value measurement, respectively.

6. Acquisitions

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,096, of which $10,096 was paid on the closing date of the acquisition. The remaining $3,000 will be paid in two equal installments on the first and second anniversaries of the closing. The purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,946. The Company recorded $7,145 of definite lived intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed are not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of 361 Capital, LLC were not material for the three and six months ended September 30, 2021 and 2020, and therefore, pro forma information related to this acquisition is not presented.

7. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships, which are not wholly-owned by the Company. The total assets of the consolidated general partner entities are $7,538 and $4,787 as of September 30, 2021 and March 31, 2021, respectively, and are recorded in investments of consolidated variable interest entities in the Condensed Consolidated Balance Sheets. The consolidated general partner entities had no liabilities as of September 30, 2021 and March 31, 2021. The assets of the consolidated general partner entities represent equity method-investments in direct/co-investment funds and customized separate accounts and may only be used to settle obligations of the consolidated general partner entities, if any. In addition, there is no recourse to the Company for the consolidated general partner entities’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company sponsors and consolidates Hamilton Lane Alliance Holdings I, Inc. (“HLAH”) through HL Alliance Holdings Sponsor LLC, an indirect wholly-owned subsidiary of the Company. On January 15, 2021, HLAH completed an IPO raising total gross proceeds of $276,000 which were placed in a trust and can only be utilized for funding a business combination or the redemption of Class A shares of HLAH. In a private placement concurrent with the IPO, HLAH sold warrants to HL Alliance Holdings Sponsor LLC for gross proceeds of $7,520 which were used by HLAH to pay the offering costs and also to provide working capital. The total assets of HLAH were $277,141 and $277,528 as of September 30, 2021 and March 31, 2021, respectively. The total liabilities of HLAH were $18,232 and $17,310 as of September 30, 2021 and March 31, 2021, respectively. The assets of HLAH held outside of the trust can only be used to settle obligations of HLAH, and there is no recourse to the Company for HLAH’s liabilities. All warrants and Class B common stock of HLAH held by the Company are eliminated in consolidation.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of September 30, 2021, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $25,024,418 and $9,004,291, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheet related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30,	March 31,
	2021	2021
Investments	$167,047	$138,092
Fees receivable	15,118	4,133
Due from related parties	161	837
Total VIE Assets	182,326	143,062
Non-controlling interests	2,904	(2,211)
Maximum exposure to loss	$185,230	$140,851

8. Debt

The Company’s debt consisted of the following:

	September 30, 2021			March 31, 2021
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$72,668	$72,470	2.25%	$73,594	$73,378	2.25%
Multi-Draw Facility	75,000	74,737	3.50%	75,000	74,797	3.50%
Revolver	—	—	2.25%	15,000	15,000	2.25%
Total Debt	$147,668	$147,207		$163,594	$163,175

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

The carrying amount of the Company’s outstanding debt as of September 30, 2021 and March 31, 2021 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

9. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2021:

	Class A Common Stock	Class B Common Stock
March 31, 2021	36,290,183	16,739,846
Shares issued (repurchased) in connection with offerings	877,400	(695,505)
Forfeitures	(1,222)	(10,982)
Shares repurchased for employee tax withholdings	(5,891)	—
Restricted stock granted	22,411	—
Shares issued pursuant to Employee Share Purchase Plan	11,893	—
September 30, 2021	37,194,774	16,033,359

September 2021 Offering

In September 2021, the Company and certain selling stockholders completed a registered offering of an aggregate of 950,751 shares of Class A common stock at a price to the underwriter of $84.15 per share (the “September 2021 Offering”). The shares sold consisted of 73,351 shares held by the selling stockholders and 877,400 shares newly issued by the Company. The Company received $73,833 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 695,505 Class B units and 181,895 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

September 2020 Offering

In September 2020, the Company and a certain selling stockholder completed a registered offering of an aggregate of 2,207,380 shares of Class A common stock at a price to the underwriter of $70.18 per share (the “September 2020 Offering”). The shares sold consisted of 75,000 shares held by the selling stockholder and 2,132,380 shares newly issued by the Company. The Company received $149,650 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,936,880 Class B units and 195,500 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

June 2020 Offering

In June 2020, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,995,757 shares of Class A common stock at a price to the underwriters of $70.09 per share (the “June 2020 Offering”). The shares sold consisted of 71,242 shares held by the selling stockholders and 2,924,515 shares newly issued by the Company. The Company received $204,979 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 2,271,636 Class B units and 652,879 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

10. Equity-Based Compensation

A summary of restricted stock activity for the six months ended September 30, 2021 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2021	288,857	$55.58
Granted	22,411	$83.66
Vested	(16,590)	$47.74
Forfeited	(1,222)	$67.87
September 30, 2021	293,456	$58.12

As of September 30, 2021, total unrecognized compensation expense related to restricted stock was $13,597.

11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Base compensation and benefits	$26,537	$28,883	$49,674	$56,869
Incentive fee compensation	5,101	4,341	6,355	4,958
Equity-based compensation	1,654	1,803	3,995	3,551
Total compensation and benefits	$33,292	$35,027	$60,024	$65,378

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

The Company’s effective tax rate was 14.2% and 16.7% for the three and six months ended September 30, 2021 and 21.4% and 22.1% for the three and six months ended September 30, 2020, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In connection with the September 2021 Offering and unit exchanges, the Company recorded a deferred tax asset in the amount of $16,996, which is net of a valuation allowance of $2,786 related to the portion of tax benefits that more likely than not will be realized. Additionally, in connection with the September 2021 Offering and unit exchange and recording of the deferred tax asset, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $14,277.

As of September 30, 2021, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020

	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$52,145			21,813
Less: Deemed dividend for accretion of redeemable non-controlling interest (“NCI”)	(951)			—
Basic EPS of Class A common stock	$51,194	36,217,511	$1.41	$21,813	32,962,046	$0.66
Adjustment to net income:
Assumed vesting of employee awards	66			60
Effect of dilutive securities:
Assumed vesting of employee awards		125,104			242,080
Diluted EPS of Class A common stock	$51,260	36,342,615	$1.41	$21,873	33,204,126	$0.66

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Six Months Ended September 30, 2021			Six Months Ended September 30, 2020

	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$80,313			$25,059
Less: Deemed dividend for accretion of redeemable NCI	(951)			—
Basic EPS of Class A common stock	$79,362	36,110,885	$2.20	$25,059	31,607,192	$0.79
Adjustment to net income:
Assumed vesting of employee awards	52			68
Effect of dilutive securities:
Assumed vesting of employee awards		118,872			223,580
Diluted EPS of Class A common stock	$79,414	36,229,757	$2.19	$25,127	31,830,772	$0.79

The calculations of diluted earnings per share exclude 16,675,834 outstanding Class B and Class C units of HLA for the three and six months ended September 30, 2021 and 18,912,099 outstanding Class B and Class C units of HLA for the three and six months ended September 30, 2020, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $50,829 and $97,254 for the three and six months ended September 30, 2021, respectively, and $44,554 and $88,803 for the three and six months ended September 30, 2020, respectively. The Company earned incentive fees from Partnerships of $19,759 and $24,334 for the three and six months ended September 30, 2021, respectively, and $17,824 and $20,179 for the three and six months ended September 30, 2020, respectively.

Fees receivable from the Partnerships were $27,697 and $14,814 as of September 30, 2021 and March 31, 2021, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

Expenses and Payables

The Company maintains a service agreement with its joint venture pursuant to which it had expenses of $1,084 and $2,104 for the three and six months ended September 30, 2021, respectively, and $933 and $1,954 for the three and six months ended September 30, 2020, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

also has a payable to the joint venture of $360 and $325 as of September 30, 2021 and March 31, 2021, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

15. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2021	2020
Establishment of lease liability in exchange for right of use asset	$7,950	$—
Non-cash financing activities:
Dividends declared but not paid	$12,913	$10,772
Member distributions declared but not paid	$12,211	$4,897
Establishment of net deferred tax assets related to offerings	$19,783	$91,580

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and did not meet the Company’s criteria for recognition in the amounts of $989,642 and $648,772, net of amounts attributable to non-controlling interests, at September 30, 2021 and March 31, 2021, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $247,410 and $162,193 as of September 30, 2021 and March 31, 2021, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $190,604 and $201,442 as of September 30, 2021 and March 31, 2021, respectively.

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

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating lease costs	$2,216	$1,235	$5,598	$2,437
Variable lease costs	$360	$144	$564	$301
Cash paid for amounts included in the measurement of operating lease liabilities	$1,637	$1,237	$3,137	$2,551

Weighted average remaining lease term (in years)			14.8	2.9
Weighted average discount rate			3.2%	4.7%

As of September 30, 2021, the maturities of operating lease liabilities were as follows:

Remainder of FY2022	$3,189
FY2023	7,989
FY2024	7,418
FY2025	6,985
FY2026	6,378
Thereafter	76,174
Total lease payments	108,133
Less: imputed interest	(23,815)
Total operating lease liabilities	$84,318

17. Subsequent Events

On November 2, 2021, the Company declared a quarterly dividend of $0.35 per share of Class A common stock to record holders at the close of business on December 15, 2021. The payment date will be January 6, 2022.

On October 13, 2021, the acquisition of an entity in which the Company held an investment valued under under the measurement alternative closed. The Company will record a gain of approximately $12,000 in connection with the transaction during the quarter ending December 31, 2021.

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
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $74 billion of our assets under management (“AUM”) as of September 30, 2021.
•Specialized Funds: We organize, invest and manage specialized primary, secondary, direct/co-investment funds, strategic opportunity funds and evergreen funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $22 billion of our AUM as of September 30, 2021.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $709 billion of assets under advisement (“AUA”) as of September 30, 2021.

•Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions from private equity funds.
•Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but occasionally on a stand-alone, fee-for-service basis. Private markets investments are unusually difficult to monitor, report on and administer, and our clients are able to benefit from our sophisticated infrastructure, which provides real time access to reliable and transparent investment data, and our high-touch service approach, which allows for timely and informed responses to the multiplicity of issues that can arise. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database of private markets investment performance and our suite of proprietary analytical investment tools. In particular, the data and analytics provided by our Cobalt LP platform provides clients with more visibility into the private markets, enabling them to more accurately conduct market research, investment diligence, portfolio analysis and plan commitments. It allows us to provide a service for limited partners with whom we have not yet had any relationship and differentiates us from our competitors in the industry.
Our client and investor base is broadly diversified by type, size and geography. Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As a highly customized, flexible outsourcing partner, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth and U.S. state pension funds. In addition, we believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Trends Affecting Our Business
Impact of Covid-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. We are closely monitoring developments related to the COVID-19 pandemic and assessing any negative impacts to our business. While we expect to re-open many of our offices, including our corporate headquarters, to employees for onsite work in 2022 as conditions permit, we believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our portfolio investments, clients, counterparties, vendors and other business partners that may indirectly adversely affect us.

As of September 30, 2021, we have adequate liquidity with $86.0 million in available cash and $100 million in availability under our Loan Agreements (defined below). For more information on our Loan Agreements, see “Liquidity and Capital Resources—Loan Agreements”.
Recent Transactions
September 2021 Offering
In September 2021, we and certain selling stockholders completed a registered offering of an aggregate of 950,751 shares of Class A common stock at a price to the underwriter of $84.15 per share (the “September 2021 Offering”). The purpose of the September 2021 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of (i) 73,351 shares held by the selling stockholders and (ii) 877,400 shares newly issued by us. We received approximately $73.8 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 695,505 Class B units and 181,895 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholders.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2021 and 2020. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Revenues
Management and advisory fees	$75,934	$66,367	$149,818	$133,634
Incentive fees	21,362	1,588	23,726	3,832
Consolidated variable interest entities related:
Incentive fees	(976)	16,476	1,771	16,709
Total revenues	96,320	84,431	175,315	154,175
Expenses
Compensation and benefits	33,292	35,027	60,024	65,378
General, administrative and other	16,256	11,090	32,410	21,650
Consolidated variable interest entities related:
General, administrative and other	271	—	630	—
Total expenses	49,819	46,117	93,064	87,028
Other income (expense)
Equity in income (loss) of investees	27,208	15,846	47,257	(1,199)
Interest expense	(1,166)	(493)	(2,331)	(980)
Interest income	39	93	462	117
Non-operating income (expense)	24,854	875	28,457	600
Consolidated variable interest entities related:
Equity in income (loss) of investees	240	2,133	469	(2,025)
Unrealized income (loss)	1,176	—	(1,068)	—
Total other income (expense)	52,351	18,454	73,246	(3,487)
Income before income taxes	98,852	56,768	155,497	63,660
Income tax expense	14,032	12,169	25,996	14,093
Net income	84,820	44,599	129,501	49,567
Less: Income (loss) attributable to non-controlling interests in general partnerships	73	1,732	286	(278)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,372	21,054	50,668	24,786
Less: Income (loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	1,230	—	(1,766)	—
Net income attributable to Hamilton Lane Incorporated	$52,145	$21,813	$80,313	$25,059

Revenues

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Management and advisory fees
Specialized funds	$36,314	$31,717	$69,702	$63,948
Customized separate accounts	24,934	23,800	49,434	47,315
Advisory	6,297	6,545	12,663	13,310
Reporting and other	5,709	2,584	10,991	5,420
Distribution management	2,022	737	6,143	2,464
Fund reimbursement revenue	658	984	885	1,177
Total management and advisory fees	75,934	66,367	149,818	133,634
Incentive fees	20,386	18,064	25,497	20,541
Total revenues	$96,320	$84,431	$175,315	$154,175

Three months ended September 30, 2021 compared to three months ended September 30, 2020
Total revenues increased $11.9 million, or 14%, to $96.3 million, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $9.6 million, or 14%, to $75.9 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Specialized funds revenue increased $4.6 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a $3.9 million increase in revenue from our evergreen funds, which added $1.2 billion in fee-earning AUM between periods. Customized separate accounts revenue increased $1.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Reporting and other fees increased $3.1 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to $2.2 million in revenue added from the acquisition of 361 Capital, LLC. Distribution management revenue increased $1.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to increased distribution activity.
Incentive fees increased $2.3 million to $20.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to an increase in incentive fees from customized separate accounts partially offset by a decrease in incentive fees from specialized funds.
Six months ended September 30, 2021 compared to six months ended September 30, 2020
Total revenues increased $21.1 million, or 14%, to $175.3 million, for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $16.2 million, or 12%, to $149.8 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. Specialized funds revenue increased $5.8 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due primarily to a $6.8 million increase in revenue from our evergreen funds, which added $1.2 billion in fee-earning AUM between periods. Customized separate accounts revenue increased $2.1 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020 due to the addition of several new accounts and additional allocations from existing accounts as compared to the prior year period. Reporting and other fees increased $5.6 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020 due to $4.5 million in revenue added from the acquisition of 361 Capital, LLC in the current year period. Distribution management revenue increased $3.7 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020 due to increased distribution activity.
Incentive fees increased $5.0 million to $25.5 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due primarily to an increase in incentive fees from customized separate accounts.
Expenses
Three months ended September 30, 2021 compared to three months ended September 30, 2020
Total expenses increased $3.7 million, or 8%, to $49.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to an increase in general, administrative and other expenses, partially offset by a decrease in compensation and benefits expenses.
Compensation and benefits expenses decreased $1.7 million, or 5%, to $33.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a decrease in base compensation and benefits. Base compensation and benefits decreased $2.3 million, or 8%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a decrease in our bonus plan accrual. Incentive fee compensation increased $0.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $5.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This change consisted primarily of a $2.3 million increase in consulting and professional fees and a $1.4 million increase in rent expense, which included expenses for our new headquarters in the current year period.
Six months ended September 30, 2021 compared to six months ended September 30, 2020
Total expenses increased $6.0 million, or 7%, to $93.1 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020 due to an increase in general, administrative and other expenses, partially offset by a decrease in compensation and benefits expenses.
Compensation and benefits expenses decreased $5.4 million, or 8%, to $60.0 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due primarily to a decrease in base compensation and benefits. Base compensation and benefits decreased $7.2 million, or 13%, for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due primarily to a decrease in our bonus plan accrual. Incentive fee compensation increased $1.4 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $11.4 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. This change consisted primarily of a $4.1 million increase in consulting and professional fees, a $3.7 million increase in rent expense, which included expenses for our new headquarters in the current year period, and a $1.0 million increase in commissions.
Other Income (Expense)
The following table shows the equity in income of investees included in other income (expense):

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Equity in income (loss) of investees
Primary funds	$4,168	$1,708	$5,996	$(1,297)
Direct/co-investment funds	6,855	8,943	14,509	(585)
Secondary funds	5,266	1,875	7,750	(287)
Customized separate accounts	7,866	4,782	15,159	(1,245)
Other equity method investments	3,293	671	4,312	190
Total equity in income (loss) of investees	$27,448	$17,979	$47,726	$(3,224)

Three months ended September 30, 2021 compared to three months ended September 30, 2020
Other income increased $33.9 million to $52.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to increases in equity in income of investees and other non-operating income.
Equity in income (loss) of investees increased $9.5 million to $27.4 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This was due primarily to the increases in public and private market valuations during the quarter ended June 30, 2021.
Non-operating income increased $25.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a $23.2 million unrealized gain on a technology investment in the current year period.
Other income of consolidated VIEs decreased $0.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, due primarily to a decrease in equity in income (loss) of investees discussed above offset by the change in fair value of the warrants of our sponsored SPAC.
Six months ended September 30, 2021 compared to six months ended September 30, 2020
Other income increased $76.7 million to an income of $73.2 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due primarily to increases in equity in income of investees and other non-operating income.
Equity in income (loss) of investees increased $51.0 million to income of $47.7 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. This was due primarily to the increases in public and private market valuations during the six months ended June 30, 2021 compared to decreases from the impact of COVID-19 on public and private market valuations for the six months ended June 30, 2020.
Non-operating income increased $26.8 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due primarily to a $23.2 million unrealized gain on a technology investment in the current year period.

Other expense of consolidated VIEs decreased $1.4 million for the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due to an increase in equity in income (loss) of investees discussed above partially offset by a change in fair value of the warrants of our sponsored SPAC.
Income Tax Expense
The Company’s effective tax rate was 14.2% and 21.4% for the three months ended September 30, 2021 and 2020, respectively, and 16.7% and 22.1% for the six months ended September 30, 2021 and 2020, respectively. These rates were different than the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rates for the three and six months ended September 30, 2021 were less than the three and six months ended September 30, 2020 due primarily to tax adjustments related to equity in income of investees and discrete tax adjustments, both of which were less in the three and six months ended September 30, 2021 as compared to the three and six months ended September 30, 2020.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2021			2021
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$26,377	$16,384	$42,761	$25,664	$16,341	$42,005
Contributions (1)	1,886	1,070	2,956	3,459	2,006	5,465
Distributions (2)	(1,027)	(270)	(1,297)	(2,034)	(1,211)	(3,245)
Foreign exchange, market value and other (3)	154	59	213	301	107	408
Balance, end of period	$27,390	$17,243	$44,633	$27,390	$17,243	$44,633

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
Three months ended September 30, 2021
Fee-earning AUM increased $1.9 billion to $44.6 billion during the three months ended September 30, 2021, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.0 billion, or 4%, to $27.4 billion for the three months ended September 30, 2021. Customized separate accounts contributions were $1.9 billion for the three months ended September 30, 2021, due to new allocations from existing clients and the addition of new clients. Distributions were $1.0 billion for the three months ended September 30, 2021 due to $0.4 billion from accounts reaching the end of their fund term, $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.2 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $0.9 billion, or 5%, to $17.2 billion for the three months ended September 30, 2021. Specialized fund contributions were $1.1 billion for the three months ended September 30, 2021, due primarily to $0.4 billion from our evergreen funds and $0.3 billion from our direct credit funds. Distributions were $0.3 billion for the three months ended September 30, 2021, due to $0.3 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base.
Six months ended September 30, 2021
Fee-earning AUM increased $2.6 billion to $44.6 billion during the six months ended September 30, 2021, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.7 billion, or 7%, to $27.4 billion for the six months ended September 30, 2021. Customized separate accounts contributions were $3.5 billion for the six months ended September 30, 2021, due to new allocations from existing clients and the addition of new clients. Distributions were $2.0 billion for the six months ended September 30, 2021 due to $0.9 billion from accounts reaching the end of their fund term, $0.7 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.4 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $0.9 billion, or 6%, to $17.2 billion for the six months ended September 30, 2021. Specialized fund contributions were $2.0 billion for the six months ended September 30, 2021, due primarily to $0.6 billion from our latest direct equity fund, $0.6 billion from our evergreen funds, and $0.5 billion from our direct credit funds. Distributions were $1.2 billion for the six months ended September 30, 2021, due to $0.7 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base, $0.4 billion from our prior direct equity fund moving from a committed to net invested capital fee base, and $0.2 billion from accounts reaching the end of their fund term.
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
The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Net income attributable to Hamilton Lane Incorporated	$52,145	$21,813	$80,313	$25,059
Income (loss) attributable to non-controlling interests in general partnerships	73	1,732	286	(278)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,372	21,054	50,668	24,786
Income (loss) attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	1,230	—	(1,766)	—
Incentive fees	(20,386)	(18,064)	(25,497)	(20,541)
Incentive fee related compensation (1)	9,693	8,247	12,076	9,420
SPAC related general, administrative and other expenses	200	—	559	—
Interest income	(39)	(93)	(462)	(117)
Interest expense	1,166	493	2,331	980
Income tax expense	14,032	12,169	25,996	14,093
Equity in (income) loss of investees	(27,448)	(17,979)	(47,726)	3,224
Non-operating income	(26,030)	(875)	(27,389)	(600)
Fee Related Earnings	$36,008	$28,497	$69,389	$56,026
Depreciation and amortization	1,074	973	2,452	1,977
Equity-based compensation	1,654	1,803	3,995	3,551
Incentive fees	20,386	18,064	25,497	20,541
Incentive fees attributable to non-controlling interests	20	(702)	(75)	(710)
Incentive fee related compensation (1)	(9,693)	(8,247)	(12,076)	(9,420)
Interest income	39	93	462	117
Adjusted EBITDA	$49,488	$40,481	$89,644	$72,082

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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three and six months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per-share amounts)	2021	2020	2021	2020
Net income attributable to Hamilton Lane Incorporated	$52,145	$21,813	$80,313	$25,059
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,372	21,054	50,668	24,786
Income tax expense	14,032	12,169	25,996	14,093
Adjusted pre-tax net income	97,549	55,036	156,977	63,938
Adjusted income taxes (1)	(23,217)	(13,043)	(37,361)	(15,153)
Adjusted net income	$74,332	$41,993	$119,616	$48,785

Weighted-average shares of Class A common stock outstanding - diluted	36,342,615	33,204,126	36,229,757	31,830,772
Exchange of Class B and Class C units in HLA (2)	17,352,958	20,418,672	17,452,549	21,768,628
Adjusted shares outstanding	53,695,573	53,622,798	53,682,306	53,599,400

Non-GAAP earnings per share	$1.38	$0.78	$2.23	$0.91

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.8% and 23.7% for the three and six month periods ended September 30, 2021 and 2020, respectively, applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through June 30, 2021 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	80	1.3	5.4%	379 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.2%	841 bps	950 bps
PEF VI	2007	494	498	1.7	12.2%	112 bps	446 bps
PEF VII	2010	262	245	1.7	15.4%	90 bps	489 bps
PEF VIII	2012	427	127	1.4	12.0%	(191) bps	161 bps
PEF IX	2015	517	61	2.7	40.9%	2,448 bps	2,761 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	-	-	362	1.5	17.1%	1,329 bps	1,172 bps
Secondary Fund I	2005	360	353	1.2	5.2%	113 bps	341 bps
Secondary Fund II	2008	591	596	1.5	19.9%	459 bps	876 bps
Secondary Fund III	2012	909	671	1.6	19.3%	542 bps	929 bps
Secondary Fund IV	2016	1,916	215	2.2	40.2%	2,418 bps	2,730 bps
Secondary Fund V	2019	3,929	20	2.0	148.8%	11,803 bps	11,982 bps
Co-investments
Pre-Fund	-	-	244	1.9	21.3%	1,655 bps	1,600 bps
Co-Investment Fund	2005	604	561	1.0	0.2%	(554) bps	(304) bps
Co-Investment Fund II	2008	1,195	850	2.5	21.5%	911 bps	1,289 bps
Co-Investment Fund III	2014	1,243	408	2.7	38.7%	2,423 bps	2,757 bps
Co-Investment Fund IV	2018	1,698	147	4.1	81.8%	6,296 bps	6,641 bps
Equity Opportunities V	2021	984	N/A	N/A	N/A	N/A	N/A

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	58	1.3	14.9%	580 bps	915 bps
Strat Opps 2016	2016	214	155	1.3	17.9%	1,104 bps	1,300 bps
Strat Opps 2017	2017	435	322	1.3	15.7%	1,105 bps	1,169 bps
Strat Opps 2018	2018	889	406	1.2	14.3%	1,010 bps	1,250 bps
Strat Opps 2019	2019	762	173	1.2	19.8%	1,352 bps	1,524 bps
Strat Opps 2020	2021	898	N/A	N/A	N/A	N/A	N/A

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	379 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	360 bps	950 bps	463 bps
PEF VI	2007	494	513	1.7	1.6	11.8%	9.0%	66 bps	(177) bps	400 bps	151 bps
PEF VII	2010	262	286	1.6	1.6	13.5%	9.6%	(103) bps	(480) bps	291 bps	(92) bps
PEF VIII	2012	427	415	1.4	1.5	10.8%	8.2%	(416) bps	(693) bps	(84) bps	(359) bps
PEF IX	2015	517	472	1.8	1.7	22.0%	20.2%	486 bps	263 bps	802 bps	576 bps
PEF X	2018	278	156	1.4	1.3	29.2%	23.8%	463 bps	(281) bps	775 bps	14 bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,329 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63) bps	341 bps	157 bps
Secondary Fund II	2008	591	596	1.5	1.4	19.9%	13.6%	459 bps	(186) bps	876 bps	219 bps
Secondary Fund III	2012	909	832	1.4	1.4	14.0%	11.9%	10 bps	(237) bps	394 bps	152 bps
Secondary Fund IV	2016	1,916	2,019	1.6	1.6	24.2%	25.7%	529 bps	663 bps	859 bps	991 bps
Secondary Fund V	2019	3,929	1,698	1.4	1.5	68.4%	98.2%	3,869 bps	6,033 bps	4,199 bps	6,292 bps
Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(570) bps	(746) bps	(319) bps	(502) bps
Co-Investment Fund II	2008	1,195	1,148	2.0	1.8	17.9%	14.2%	547 bps	160 bps	925 bps	534 bps
Co-Investment Fund III	2014	1,243	1,262	2.2	1.9	22.7%	19.4%	711 bps	385 bps	1,042 bps	710 bps
Co-Investment Fund IV	2018	1,698	1,449	1.8	1.7	36.4%	36.0%	1,364 bps	1,156 bps	1,663 bps	1,440 bps
Equity Opportunities Fund V	2021	984	159	1.0	0.9	N/A	N/A	N/A	N/A	N/A	N/A

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.7%	538 bps	204 bps	854 bps	516 bps
Strat Opps 2016	2016	214	214	1.3	1.2	12.2%	9.7%	545 bps	302 bps	737 bps	494 bps
Strat Opps 2017	2017	435	447	1.3	1.2	13.3%	10.6%	805 bps	527 bps	920 bps	657 bps
Strat Opps 2018	2018	889	844	1.2	1.2	11.8%	9.7%	607 bps	343 bps	853 bps	592 bps
Stat Opps 2019	2019	762	672	1.1	1.1	13.8%	11.2%	515 bps	17 bps	753 bps	249 bps
Stat Opps 2020	2021	898	273	1.0	1.0	5.4%	2.8%	(582) bps	(833) bps	5 bps	(257) bps
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2021. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of September 30, 2021 and March 31, 2021, our cash and cash equivalents, including investments in money market funds, were $86.0 million and $87.0 million, respectively.

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

Finally, we have used available cash and borrowings from our Loan Agreements (defined below) to make strategic investments in companies that seek to offer technology-driven private markets data and wealth management solutions.

Loan Agreements
We maintain a Term Loan and Security Agreement, as amended (the “Term Loan Agreement”), a Revolving Loan and Security Agreement, as amended (the “Revolving Loan Agreement”), and a Multi-Draw Term Loan and Security Agreement, as amended (the “Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement and the Revolving Loan Agreement, the “Loan Agreements”), with First Republic Bank (“First Republic”). The Term Loan Agreement has a maturity date of July 1, 2027 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of September 30, 2021, we had an outstanding balance of $72.7 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, as well as additional committed term advances not to exceed $25 million in the aggregate through March 24, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $25 million and has a maturity date of March 24, 2023. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of September 30, 2021, we did not have any outstanding balance under the Revolving Loan Agreement.

The Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. Advances may be drawn through March 31, 2022 and the interest rate is a fixed per annum rate of 3.50%. As of September 30, 2021, we had an outstanding balance of $75.0 million under the Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of September 30, 2021 and March 31, 2021, the principal amount of debt outstanding equaled $147.7 million and $163.6 million, respectively.

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
We will also continue to evaluate opportunities to make strategic investments in companies that seek to offer technology-driven private markets data and wealth management solutions.
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
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2021 and March 31, 2021, we were required to maintain approximately $3.3 million and $3.0 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.

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
Cash Flows
Six Months Ended September 30, 2021 and 2020

	Six Months Ended September 30,
($ in thousands)	2021	2020
Net cash provided by operating activities	$83,923	$89,634
Net cash used in investing activities	(19,609)	(17,351)
Net cash used in financing activities	(65,120)	(40,594)
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the six months ended September 30, 2021 and 2020, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our investments. For the six months ended September 30, 2021 and 2020, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment and net contributions to our funds. Additionally, during the six months ended September 30, 2021, we received a distribution from one of our investments valued under the measurement alternative which was partially offset by the cash paid to acquire 361 Capital, LLC.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the six months ended September 30, 2021 and 2020, our net cash used in financing activities was driven primarily by dividends paid to shareholders and distributions to HLA members. Additionally, during the six months ended September 30, 2021, we repaid the outstanding balance on our Revolving Loan Agreement.
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
Interest Rate Risk
 As of September 30, 2021, we had $147.7 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of September 30, 2021. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of September 30, 2021.
Based on the floating rate component of our Loan Agreements payable as of September 30, 2021, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $0.4 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1-31, 2021	—	$—	—	$50,000,000
August 1-31, 2021	—	$—	—	$50,000,000
September 1-30, 2021	—	$—	—	$50,000,000
Total	—	$—	—	$50,000,000

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

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of November 2021.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller