Form 10-Q
period 2021-12-31
Hamilton Lane INC
filed 2022-02-01
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of January 28, 2022, there were 37,194,344 shares of the registrant’s Class A common stock, par value $0.001, and 16,033,359 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2021	2021
Assets
Cash and cash equivalents	$78,838	$87,025
Restricted cash	3,315	3,041
Fees receivable	47,085	29,202
Prepaid expenses	5,912	6,143
Due from related parties	2,016	2,495
Furniture, fixtures and equipment, net	29,229	23,308
Lease right-of-use assets, net	67,023	64,384
Investments	483,320	368,836
Deferred income taxes	249,004	251,949
Other assets	28,553	17,821
Assets of consolidated variable interest entities:
Cash and cash equivalents	187	311
Investments held in trust	276,009	276,003
Investments	8,294	4,787
Other assets	668	1,214
Total assets	$1,279,453	$1,136,519
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$2,190	$2,173
Accrued compensation and benefits	48,282	29,415
Accrued members’ distributions	11,769	16,877
Accrued dividend	12,916	11,201
Debt	146,767	163,175
Payable to related parties pursuant to tax receivable agreement	187,252	194,764
Lease liabilities	83,720	75,281
Other liabilities (includes $16,477 and $17,381 at fair value)	31,560	36,122
Liabilities of consolidated variable interest entities:
Other liabilities	16,122	17,310
Total liabilities	540,578	546,318

Commitments and contingencies (Note 16)

Redeemable non-controlling interests	276,000	276,000

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 37,194,344 and 36,290,183 issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	37	36
Class B common stock, $0.001 par value, 50,000,000 authorized; 16,033,359 and 16,739,846 issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	16	17
Additional paid-in-capital	162,067	150,564
Retained earnings	181,637	87,512
Total Hamilton Lane Incorporated stockholders’ equity	343,757	238,129
Non-controlling interests in general partnerships	2,941	2,211
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	116,177	73,861
Total equity	462,875	314,201
Total liabilities, redeemable non-controlling interests and equity	$1,279,453	$1,136,519
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues
Management and advisory fees	$79,836	$75,279	$229,653	$208,913
Incentive fees	10,490	8,680	34,217	12,512
Consolidated variable interest entities related:
Incentive fees	1,378	624	3,149	17,333
Total revenues	91,704	84,583	267,019	238,758
Expenses
Compensation and benefits	34,004	28,536	94,028	93,914
General, administrative and other	16,332	13,328	48,742	34,978
Consolidated variable interest entities related:
General, administrative and other	322	—	952	—
Total expenses	50,658	41,864	143,722	128,892
Other income (expense)
Equity in income of investees	12,924	12,138	60,181	10,938
Interest expense	(1,157)	(468)	(3,488)	(1,448)
Interest income	26	658	488	775
Non-operating income	37,043	6,229	65,500	6,830
Consolidated variable interest entities related:
Equity in (loss) income of investees	(298)	(215)	170	(2,239)
Unrealized income	2,135	—	1,067	—
Interest expense	(4)	—	(4)	—
Total other income (expense)	50,669	18,342	123,914	14,856
Income before income taxes	91,715	61,061	247,211	124,722
Income tax expense	11,519	6,429	37,515	20,522
Net income	80,196	54,632	209,696	104,200
Less: (Loss) income attributable to non-controlling interests in general partnerships	(119)	(68)	167	(346)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	26,181	21,497	76,849	46,283
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,285	—	519	—
Net income attributable to Hamilton Lane Incorporated	$51,849	$33,203	$132,161	$58,263

Basic earnings per share of Class A common stock	$1.44	$0.96	$3.64	$1.79
Diluted earnings per share of Class A common stock	$1.40	$0.96	$3.59	$1.78
Dividends declared per share of Class A common stock	$0.35	$0.313	$1.05	$0.938
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$80,196	$54,632	$209,696	$104,200
Other comprehensive income, net of tax
Foreign currency translation	—	—	—	130
Total other comprehensive income, net of tax	—	—	—	130
Comprehensive income	80,196	54,632	209,696	104,330
Less:
Comprehensive (loss) income attributable to non-controlling interests in general partnerships	(119)	(68)	167	(346)
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	26,181	21,497	76,849	46,335
Comprehensive income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,285	—	519	—
Total comprehensive income attributable to Hamilton Lane Incorporated	$51,849	$33,203	$132,161	$58,341
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2021	$36	$17	$150,564	$87,512	$—	$2,211	$73,861	$314,201
Net income	—	—	—	132,161	—	167	76,849	209,177
Equity-based compensation	—	—	3,870	—	—	—	1,836	5,706
Repurchase of Class A shares for employee tax withholding	—	—	(220)	—	—	—	(385)	(605)
Deferred tax adjustment	—	—	2,722	—	—	—	—	2,722
Dividends declared	—	—	—	(38,429)	—	—	—	(38,429)
Capital contributions from non-controlling interests, net	—	—	—	—	—	563	—	563
Member distributions	—	—	—	—	—	—	(32,361)	(32,361)
Secondary Offerings	1	(1)	4,097	—	—	—	(4,098)	(1)
Employee Share Purchase Plan share issuance	—	—	936	—	—	—	446	1,382
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	393	—	—	127	520
Equity reallocation between controlling and non-controlling interests	—	—	98	—	—	—	(98)	—
Balance at December 31, 2021	$37	$16	$162,067	$181,637	$—	$2,941	$116,177	$462,875

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$4,853	$77,757	$237,401
Net income (loss)	—	—	—	58,263	—	(346)	46,283	104,200
Other comprehensive income	—	—	—	—	78	—	52	130
Equity-based compensation	—	—	3,251	—	—	—	2,079	5,330
Repurchase of Class A shares for employee tax withholding	—	—	(22)	—	—	—	(14)	(36)
Deferred tax adjustment	—	—	14,424	—	—	—	—	14,424
Dividends declared	—	—	—	(31,650)	—	—	—	(31,650)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(2,421)	—	(2,421)
Member distributions	—	—	—	—	—	—	(28,599)	(28,599)
Secondary offerings	5	(4)	15,933	—	—	—	(15,938)	(4)
Employee Share Purchase Plan share issuance	—	—	658	—	—	—	419	1,077
Equity reallocation between controlling and non-controlling interests	—	—	593	—	—	—	(593)	—
Balance at December 31, 2020	$35	$18	$142,564	$73,703	$—	$2,086	$81,446	$299,852

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at September 30, 2021	$37	$16	$161,000	$141,130	$—	$2,904	$99,165	$404,252
Net income	—	—	—	51,849	—	(119)	26,181	77,911
Other comprehensive income	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	1,179	—	—	—	532	1,711
Deferred tax adjustment	—	—	2		—	—	—	2
Dividends declared	—	—	—	(12,916)	—	—	—	(12,916)
Capital contributions from non-controlling interests, net	—	—	—	—	—	156	—	156
Member distributions	—	—	—	—	—	—	(11,024)	(11,024)
Employee Share Purchase Plan share issuance	—	—	340	—	—	—	158	498
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	1,574	—	—	711	2,285
Equity reallocation between controlling and non-controlling interests	—	—	(454)	—	—	—	454	—
Balance at December 31, 2021	$37	$16	$162,067	$181,637	$—	$2,941	$116,177	$462,875

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at September 30, 2020	$35	$18	$141,010	$51,275	$—	$3,506	$67,351	$263,195
Net income	—	—	—	33,203	—	(68)	21,497	54,632
Equity-based compensation	—	—	1,136	—	—	—	623	1,759
Repurchase of Class A shares for employee tax withholding	—	—	(4)	—	—	—	—	(4)
Deferred tax adjustment	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	(10,775)	—	—	—	(10,775)
Capital distributions to non-controlling interests, net	—	—	—	—	—	(1,352)	—	(1,352)
Member distributions	—	—	—	—	—	—	(7,973)	(7,973)
Employee Share Purchase Plan share issuance	—	—	239	—	—	—	131	370
Equity reallocation between controlling and non-controlling interests	—	—	183	—	—	—	(183)	—
Balance at December 31, 2020	$35	$18	$142,564	$73,703	$—	$2,086	$81,446	$299,852

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2021	2020
Operating activities:
Net income	$209,696	$104,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,744	2,982
Change in deferred income taxes	19,941	13,382
Change in payable to related parties pursuant to tax receivable agreement	(6,202)	(73)
Equity-based compensation	5,706	5,310
Equity in income of investees	(60,181)	(10,938)
Gain on sale of investment	(11,936)	(6,229)
Fair value adjustment of other investments	(47,774)	—
Proceeds received from investments	38,945	704
Non-cash lease expense	7,210	4,352
Other	43	(105)
Changes in operating assets and liabilities:
Fees receivable	(17,883)	3,760
Prepaid expenses	263	2,068
Due from related parties	479	(1,382)
Other assets	256	(1,291)
Accounts payable	17	101
Accrued compensation and benefits	18,867	29,982
Lease liability	(1,410)	(1,466)
Other liabilities	(6,457)	195
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	(1,067)	—
Equity in (income) loss of investees	(170)	2,239
Other assets and liabilities	425	—
Net cash provided by operating activities	152,512	147,791
Investing activities:
Purchase of furniture, fixtures and equipment	(7,788)	(8,558)
Purchase of other investments	(18,798)	(500)
Cash paid for acquisition of business	(10,096)	—
Cash paid for purchase of intangible assets	—	(1,000)
Proceeds from sale of investment valued under the measurement alternative	12,623	—
Distribution from investment valued under the measurement alternative	12,739	—
Distributions received from investments	12,088	19,764
Contributions to investments	(56,432)	(57,119)
Net cash used in investing activities	(55,664)	(47,413)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2021	2020
Financing activities:
Proceeds from offerings	73,833	354,629
Purchase of membership interests	(73,833)	(354,629)
Repayments of debt	(1,382)	(937)
Repayment of revolver	(15,000)	—
Repurchase of Class B common stock	(1)	(4)
Repurchase of Class A shares for employee tax withholding	(605)	(36)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,382	1,077
Payments to related parties, pursuant to tax receivable agreement	(15,584)	(36)
Dividends paid	(36,714)	(28,902)
Members’ distributions paid	(37,469)	(26,522)
Other	(75)	—
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	1,053	70
Distributions to non-controlling interest in general partnerships	(490)	(2,491)
Net cash used in financing activities	(104,885)	(57,781)
Effect of exchange rate changes on cash and cash equivalents	—	130
(Decrease) increase in cash, cash equivalents, and restricted cash	(8,037)	42,727
Cash, cash equivalents, and restricted cash at beginning of the period	90,377	53,210
Cash, cash equivalents, and restricted cash at end of the period	$82,340	$95,937

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
	As of December 31,
	2021	2020
Cash and cash equivalents	$78,838	$92,895
Restricted cash	3,315	3,042
Cash and cash equivalents held at consolidated variable interest entities	187	—
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$82,340	$95,937
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1.Organization

Hamilton Lane Incorporated (“HLI”) is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of December 31, 2021 and March 31, 2021, HLI held approximately 68.9% and 67.2%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending March 31, 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2021.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. Given the continued uncertainty regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on the

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Company’s financial statements. In addition, certain impacts may not be reported in the current quarter due to the Company’s investments in partnerships and unrealized carried interest amounts, which are reported on a three-month lag, as discussed below in “Accounting for Differing Fiscal Periods”.

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
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and advisory fees	2021	2020	2021	2020
Specialized funds	$38,233	$38,155	$107,935	$102,103
Customized separate accounts	25,982	23,285	75,416	70,600
Advisory	6,119	6,618	18,781	19,928
Reporting and other	5,992	2,673	16,983	8,093
Distribution management	3,170	2,827	9,313	5,291
Fund reimbursement revenue	340	1,721	1,225	2,898
Total management and advisory fees	$79,836	$75,279	$229,653	$208,913

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive fees	2021	2020	2021	2020
Specialized funds	$6,765	6,178	$23,903	$9,407
Customized separate accounts	3,725	2,502	10,314	3,105
Consolidated variable interest related:
Specialized funds	1,378	624	3,149	17,333
Total incentive fees	$11,868	$9,304	$37,366	$29,845

Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $1,022 and $964 as of December 31, 2021 and March 31, 2021, respectively, and is included in other assets in the Condensed Consolidated Balance Sheets. Amortization expense related to this contract asset was $121 and $373 for the three and nine months ended December 31, 2021, respectively, and $135 and $389 for the three and nine months ended December 31, 2020, respectively, and is included in compensation and benefits in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	December 31,	March 31,
	2021	2021
Equity method investments in Partnerships	$303,149	$240,337
Other equity method investments	1,502	1,297
Other investments	22,767	17,381
Investments valued under the measurement alternative	155,902	109,821
Total Investments	$483,320	$368,836

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investment represents its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized an equity method income related to its investments in Partnerships and other equity method investments of $12,924 and $60,181 for the three and nine months ended December 31, 2021, respectively, and $12,138 and $10,938 for the three and nine months ended December 31, 2020, respectively.

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

The Company recognized a gain on other investments held as collateral of $2,288 and $3,239 during the three and nine months ended December 31, 2021, respectively, and $1,276 and $5,999 during the three and nine months ended December 31, 2020, respectively, that are recorded in non-operating income. The Company recognized a loss on the secured financing liability of $2,288 and $3,239 during the three and nine months ended December 31, 2021, respectively, and $1,276 and $5,999 during the three and nine months ended December 31, 2020, respectively, that are recorded in non-operating income in the Condensed Consolidated Statement of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Investments valued under the measurement alternative

During the nine months ended December 31, 2021, an investment held by the Company launched an initial public offering (“IPO”) and began trading on a public exchange. As part of the IPO, the Company agreed to a lockup restriction on selling or transferring the security for a period of 180 days. As the investment has a readily determinable fair value at the end of each reporting period, it no longer qualifies to be recorded under the measurement alternative. The investment is recorded at fair value with changes in value recorded to net income. As the lockup restriction expired during the quarter ended December 31, 2021, the Company transferred the investment from Level 3 to Level 1 at December 31, 2021.

During the nine months ended December 31, 2021, there were observable price changes in two investments held by the Company. As a result of the transactions, the Company marked the investments to fair value based upon the transaction prices, which resulted in total unrealized gains of $19,768 and $44,484 during the three and nine months ended December 31, 2021, respectively, that are recorded in non-operating income in the Condensed Consolidated Statement of Income.

During the quarter ended December 31, 2021, the Company made investments in two private companies. The Company invested $13,500 in a company maintaining a platform of solutions designed to aid individual investors and various wealth management platforms with their wealth management needs. Additionally, the Company invested $4,500 in a company that provides environmental, social and governance (“ESG”) reporting metrics and analysis to private market firms and private companies. Due to the lack of readily determinable fair values for these investments, over which the Company does not have significant influence, the Company will value the investments under the measurement alternative.

During the quarter ended December 31, 2021, an entity in which the Company held an investment with a total carrying amount of $687 was sold to a third party. The Company received cash proceeds of $12,623 and recorded a gain of $11,936 in connection with the transaction during the three months ended December 31, 2021 that is recorded in non-operating income in the Condensed Consolidated Statement of Income.

5. Fair Value Measurement

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$6,290	$—	$16,477	$22,767	$11,369
Investments held in trust	276,009	—	—	276,009	276,000
Total financial assets	$282,299	$—	$16,477	$298,776	$287,369
Financial liabilities:
Warrant liability(1)	$5,429	$873	$—	$6,302
Secured financing(2)	—	—	16,477	16,477
Total financial liabilities	$5,429	$873	$16,477	$22,779

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$—	$4,083	$13,298	$17,381	$9,902
Investments held in trust	276,003	—	—	276,003	276,000
Total financial assets	$276,003	$4,083	$13,298	$293,384	$285,902
Financial liabilities:
Warrant liability(1)	$6,348	$1,020	$—	$7,368
Secured financing(2)	—	4,083	13,298	17,381
Total financial liabilities	$6,348	$5,103	$13,298	$24,749
(1) Warrant liability is recorded within other liabilities of consolidated variable interests in the Condensed Consolidated Balance Sheet.
(2) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheet.

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Publicly traded equity security	Total other investments
Balance as of September 30, 2021	$7,159	$783	$6,068	$6,122	$20,132
Contributions	204	—	—	—	204
Distributions	(25)	—	—	—	(25)
Net gain (loss)	1,464	(1)	825	168	2,456
Transfer out	—	—	—	(6,290)	(6,290)
Balance as of December 31, 2021	$8,802	$782	$6,893	$—	$16,477

Balance as of March 31, 2021	$6,254	$985	$6,059	$—	$13,298
Contributions	293	—	28	—	321
Distributions	(179)	(202)	—	—	(381)
Net gain (loss)	2,434	(1)	806	(165)	3,074
Transfer in	—	—	—	6,455	6,455
Transfer out	—	—	—	$(6,290)	(6,290)
Balance as of December 31, 2021	$8,802	$782	$6,893	$—	$16,477

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Private equity funds	Direct credit co-investments	Direct equity co-investments	Total other investments
Balance as of September 30, 2020	$6,208	$1,889	$9,606	$17,703
Contributions	218	—	—	218
Distributions	(896)	—	(139)	(1,035)
Net gain (loss)	252	6	1,018	1,276
Transfer out	—	—	(4,271)	(4,271)
Balance as of December 31, 2020	$5,782	$1,895	$6,214	$13,891

Balance as of March 31, 2020	$5,786	$1,756	$5,852	$13,394
Contributions	246	—	—	246
Distributions	(1,264)	(74)	(139)	(1,477)
Net gain	1,014	213	4,772	5,999
Transfer out	—	—	(4,271)	(4,271)
Balance as of December 31, 2020	$5,782	$1,895	$6,214	$13,891

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of financial assets were as follows, as of December 31, 2021:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$8,802	Adjusted net asset value	Selected market return	4.7%	-	6.1%	5.9%
Direct credit co-investments	$782	Discounted cash flow	Market yield	10.0%	-	10.0%	10.0%
Direct equity co-investments	$6,893	Market approach	EBITDA multiple	8.00x	-	15.25x	11.40x
		Market approach	Equity multiple	1.62x			1.62x

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

6. Acquisitions

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,096, of which $10,096 was paid on the closing date of the acquisition. The remaining $3,000 will be paid in two equal installments on the first and second anniversaries of the closing. The purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,946. The Company recorded $7,145 of definite lived intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed are not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of 361 Capital, LLC were not material for the three and nine months ended December 31, 2021 and 2020, and therefore, pro forma information related to this acquisition is not presented.

7. Variable Interest Entities

The Company consolidates certain VIEs in which it is determined that the Company is the primary beneficiary.

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships, which are not wholly-owned by the Company. The total assets of the consolidated general partner entities are $8,294 and $4,787 as of December 31, 2021 and March 31, 2021, respectively, and are recorded in investments of consolidated variable interest entities in the Condensed Consolidated Balance Sheets. The consolidated general partner entities had no liabilities as of December 31, 2021 and March 31, 2021. The assets of the consolidated general partner entities represent equity method-investments in direct/co-investment funds and customized separate accounts and may only be used to settle obligations of the consolidated general partner entities, if any. In addition, there is no recourse to the Company for the consolidated general partner entities’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company sponsors and consolidates Hamilton Lane Alliance Holdings I, Inc. (“HLAH”) through HL Alliance Holdings Sponsor LLC, an indirect wholly-owned subsidiary of the Company. On January 15, 2021, HLAH completed an IPO raising total gross proceeds of $276,000 which were placed in a trust and can only be utilized for funding a business combination or the redemption of Class A shares of HLAH. In a private placement concurrent with the IPO, HLAH sold warrants to HL Alliance Holdings Sponsor LLC for gross proceeds of $7,520 which were used by HLAH to pay the offering costs and also to provide working capital. The total assets of HLAH were $276,864 and $277,528 as of December 31, 2021 and March 31, 2021, respectively. The total liabilities of HLAH were $16,122 and $17,310 as of December 31, 2021 and March 31, 2021, respectively. The assets of HLAH held outside of the trust can only be used to settle obligations of HLAH, and there is no recourse to the Company for HLAH’s liabilities. All warrants and Class B common stock of HLAH held by the Company are eliminated in consolidation.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of December 31, 2021, the total commitments and remaining unfunded commitments from the limited partners and general partners to the unconsolidated VIEs are $25,965,752 and $8,954,083, respectively. These commitments are the primary source of financing for the unconsolidated VIEs.

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

The carrying amount of assets and liabilities recognized in the Condensed Consolidated Balance Sheet related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,	March 31,
	2021	2021
Investments	$174,367	$138,092
Fees receivable	12,677	4,133
Due from related parties	512	837
Total VIE Assets	187,556	143,062
Less: Non-controlling interests	(1,831)	(2,211)
Maximum exposure to loss	$185,725	$140,851

8. Debt

The Company’s debt consisted of the following:

	December 31, 2021			March 31, 2021
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$72,211	$72,022	2.25%	$73,594	$73,378	2.25%
Multi-Draw Facility	75,000	74,745	3.50%	75,000	74,797	3.50%
Revolver	—	—	2.25%	15,000	15,000	2.25%
Total Debt	$147,211	$146,767		$163,594	$163,175

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

The carrying amount of the Company’s outstanding debt as of December 31, 2021 and March 31, 2021 approximated fair value based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

9. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2021:

	Class A Common Stock	Class B Common Stock
March 31, 2021	36,290,183	16,739,846
Shares issued (repurchased) in connection with offerings	877,400	(695,505)
Forfeitures	(7,420)	(10,982)
Shares repurchased for employee tax withholdings	(5,891)	—
Restricted stock granted	22,411	—
Shares issued pursuant to Employee Share Purchase Plan	17,661	—
December 31, 2021	37,194,344	16,033,359

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

10. Equity-Based Compensation

A summary of restricted stock activity for the nine months ended December 31, 2021 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2021	288,857	$55.58
Granted	22,411	$82.06
Vested	(19,093)	$51.13
Forfeited	(7,420)	$63.38
December 31, 2021	284,755	$57.76

As of December 31, 2021, total unrecognized compensation expense related to restricted stock was $11,624.

11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Base compensation and benefits	$29,340	$24,448	$79,014	$81,317
Incentive fee compensation	2,953	2,329	9,308	7,287
Equity-based compensation	1,711	1,759	5,706	5,310
Total compensation and benefits	$34,004	$28,536	$94,028	$93,914

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

The Company’s effective tax rate was 12.6% and 15.2% for the three and nine months ended December 31, 2021, respectively, and 10.5% and 16.5% for the three and nine months ended December 31, 2020, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and state income tax expense recorded in the periods.

In connection with the September 2021 Offering and unit exchanges, the Company recorded a deferred tax asset in the amount of $16,996, which is net of a valuation allowance of $2,786 related to the portion of tax benefits that more likely than not will not be realized. Additionally, in connection with the September 2021 Offering and unit exchange and recording of the deferred tax asset, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $14,277.

During the quarter ended December 31, 2021, the Company exercised its contractual right to terminate early the rights of certain parties to receive ongoing payments under the tax receivable agreement by making early termination payments of $15,584. As a result of the early termination payments, the Company recognized a gain of $4,319 during the three months ended December 31, 2021 that is recorded in non-operating income in the Condensed Consolidated Statement of Income.

As of December 31, 2021, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31, 2021			Three Months Ended December 31, 2020

	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$51,849			$33,203
Impact of changes in carrying amount of redeemable NCI	1,308			—
Basic EPS of Class A common stock	$53,157	36,902,741	$1.44	$33,203	34,478,437	$0.96
Adjustment to net income:
Assumed vesting of employee awards	66			94
Assumed conversion of Class B and Class C Units	21,946			—
Effect of dilutive securities:
Assumed vesting of employee awards		165,569			272,955
Assumed conversion of Class B and Class C Units		16,675,834			—
Diluted EPS of Class A common stock	$75,169	53,744,144	$1.40	$33,297	34,751,392	$0.96

	Nine Months Ended December 31, 2021			Nine Months Ended December 31, 2020

	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$132,161			$58,263
Impact of changes in carrying amount of redeemable NCI	358			—
Basic EPS of Class A common stock	$132,519	36,375,797	$3.64	$58,263	32,567,754	$1.79
Adjustment to net income:
Assumed vesting of employee awards	156			156
Assumed conversion of Class B and Class C Units	60,083			—
Effect of dilutive securities:
Assumed vesting of employee awards		138,902			240,194
Assumed conversion of Class B and Class C Units		17,192,702			—
Diluted EPS of Class A common stock	$192,758	53,707,401	$3.59	$58,419	32,807,948	$1.78

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The calculations of diluted earnings per share exclude 18,912,099 outstanding Class B and Class C units of HLA for the three and nine months ended December 31, 2020, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive. Net income (loss) recorded by HLI on a standalone basis will determine if the Class B and Class C units are dilutive or antidilutive in each respective period.

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $53,701 and $150,955 for the three and nine months ended December 31, 2021, respectively, and $52,080 and $140,883 for the three and nine months ended December 31, 2020, respectively. The Company earned incentive fees from Partnerships of $10,335 and $34,669 for the three and nine months ended December 31, 2021, respectively, and $8,153 and $28,332 for the three and nine months ended December 31, 2020, respectively.

Fees receivable from the Partnerships were $31,407 and $14,814 as of December 31, 2021 and March 31, 2021, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

Expenses and Payables

The Company maintains a service agreement with its joint venture pursuant to which it had expenses of $1,098 and $3,201 for the three and nine months ended December 31, 2021, respectively, and $1,047 and $3,001 for the three and nine months ended December 31, 2020, respectively, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also has a payable to the joint venture of $370 and $325 as of December 31, 2021 and March 31, 2021, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

15. Supplemental Cash Flow Information

	Nine Months Ended December 31,
	2021	2020
Establishment of lease liability in exchange for right of use asset	$7,950	$61,597
Non-cash financing activities:
Dividends declared but not paid	$12,916	$10,775
Member distributions declared but not paid	$11,769	$7,906
Establishment of net deferred tax assets related to offerings	$19,783	$91,580

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and did not meet the Company’s criteria for recognition in the amounts of $1,064,430 and $648,772, net of amounts attributable to non-controlling interests, at December 31, 2021 and March 31, 2021, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $266,107 and $162,193 as of December 31, 2021 and March 31, 2021, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $183,843 and $201,442 as of December 31, 2021 and March 31, 2021, respectively.

The Company has unrealized gains on its investments valued under the measurement alternative of $54,003 as of December 31, 2021, of which up to 15% may be accrued as a discretionary bonus as those gains are realized.

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

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating lease costs	$2,011	$2,471	$7,610	$4,908
Variable lease costs	$416	$387	$980	$688
Cash paid for amounts included in the measurement of operating lease liabilities	$1,657	$1,338	$4,794	$3,889

Weighted average remaining lease term (in years)			14.7	15.4
Weighted average discount rate			3.2%	3.2%

As of December 31, 2021, the maturities of operating lease liabilities were as follows:

Remainder of FY2022	$1,927
FY2023	7,984
FY2024	7,411
FY2025	6,977
FY2026	6,382
Thereafter	76,180
Total lease payments	106,861
Less: imputed interest	(23,141)
Total operating lease liabilities	$83,720

17. Subsequent Events

On February 1, 2022, the Company declared a quarterly dividend of $0.35 per share of Class A common stock to record holders at the close of business on March 15, 2022. The payment date will be April 6, 2022.

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
Business Overview
We are a global private markets investment solutions provider. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity and venture capital. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct/co-investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $76 billion of our assets under management (“AUM”) as of December 31, 2021.
•Specialized Funds: We organize, invest and manage specialized primary, secondary, direct/co-investment funds, strategic opportunity funds and evergreen funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997, and our product offerings have grown steadily, comprising approximately $22 billion of our AUM as of December 31, 2021.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $753 billion of assets under advisement (“AUA”) as of December 31, 2021.

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
Trends Affecting Our Business
Impact of Covid-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) a global pandemic, which has resulted in significant disruption and uncertainty in the global economic markets. We are closely monitoring developments related to the COVID-19 pandemic and assessing any negative impacts to our business. While we have re-opened many of our offices, including our corporate headquarters, to employees for onsite work in 2022 as conditions permit, we believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our portfolio investments, clients, counterparties, vendors and other business partners that may indirectly adversely affect us.

As of December 31, 2021, we have adequate liquidity with $78.8 million in available cash and $100 million in availability under our Loan Agreements (defined below). For more information on our Loan Agreements, see “Liquidity and Capital Resources—Loan Agreements”.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended December 31, 2021 and 2020. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2021	2020	2021	2020
Revenues
Management and advisory fees	$79,836	$75,279	$229,653	$208,913
Incentive fees	10,490	8,680	34,217	12,512
Consolidated variable interest entities related:
Incentive fees	1,378	624	3,149	17,333
Total revenues	91,704	84,583	267,019	238,758
Expenses
Compensation and benefits	34,004	28,536	94,028	93,914
General, administrative and other	16,332	13,328	48,742	34,978
Consolidated variable interest entities related:
General, administrative and other	322	—	952	—
Total expenses	50,658	41,864	143,722	128,892
Other income (expense)
Equity in income of investees	12,924	12,138	60,181	10,938
Interest expense	(1,157)	(468)	(3,488)	(1,448)
Interest income	26	658	488	775
Non-operating income	37,043	6,229	65,500	6,830
Consolidated variable interest entities related:
Equity in (loss) income of investees	(298)	(215)	170	(2,239)
Unrealized income	2,135	—	1,067	—
Interest expense	(4)	—	(4)	—
Total other income (expense)	50,669	18,342	123,914	14,856
Income before income taxes	91,715	61,061	247,211	124,722
Income tax expense	11,519	6,429	37,515	20,522
Net income	80,196	54,632	209,696	104,200
Less: (Loss) income attributable to non-controlling interests in general partnerships	(119)	(68)	167	(346)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	26,181	21,497	76,849	46,283
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,285	—	519	—
Net income attributable to Hamilton Lane Incorporated	$51,849	$33,203	$132,161	$58,263

Revenues

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2021	2020	2021	2020
Management and advisory fees
Specialized funds	$38,233	$38,155	$107,935	$102,103
Customized separate accounts	25,982	23,285	75,416	70,600
Advisory	6,119	6,618	18,781	19,928
Reporting and other	5,992	2,673	16,983	8,093
Distribution management	3,170	2,827	9,313	5,291
Fund reimbursement revenue	340	1,721	1,225	2,898
Total management and advisory fees	79,836	75,279	229,653	208,913
Incentive fees	11,868	9,304	37,366	29,845
Total revenues	$91,704	$84,583	$267,019	$238,758

Three months ended December 31, 2021 compared to three months ended December 31, 2020
Total revenues increased $7.1 million, or 8%, to $91.7 million, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $4.6 million, or 6%, to $79.8 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. Specialized funds revenue increased $0.1 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due primarily to a $4.8 million increase in revenue from our evergreen funds and a $1.9 million increase in revenue from our latest direct equity fund, which added $1.3 billion and $0.7 billion, respectively, in fee-earning AUM between periods. These increases were partially offset by a $5.5 million decrease in revenue from our latest secondary fund which included $7.2 million in retroactive fees in the prior year period. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $2.7 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 due to the addition of several new accounts and additional allocations from existing accounts. Reporting and other fees increased $3.3 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 due to $2.2 million in revenue added from the acquisition of 361 Capital, LLC. Distribution management revenue increased $0.3 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 due to increased distribution activity. Fund reimbursement revenue decreased $1.4 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due to the recognition of fund reimbursements from our latest direct equity fund in the prior year period.
Incentive fees increased $2.6 million to $11.9 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due to increases in incentive fees from both customized separate accounts and specialized funds.

Nine months ended December 31, 2021 compared to nine months ended December 31, 2020
Total revenues increased $28.3 million, or 12%, to $267.0 million, for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $20.7 million, or 10%, to $229.7 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. Specialized funds revenue increased $5.8 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due primarily to a $11.6 million increase in revenue from our evergreen funds and a $4.3 million increase in revenue from our latest direct equity fund, which added $1.3 billion and $0.7 billion, respectively, in fee-earning AUM between periods. These increases were partially offset by a $5.0 million decrease in revenue from our latest secondary fund which included $10.8 million in retroactive fees in the prior year period. Customized separate accounts revenue increased $4.8 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 due to the addition of several new accounts and additional allocations from existing accounts. Reporting and other fees increased $8.9 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 due to $6.6 million in revenue added from the acquisition of 361 Capital, LLC in the current year period. Distribution management revenue increased $4.0 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020 due to increased distribution activity. Fund reimbursement revenue decreased $1.7 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due to the recognition of fund reimbursements from our latest direct equity fund in the prior year period.
Incentive fees increased $7.5 million to $37.4 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due to an increase in incentive fees from customized separate accounts.
Expenses
Three months ended December 31, 2021 compared to three months ended December 31, 2020
Total expenses increased $8.8 million, or 21%, to $50.7 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020 due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $5.5 million, or 19%, to $34.0 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due primarily to an increase in base compensation and benefits. Base compensation and benefits increased $4.9 million, or 20%, for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due primarily to increased salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation increased $0.6 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $3.3 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This change consisted primarily of a $1.7 million increase in consulting and professional fees.

Nine months ended December 31, 2021 compared to nine months ended December 31, 2020
Total expenses increased $14.8 million, or 12%, to $143.7 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due primarily to an increase in general, administrative and other expenses.
Compensation and benefits expenses increased $0.1 million to $94.0 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. Base compensation and benefits decreased $2.3 million, or 3%, for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due primarily to a decrease in our bonus plan accrual. Incentive fee compensation increased $2.0 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $14.7 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. This change consisted primarily of a $5.8 million increase in consulting and professional fees, a $3.4 million increase in rent expense, which included expenses for our new headquarters in the current year period, and a $1.2 million increase in third-party commissions.
Other Income (Expense)
The following table shows the equity in income of investees included in other income (expense):

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2021	2020	2021	2020
Equity in income (loss) of investees
Primary funds	$1,129	$1,365	$7,124	$69
Direct/co-investment funds	867	3,513	15,375	2,928
Secondary funds	4,074	2,413	11,824	2,126
Customized separate accounts	5,042	4,006	20,201	2,761
Other equity method investments	1,514	626	5,827	815
Total equity in income (loss) of investees	$12,626	$11,923	$60,351	$8,699

Three months ended December 31, 2021 compared to three months ended December 31, 2020
Other income increased $32.3 million to $50.7 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due primarily to an increase in other non-operating income.
Equity in income of investees increased $0.7 million to $12.6 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020. This was due primarily to the increases in public and private market valuations during the quarter ended September 30, 2021.
Non-operating income increased $32.9 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due primarily to $31.7 million in gains on two technology investments and a $5.2 million decrease to the tax receivable agreement liability primarily due to early termination payments in the current year period.

Other income of consolidated VIEs increased $2.0 million for the three months ended December 31, 2021 compared to the three months ended December 31, 2020, due primarily to the change in fair value of the warrants of our sponsored SPAC.
Nine months ended December 31, 2021 compared to nine months ended December 31, 2020
Other income increased $109.1 million to an income of $123.9 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due primarily to increases in equity in income of investees and other non-operating income.
Equity in income of investees increased $51.7 million to income of $60.4 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020. This was due primarily to the increases in public and private market valuations during the nine months ended September 30, 2021.
Non-operating income increased $59.7 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due primarily to $54.9 million in gains on two technology investments and a $6.2 million decrease to the tax receivable agreement liability primarily due to early termination payments in the current year period.
Other income of consolidated VIEs increased $3.5 million for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due to increases in equity in income (loss) of investees discussed above and a change in fair value of the warrants of our sponsored SPAC.
Income Tax Expense
Our effective tax rate was 12.6% and 10.5% for the three months ended December 31, 2021 and 2020, respectively, and 15.2% and 16.5% for the nine months ended December 31, 2021 and 2020, respectively. These rates were different than the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and state income tax expense recorded in the periods. The effective tax rate for the three months ended December 31, 2021 was higher than the three months ended December 31, 2020 due primarily to discrete tax adjustments, which were higher in the three months ended December 31, 2021 than the comparable prior year period. The effective tax rate for the nine months ended December 31, 2021 was less than the nine months ended December 31, 2020 due primarily to a tax adjustment related to equity in income of investees which was less in the nine months ended December 31, 2021 than the comparable prior year period.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2021			2021
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$27,390	$17,243	$44,633	$25,664	$16,341	$42,005
Contributions (1)	1,540	770	2,310	4,999	2,776	7,775
Distributions (2)	(719)	(384)	(1,103)	(2,753)	(1,595)	(4,348)
Foreign exchange, market value and other (3)	153	76	229	454	183	637
Balance, end of period	$28,364	$17,705	$46,069	$28,364	$17,705	$46,069

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
Three months ended December 31, 2021
Fee-earning AUM increased $1.4 billion to $46.1 billion during the three months ended December 31, 2021, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.0 billion, or 4%, to $28.4 billion for the three months ended December 31, 2021. Customized separate accounts contributions were $1.5 billion for the three months ended December 31, 2021, due to new allocations from existing clients and the addition of new clients. Distributions were $0.7 billion for the three months ended December 31, 2021 due to $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.2 billion from accounts moving from a committed to net invested capital fee base, and $0.1 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $0.5 billion, or 3%, to $17.7 billion for the three months ended December 31, 2021. Specialized fund contributions were $0.8 billion for the three months ended December 31, 2021, due primarily to $0.3 billion from our evergreen funds and $0.2 billion from our latest direct equity fund. Distributions were $0.4 billion for the three months ended December 31, 2021, due to $0.3 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.1 billion from accounts reaching the end of their fund term.
Nine months ended December 31, 2021
Fee-earning AUM increased $4.1 billion to $46.1 billion during the nine months ended December 31, 2021, due to contributions from customized separate accounts and specialized funds.

Customized separate accounts fee-earning AUM increased $2.7 billion, or 11%, to $28.4 billion for the nine months ended December 31, 2021. Customized separate accounts contributions were $5.0 billion for the nine months ended December 31, 2021, due to new allocations from existing clients and the addition of new clients. Distributions were $2.8 billion for the nine months ended December 31, 2021 due to $1.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $1.0 billion from accounts reaching the end of their fund term, and $0.6 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $1.4 billion, or 8%, to $17.7 billion for the nine months ended December 31, 2021. Specialized fund contributions were $2.8 billion for the nine months ended December 31, 2021, due primarily to $0.9 billion from our evergreen funds, $0.7 billion from our latest direct equity fund, and $0.7 billion from our direct credit funds. Distributions were $1.6 billion for the nine months ended December 31, 2021, due to $0.9 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base, $0.4 billion from our prior direct equity fund moving from a committed to net invested capital fee base, and $0.3 billion from accounts reaching the end of their fund term.
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
Adjusted EBITDA
Adjusted EBITDA is an internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our outstanding debt, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) other non-operating income and (f) certain other significant items that we believe are not indicative of our core performance.

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2021	2020	2021	2020
Net income attributable to Hamilton Lane Incorporated	$51,849	$33,203	$132,161	$58,263
(Loss) Income attributable to non-controlling interests in general partnerships	(119)	(68)	167	(346)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	26,181	21,497	76,849	46,283
Income attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,285	—	519	—
Incentive fees	(11,868)	(9,304)	(37,366)	(29,845)
Incentive fee related compensation (1)	5,609	4,408	17,685	13,828
SPAC related general, administrative and other expenses	309	—	868	—
Non-operating income related compensation	1,790	—	1,790	—
Interest income	(26)	(658)	(488)	(775)
Interest expense	1,161	468	3,492	1,448
Income tax expense	11,519	6,429	37,515	20,522
Equity in income of investees	(12,626)	(11,923)	(60,351)	(8,699)
Non-operating income	(39,178)	(6,229)	(66,567)	(6,830)
Fee Related Earnings	$36,886	$37,823	$106,274	$93,849
Depreciation and amortization	1,292	1,005	3,744	2,982
Equity-based compensation	1,711	1,759	5,706	5,310
Incentive fees	11,868	9,304	37,366	29,845
Incentive fees attributable to non-controlling interests	(59)	(25)	(134)	(735)
Incentive fee related compensation (1)	(5,609)	(4,408)	(17,685)	(13,828)
Non-operating income related compensation	(1,790)	—	(1,790)	—
Interest income	26	658	488	775
Adjusted EBITDA	$44,325	$46,116	$133,969	$118,198
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable non-controlling interest. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three and nine months ended December 31, 2021 and 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per-share amounts)	2021	2020	2021	2020
Net income attributable to Hamilton Lane Incorporated	$51,849	$33,203	$132,161	$58,263
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	26,181	21,497	76,849	46,283
Income tax expense	11,519	6,429	37,515	20,522
Adjusted pre-tax net income	89,549	61,129	246,525	125,068
Adjusted income taxes (1)	(21,312)	(14,488)	(58,673)	(29,641)
Adjusted net income	$68,237	$46,641	$187,852	$95,427

Weighted-average shares of Class A common stock outstanding - diluted	53,744,144	34,751,392	53,707,401	32,807,948
Exchange of Class B and Class C units in HLA (2)	—	18,912,099	—	20,812,989
Adjusted shares outstanding	53,744,144	53,663,491	53,707,401	53,620,937

Non-GAAP earnings per share	$1.27	$0.87	$3.50	$1.78

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.8% and 23.7% for the three and nine month periods ended December 31, 2021 and 2020, respectively, applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement.

Investment Performance
The following tables present information relating to the historical performance of our discretionary investment accounts. The data for these investments is presented from the date indicated through September 30, 2021 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.2%	841 bps	950 bps
PEF VI	2007	494	499	1.7	12.2%	112 bps	446 bps
PEF VII	2010	262	245	1.7	15.5%	102 bps	500 bps
PEF VIII	2012	427	129	1.4	12.3%	(160) bps	190 bps
PEF IX	2015	517	121	2.4	31.9%	1,588 bps	1,904 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	-	-	362	1.5	17.1%	1,330 bps	1,172 bps
Secondary Fund I	2005	360	353	1.2	5.2%	113 bps	341 bps
Secondary Fund II	2008	591	596	1.5	19.9%	459 bps	876 bps
Secondary Fund III	2012	909	697	1.6	18.8%	509 bps	896 bps
Secondary Fund IV	2016	1,916	251	2.2	39.6%	2,375 bps	2,685 bps
Secondary Fund V	2019	3,929	20	2.1	141.3%	11,334 bps	11,527 bps
Co-investments
Pre-Fund	-	-	244	1.9	21.3%	1,655 bps	1,600 bps
Co-Investment Fund	2005	604	561	1.0	0.2%	(554) bps	(304) bps
Co-Investment Fund II	2008	1,195	874	2.4	21.1%	878 bps	1,257 bps
Co-Investment Fund III	2014	1,243	446	2.7	37.3%	2,264 bps	2,596 bps
Co-Investment Fund IV	2018	1,698	163	4.5	86.9%	6,781 bps	7,105 bps
Equity Opportunities V	2021	1,086	N/A	N/A	N/A	N/A	N/A

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	58	1.3	14.9%	581 bps	916 bps
Strat Opps 2016	2016	214	155	1.3	17.7%	1,084 bps	1,279 bps
Strat Opps 2017	2017	435	322	1.3	15.6%	1,102 bps	1,165 bps
Strat Opps 2018	2018	889	434	1.2	13.8%	940 bps	1,179 bps
Strat Opps 2019	2019	762	201	1.3	25.7%	1,925 bps	2,102 bps
Strat Opps 2020	2021	898	20	1.0	11.6%	276 bps	716 bps

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	360 bps	950 bps	463 bps
PEF VI	2007	494	514	1.7	1.6	11.8%	9.0%	66 bps	(178) bps	399 bps	150 bps
PEF VII	2010	262	287	1.6	1.6	13.4%	9.6%	(98) bps	(471) bps	296 bps	(84) bps
PEF VIII	2012	427	417	1.4	1.5	10.9%	8.4%	(363) bps	(632) bps	(33) bps	(300) bps
PEF IX	2015	517	477	1.9	1.8	22.8%	21.1%	629 bps	430 bps	944 bps	739 bps
PEF X	2018	278	174	1.5	1.4	30.2%	25.4%	903 bps	266 bps	1,207 bps	556 bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63) bps	341 bps	157 bps
Secondary Fund II	2008	591	596	1.5	1.4	19.9%	13.6%	459 bps	(185) bps	876 bps	219 bps
Secondary Fund III	2012	909	836	1.4	1.4	14.1%	11.9%	29 bps	(217) bps	411 bps	170 bps
Secondary Fund IV	2016	1,916	2,022	1.7	1.7	24.1%	25.5%	613 bps	743 bps	939 bps	1,067 bps
Secondary Fund V	2019	3,929	2,299	1.5	1.5	65.0%	85.5%	4,423 bps	6,274 bps	4,721 bps	6,540 bps
Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(569) bps	(746) bps	(319) bps	(501) bps
Co-Investment Fund II	2008	1,195	1,157	2.0	1.7	17.8%	14.1%	536 bps	148 bps	916 bps	523 bps
Co-Investment Fund III	2014	1,243	1,262	2.1	1.8	20.7%	17.4%	548 bps	228 bps	878 bps	552 bps
Co-Investment Fund IV	2018	1,698	1,453	2.0	1.8	37.3%	36.9%	1,668 bps	1,516 bps	1,962 bps	1,797 bps
Equity Opportunities Fund V	2021	1,086	432	1.0	1.0	N/A	N/A	N/A	N/A	N/A	N/A

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.7%	540 bps	214 bps	853 bps	523 bps
Strat Opps 2016	2016	214	216	1.3	1.2	12.0%	9.6%	532 bps	290 bps	719 bps	477 bps
Strat Opps 2017	2017	435	447	1.3	1.2	13.0%	10.3%	779 bps	501 bps	888 bps	625 bps
Strat Opps 2018	2018	889	844	1.2	1.2	11.8%	9.7%	611 bps	355 bps	841 bps	586 bps
Stat Opps 2019	2019	762	678	1.2	1.1	18.1%	14.8%	1,032 bps	521 bps	1,210 bps	689 bps
Stat Opps 2020	2021	898	437	1.0	1.0	6.0%	6.1%	(39) bps	16 bps	77 bps	101 bps
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to September 30, 2021. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of December 31, 2021 and March 31, 2021, our cash and cash equivalents, including investments in money market funds, were $78.8 million and $87.0 million, respectively.

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

Loan Agreements
We maintain a Term Loan and Security Agreement, as amended (the “Term Loan Agreement”), a Revolving Loan and Security Agreement, as amended (the “Revolving Loan Agreement”), and a Multi-Draw Term Loan and Security Agreement, as amended (the “Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement and the Revolving Loan Agreement, the “Loan Agreements”), with First Republic Bank (“First Republic”). The Term Loan Agreement has a maturity date of July 1, 2027 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of December 31, 2021, we had an outstanding balance of $72.2 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, as well as additional committed term advances not to exceed $25 million in the aggregate through March 24, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $25 million and has a maturity date of March 24, 2023. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of December 31, 2021, we did not have any outstanding balance under the Revolving Loan Agreement.

The Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. Advances may be drawn through March 31, 2022 and the interest rate is a fixed per annum rate of 3.50%. As of December 31, 2021, we had an outstanding balance of $75.0 million under the Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of December 31, 2021 and March 31, 2021, the principal amount of debt outstanding equaled $147.2 million and $163.6 million, respectively.

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
In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires 12 months after the date of the first acquisition under the authorization. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available. Our board of directors periodically reviews the Stock Repurchase Program, and, on December 16, 2021, re-approved it on the same terms as those approved in 2018.
We expect that our primary current and long-term liquidity needs will comprise cash to: (1) provide capital to facilitate the growth of our business; (2) fund commitments to our investments; (3) pay operating expenses, including cash compensation to our employees; (4) make payments and/or exercise early termination buyout rights under the tax receivable agreement; (5) fund capital expenditures; (6) pay interest and principal due on our outstanding debt; (7) pay income taxes; (8) make dividend payments to our stockholders and distributions to holders of HLA units in accordance with our distribution policy; (9) settle exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement from time to time; (10) fund SPACs sponsored by us; and (11) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program.
We are required to maintain minimum net capital balances for regulatory purposes for our Hong Kong, United Kingdom and broker-dealer subsidiaries. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2021 and March 31, 2021, we were required to maintain approximately $3.3 million and $3.0 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.

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
Cash Flows
Nine Months Ended December 31, 2021 and 2020

	Nine Months Ended December 31,
($ in thousands)	2021	2020
Net cash provided by operating activities	$152,512	$147,791
Net cash used in investing activities	(55,664)	(47,413)
Net cash used in financing activities	(104,885)	(57,781)
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the nine months ended December 31, 2021 and 2020, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our investments. For the nine months ended December 31, 2021 and 2020, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment and net contributions to our funds. Additionally, during the nine months ended December 31, 2021, we received a distribution from one of our investments valued under the measurement alternative and proceeds from the sale of one of our investments valued under the measurement alternative, which was partially offset by the cash paid to acquire 361 Capital, LLC.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the nine months ended December 31, 2021 and 2020, our net cash used in financing activities was driven primarily by dividends paid to shareholders, payments under the tax receivable agreement and distributions to HLA members. Additionally, during the nine months ended December 31, 2021, we repaid the outstanding balance on our Revolving Loan Agreement.
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
Interest Rate Risk
 As of December 31, 2021, we had $147.2 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of December 31, 2021. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of December 31, 2021.
Based on the floating rate component of our Loan Agreements payable as of December 31, 2021, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $0.4 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2021.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1-31, 2021	—	$—	—	$50,000,000
November 1-30, 2021	—	$—	—	$50,000,000
December 1-31, 2021	—	$—	—	$50,000,000
Total	—	$—	—	$50,000,000

(1) On November 6, 2018, we announced that our board of directors authorized a program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million (the “Stock Repurchase Program”). The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, so the full purchase authority remains available under this program, which expires 12 months after the date of the first acquisition under the authorization. On December 16, 2021, our board of directors re-approved the Stock Repurchase Program on the same terms as those approved in 2018.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of February 2022.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller