Form 10-K
period 2022-03-31
Hamilton Lane INC
filed 2022-05-26
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2021, based on the closing price of $84.82 as reported by the Nasdaq Stock Market, was approximately $2,810.4 million.
As of May 25, 2022, there were 37,287,652 shares of the registrant’s Class A common stock and 15,953,682 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2022 annual meeting of stockholders.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will”, “expect”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to: our ability to manage growth, fund performance, competition in our industry, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to fund commitments; our ability to comply with investment guidelines set by our clients; our ability to successfully integrate acquired businesses with ours; our ability to manage risks associated with pursuing new lines of business or entering into strategic partnerships; our ability to manage, identify and anticipate risks we face; our ability to manage the effects of events outside of our control; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
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
Summary of Risk Factors
The following is a summary of the principal risk factors associated with investing in our Class A common stock. You should read this summary in conjunction with the more detailed description of these risks in Part I, Item 1A of this report under the heading “Risk Factors” and in other filings that we make from time to time with the SEC.
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
•climate change and climate change-related regulations; and
•our business operations outside of the United States.

We are subject to risks related to our industry, including risks related to:
•intense competition in the investment management industry;
•difficult or volatile market, geopolitical and economic conditions;
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
•our certificate of incorporation’s designation of the Court of Chancery in the State of Delaware as the exclusive venue for certain types of lawsuits;
•being deemed an “investment company”; and
•the potential assignment of our investment advisory agreements upon a change of control.

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider with approximately $106 billion of assets under management (“AUM”), and approximately $795 billion of assets under advisement (“AUA”) as of March 31, 2022. We work with our clients to conceive, structure, build out, manage and monitor portfolios of private markets funds and direct investments, and we help them access a diversified set of such investment opportunities worldwide. Our clients are principally large, sophisticated, global investors that rely on our private markets expertise, deep industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the increasing complexity and opacity of private markets investing. While some maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. In addition to our institutional client base, we have a growing number of non-institutional clients stemming from the private wealth channel, which includes family offices and high-net-worth individuals, who utilize our products and services to gain access to the private markets.
We were founded in 1991 and have been dedicated to private markets investing for over three decades. We currently have approximately 530 employees, including 180 investment professionals, operating across 20 global offices servicing our clients throughout the world.
We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $83 billion of our AUM as of March 31, 2022.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $24 billion of our AUM as of March 31, 2022.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $795 billion of AUA as of March 31, 2022.

•Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions in-kind from private equity funds.
•Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but also on a stand-alone, fee-for-service basis. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database for transparency and powerful analytics. Our data, tracking over 47,000 funds and $19 trillion in commitments through March 31, 2022, as well as our benchmarking and forecasting models are accessible through our proprietary technology solution, Cobalt LP, on a stand-alone, subscription basis.
Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As we offer a highly customized, flexible service, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth and U.S. state pension funds. In addition, we believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Our intermediary clients, which also include registered investment advisers, enable us to provide our investment products to an expanded range of high-net-worth individuals and family offices. Historically, this segment of investors has had limited options for gaining exposure to the private markets.
We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 4% of management and advisory fee revenues. For the year ended March 31, 2022, our top 10 clients generated approximately 17% of management and advisory fee revenues, and our top 20 clients generated approximately 26% of management and advisory fee revenues with all of our top 20 clients having multiple allocations, products or services with us. A significant portion of our revenue base is recurring and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients, providing highly predictable cash flows.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2022, we had AUM of approximately $106 billion, reflecting a 19% compound annual growth rate (“CAGR”) from March 31, 2018, and our AUM increased in each fiscal year during this timeframe. We had approximately $795 billion of AUA as of March 31, 2022, reflecting a 19% CAGR from March 31, 2018, and our AUA increased in each fiscal year during this timeframe.
Organizational Structure
Initial Public Offering and Reorganization

HLI was incorporated in the State of Delaware on December 31, 2007 and conducted its initial public offering (“IPO”) in 2017. HLI is a holding company with no direct operations. Its principal asset is an equity interest in HLA. It serves as the managing member of HLA and operates and controls all of HLA’s business and affairs.

In connection with the IPO, we completed a series of transactions in order to effect a corporate reorganization, which we refer to collectively throughout this Form 10-K as the “Reorganization”. As part of the Reorganization, we changed our structure to what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the legacy owners (through the tax receivable agreement) when they ultimately exchange their pass-through interests for shares of Class A common stock or, at our election, for cash. HLI has dual-class common stock, the rights of which are described in more detail below. The below chart summarizes our organizational structure as of March 31, 2022.

Class B Holders(1)
Public Investors / Direct HLI Stockholders
Class B common stock
81.1% voting interest
de minimis economic interest
Class A common stock
100% economic interest
18.9% voting interest
Hamilton Lane Incorporated
Class A units(2)
Sole Managing Member
68.9% economic interest
Class B units(1)
29.9% economic interest
Class C Holders(1)
Hamilton Lane Advisors, L.L.C.
Class C units(1)
1.2% economic interest

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
(2)We hold all of the Class A units of HLA, representing the right to receive approximately 68.9% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.
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
A “Sunset” is triggered by any of the following: (i) Hartley R. Rogers, Mario L. Giannini and their respective permitted transferees collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units and Class C units have been exchanged for Class A common stock); (ii) Mr. Rogers, Mr. Giannini, their respective permitted transferees and employees of us and our subsidiaries cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock; (iii) Mr. Rogers and Mr. Giannini both voluntarily terminate their employment and all directorships with HLA and us (other than by reason of death or, in each case as determined in good faith by our board of directors, disability, incapacity or retirement); or (iv) the end of the fiscal year in which occurs the fifth anniversary of the death of the second to die of Mr. Rogers and Mr. Giannini. A Sunset triggered under clauses (i), (ii) and (iii) during the first two fiscal quarters will generally become effective at the end of that fiscal year, and a Sunset triggered under clauses (i), (ii) and (iii) during the third or fourth fiscal quarters will generally become effective at the end of the following fiscal year. A Sunset pursuant to clause (iv) will become effective on the occurrence of the event listed in clause (iv), unless a Sunset is also triggered under clause (i) or (ii) that would result in an earlier Sunset, in which case the earlier Sunset will result.

If Mr. Rogers or Mr. Giannini voluntarily terminates his employment and directorships as contemplated by clause (iii) after the death of the other, then the Sunset will become effective on the timing set out in clause (iii). Otherwise, a voluntary termination as to only one of them will result in a Sunset becoming effective on the timing set out in clause (iv). Because a Sunset may not take place for some time, certain of the Class B Holders will, by virtue of their voting control of us and the stockholders agreement described below, continue to control us for the near future.

Our Class B common stockholders collectively hold 81% of the combined voting power of our common stock. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLA Investments, LLC (“HLAI”), our controlling stockholder. The parties to the stockholders agreement control approximately 81% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

When a Class B Holder exchanges Class B units pursuant to the exchange agreement, it will result in the redemption and cancellation of the corresponding number of shares of our Class B common stock in exchange for a cash payment of the par value of such shares and, therefore, will decrease the aggregate voting power of our Class B Holders.
Business Strategy
The alternative investment industry has experienced significant and consistent growth, which we expect to continue and contribute to our future growth in the long term. Given our leading market position and strong reputation for investing and client service, our objective is to continue to leverage the following strategic advantages to exceed the industry growth rate.

Leverage our market leading position as one of the largest allocators of primary capital to the world’s leading fund managers. Given the size and scale of the assets we manage and advise on, we are viewed as a crucial partner to the world’s leading private markets fund managers. We believe we are one of the largest allocators of primary capital to these fund managers and as such, have established ourselves as a trusted partner whose relationships extend beyond just capital. Our clients benefit from this positioning by way of unique investment opportunities and economies of scale.
Develop innovative private markets solutions. Many of our clients engage us because of our ability to create customized programs that meet their particular investment needs and provide access to a broad spectrum of private markets investment opportunities. We believe that a broad range of solutions across almost every private markets asset class enables us to remain a leader in structuring private markets investment portfolios and to continue to provide the best solutions for our existing and future clients. We intend to continue to meet our clients’ demands for alternative investments via primary, secondary and direct investment opportunities, which provide attractive return characteristics, as well as innovative specialized fund products, while at the same time allowing us to benefit from economies of scale. In addition, we continue to expand into adjacent asset classes and newer strategies, which will allow us to further broaden our solutions capabilities, diversify our business mix and allow us to benefit from growth in private markets asset classes. Examples of such expansion include asset classes such as private credit, infrastructure and real assets. Newer strategies include investments in businesses with a focus on the core categories of environmental and/or social impact.
Diversify and grow client base. We aim to continue to expand our relationships with existing clients and intend to capitalize on significant opportunities in new client segments globally, such as smaller institutions and high-net-worth individuals. We believe these investors offer an attractive opportunity to further diversify and grow our client base because many of them have only recently begun to invest in, or increase their allocations to, alternative investments.
Expand distribution channels. We continue to build a scalable, cost-effective global institutional sales organization, which provides us with a strong local presence in several markets. Our sales organization comprises our client and private wealth solutions groups, which are dedicated to marketing our services and products globally. In addition, we intend to increase our profile with influential intermediaries that advise individual and institutional clients, particularly small and medium-sized institutions and high-net-worth individuals and family offices. We have also entered into strategic distribution partnerships with financial institutions in certain geographical regions and market sectors to gain access to their captive client bases. As we continue to explore different ways to access alternative distribution channels, we are also acting as “sub-advisor” for financial intermediaries with significant distribution strength. In this role, we perform a range of investment services from portfolio construction to investment management, while the distribution partner focuses on product distribution and client service. In the context of these partnerships, the distribution partner often aims to provide its clients with products under its own brand, which we achieve by rebranding our existing offerings or by creating customized offerings carrying the distribution partner’s name. We anticipate increasing sub-advisory opportunities as we continue to target high-net-worth individuals and family offices.
Identify unique technology solution providers and strategic partners that we believe can help make us and the industry better and put our balance sheet capital behind them to form mutually-beneficial partnerships. We view the implementation of technology into our workflows as critical to maintaining our market-leading position in private markets. Given this status, we are often a sought-after partner for technology-oriented businesses that are developing cutting-edge and innovative solutions that will help grow and improve the industry. We identify and develop strategic partnerships with, and/or opportunistically seek minority stakes in these companies and often, are either a client of these companies or share in a common vision that will provide strategic benefits to both parties. Examples of these partnerships include Russell Investments Group (a leading outsourced chief investment officer function), Cobalt LP (benchmarking and diligence), Canoe Intelligence (document digitalization and processing), iCapital Network (high-net-worth fundraising portal), Fairwords (formerly known as Honcho) (governance/monitoring software), Novata (private company ESG data collection), TIFIN (tech-enabled wealth management platform) and ADDX (Singapore digital securities exchange).

Expand private markets solutions and products to defined contribution, retail and similar pools of investable assets. We believe we are pioneers in the creation, distribution, and management of products such as specialized secondaries, direct investments and specialty credit strategies that are designed to serve defined contribution retirement plans and similar entities. Many of our defined contribution retirement plan clients are based outside of the United States, ranging across Australia, Europe, and Latin America, among other geographies. While these clients tend to have lower private markets allocations than those of defined benefit pension plans, their comfort with, interest in and allocations to private markets alternative investments have tended to increase over time, due in part to significant advancements in the areas of private markets data and benchmarking, where we believe we play a leading role. Therefore, we intend to continue to develop, market and manage investment solutions and products specifically aimed at helping these investors create appropriately structured private markets alternatives programs.
Expand globally. We have substantially grown our global presence, both in terms of clients and investments, by expanding our international offices as well as our client presence. We have built a significant presence to serve clients in Europe, Latin America, the Middle East, Asia, Australia and Canada, and we have offices in London, Frankfurt, Milan, Zug, Tel Aviv, Hong Kong, Seoul, Singapore, Tokyo, Sydney and Toronto. In each of these places, we serve major institutional clients, and we review and commit capital to established local private markets funds on behalf of our clients. Our aim is to continue expanding our global presence through further direct investment in personnel, development of client relationships and increased investments with, and direct investments alongside, established private markets fund managers.
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
•Primary Investments. Primary investments are investments in private markets funds at the time the funds are initially launched. The investments take the form of a capital commitment, where the fund will call capital from investors over time as investments are made. At the time we commit capital to a fund on behalf of our specialized funds or customized separate accounts, the investments that the fund will make are generally not known and investors typically have very little or no ability to influence the investments that are made during the fund’s investment period. Primary funds usually have a contractual duration of between 10 and 15 years, with the capital typically deployed over a period of four to six years. For advisory and customized separate account clients, our investment recommendations and decisions are designed to achieve specific portfolio construction and return objectives mutually developed by us and the clients. Subject to specific client investment guidelines, we rarely invest in “first time” funds unless the management team has previously worked successfully together and built a credible and impressive track record.
•Secondary Investments. The private secondary market is a non-regulated private market in which buyers and sellers directly negotiate the terms of transactions. The secondary market has grown dramatically in the last 20 years and today provides a reliable liquidity option for owners of private markets interests across the entire spectrum of strategies as well as attractive buying opportunities for secondary investors. Institutional investors utilize the secondary market for strategic portfolio rebalancing, rationalizing overlapping positions resulting from mergers and acquisitions or providing liquidity when facing cash constraints. As private markets have evolved, so too have the needs and objectives of both limited partners and general partners. Today, the secondary market extends beyond purchases of existing limited partner interests and now includes a number of liquidity solutions that include, but are not limited to, continuation funds, single-asset purchases and strip sales.
•Direct investments. Direct investments (formerly referred to as “co-investments”) are direct equity or credit investments alongside private markets funds in underlying portfolio companies. This strategy aims to partner with leading fund managers to invest capital directly into the companies, generally on the same terms as the lead general partner. Our direct investment strategy starts with actively soliciting the managers of private markets funds in which we have made investments to offer our specialized funds and customized separate accounts all direct investment opportunities that may arise from their investment operations.
The investment team analyzes and considers each deal to select those opportunities that best suit the direct investment funds’ investment objectives and create an appropriate diversity of investment type, industry, geography and manager. We generally make direct investments on a parallel basis with the private markets funds and managers leading the investments, by purchasing similar securities on similar terms with exit provisions that allow the direct investment funds through which we invest to realize their investments at the same time and on a pro rata basis.
Investment Process and Monitoring
Our investment team is generally organized by investment type (primary, secondary and direct investment). The direct investment team is further specialized with separate teams that focus on equity or credit. We also have a specialized team that analyzes all investment types related to real assets opportunities. Our evergreen investment team utilizes the same investment process and allocation priority as our institutional single-strategy funds. Lastly, our private market analytics team draws upon data analysis to form views at the industry level. Each of these teams, with the exception of private market analytics, has its own discrete investment committees, although there is significant overlap among committee members.
Regardless of the investment type or strategy, our investment process remains generally consistent, detailed and thorough from sourcing to closing. Throughout the years, we have invested heavily and prioritized the ability to share data and information efficiently amongst all of our investment teams. The teams leverage our technology systems to guide the investment decision process.
Each of our investment teams incorporates an investment committee that is composed of select senior professionals from the organization who collectively review, opine and make the ultimate decision as to the opportunities in which we will invest. Our operational due diligence (“ODD”) team is empowered with separate voting rights on each of the firm’s fund investment opportunities, which means that we will only proceed with investments that are approved by both our investment committee and our ODD team. Each review completed by our ODD team results in a full report documenting each risk area and any existing mitigating factors, our recommendations to each manager and our proprietary risk-rating system. As investments are approved by the relevant investment committees, our allocation committee reviews each opportunity in light of the policies and procedures of the accounts that will be investing. This committee generally serves to help ensure that investment opportunities are treated in accordance with our contractual obligations and fiduciary duties to our clients and are consistent with our allocation policy. The allocation committee is composed of senior professionals throughout the organization.
We have worked to institutionalize our approach to responsible investment. Since 2008, we have been a signatory to the UN-backed Principles for Responsible Investment (“PRI”). Responsibility for oversight, strategy and guidance on ESG rests with our Responsible Investment Committee (“RIC”), which includes senior members of the firm. RIC members are also present at every investment committee meeting to monitor investment compliance. Today, we fully integrate ESG into all of our due diligence processes, ensuring that ESG issues are taken into account when making investment decisions. We employ a proprietary rating system that seeks to benchmark the fund managers with whom we invest to best practices, which means that the standards we expect from our general partners are continuously increasing. Included in our overall approach to ESG is our ongoing focus on diversity, equity and inclusion (“DE&I”) both at the general partner and underlying portfolio company level. For more information on ESG and our investment process, see “—Corporate Responsibility” below.
Assets Under Management and Advisement
As of March 31, 2022, we had total AUA and AUM of approximately $901 billion, of which $106 billion represents AUM from our customized separate accounts and specialized funds, and $795 billion represents AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
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

Our AUM has grown from approximately $54 billion as of March 31, 2018 to approximately $106 billion as of March 31, 2022, representing a CAGR of approximately 19%. The following chart summarizes this growth.

AUM
$100
$75
$50
$25
$0
$ (Billions)
$11
$43
$11
$50
$15
$54
$19
$69
$24
$83
2018
2019
2020
2021
2022
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
Assets related to our advisory accounts have increased from approximately $397 billion as of March 31, 2018, to approximately $795 billion as of March 31, 2022, representing a CAGR of approximately 19%. Our AUA clients are predominately large institutional investors with 41% of AUA related to public pension funds and 38% related to sovereign wealth funds. Our AUA is diversified across geographies with approximately 50% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2018.

AUA
$800
$700
$600
$500
$400
$300
$200
$100
$0
$ (Billions)
$397
$422
$434
$631
$795
2018
2019
2020
2021
2022
(As of the fiscal year end March 31)

Diversification of Assets
Given our goal of achieving strong investment returns and portfolio diversification for clients, investments are made across multiple private markets sub-asset classes, including corporate finance/buyout, growth equity, venture capital, senior credit, mezzanine, distressed debt, real estate, real assets, infrastructure and other special situation funds (e.g., industry-focused funds and multi-stage funds). Because we have a considerable volume of investment opportunities globally, we selectively invest not only across sub-asset classes, but also across all major geographic regions, including North America, Europe, Asia, Australasia, Latin America, the Middle East and Africa.

Fee-Earning Assets Under Management
Fee-earning AUM is a metric we use to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees that are generally derived from applying a certain percentage to the appropriate fee base. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and NAV of our customized separate accounts and specialized funds depending on the fee terms. Substantially all of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
Our calculations of fee-earning AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of fee-earning AUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.
As of March 31, 2022, our fee-earning AUM was approximately $49 billion compared to $106 billion in AUM. The difference is due primarily to $35 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by $3 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $25 billion is non fee-earning AUM, which includes accounts that earn fees as discretionary AUM is invested or considered active as well as accounts past their fee-earning period.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2018.

Fee-Earning AUM
$ (Billions)
$50
$40
$30
$20
$10
$0
$10
$21
$11
$22
$14
$25
$16
$26
$18
$31
2018
2019
2020
2021
2022
(As of the fiscal year end March 31)
Customized Separate Accounts
Specialized Funds

    * Amounts may not foot due to rounding
Our Clients
Our client base primarily comprises investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As we offer a highly customized, flexible service, we are equipped to provide investment services to clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and high-net-worth individuals.
As of March 31, 2022, our client and investor base included over 800 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and family offices. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 4% of management and advisory fee revenues. Approximately 53% of our fiscal 2021 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our revenue base is recurring and, based on the long-term nature of our funds as well as long-term relationships with many of our clients, provides highly predictable cash flows. For the year ended March 31, 2022, our top 10 clients generated approximately 17% of management and advisory fee revenues, and our top 20 clients generated approximately 26% of management and advisory fee revenues.

Sales and Marketing
Our client and private wealth solutions groups consist of employees around the world, including in the United States, United Kingdom, Hong Kong, Japan, Singapore, South Korea, Israel, Australia, Canada and throughout continental Europe. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in less developed private equity markets such as Asia and Australia. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we use third-party distributors in Asia and Latin America.
Our client and private wealth solutions groups are responsible for identifying and contacting prospective clients for our products and services. Our sales people also work directly with consultants and financial advisers that advise smaller and medium-size institutional investors and high-net-worth individuals, who often rely on advice in the alternative investment area. Following the initial round of meetings and presentations, prospective advisory and customized separate account clients and specialized fund investors that wish to learn more about us often visit our offices with a team to conduct in-depth due diligence of our firm. Our sales people lead this process, coordinate meetings, and continue to be the prospective client’s principal contact with us through the decision-making process.
Client Service
Our client service group includes employees located in the United States, United Kingdom, Japan, Hong Kong, Brazil, Israel, South Korea, and Australia. At the beginning of the engagement for each advisory account and customized separate account, a relationship manager is assigned as the principal contact person with that client. The relationship managers take primary responsibility for working with the clients to design their strategic plans and to implement those plans in accordance with investment guidelines agreed to by us and the clients. The relationship managers work directly with our allocation committee to ensure that all investment opportunities that are appropriate for their clients are considered. The relationship managers communicate and meet regularly with their clients to discuss potential investments that we are currently considering, funds expected to be raised in the next 12 months, the current status of the clients’ portfolios, investment strategies and overall market conditions.
Within the client service group, our client operations group is dedicated to tracking and reporting on primary investments, secondary investments and direct investments that we manage for our clients. This group also uses the services of third-party administrators and analysts, particularly with respect to specialized funds. We maintain a disciplined investment monitoring process designed to adapt portfolio allocation to enhance returns in our advisory and customized separate account portfolios, as well as in our specialized funds. Once a primary or secondary investment is closed, we have frequent conversations with private markets fund managers, hold periodic in-person meetings (conditions permitting) and attend annual meetings and advisory board meetings. This process generally is led by members of the investment team but also includes members of the relationship management team as well as other members of the senior management team. We have active advisory board seats on behalf of our clients and participate on numerous valuation committees.
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
Fees. While the specific terms of our contracts vary significantly from client to client, generally our customized separate account clients are charged asset-based fees annually on committed or net invested capital and/or net asset value. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. For some customized separate accounts, we charge clients annual fixed fees, and, in certain cases, we earn an incentive fee or carried interest based on realized gains, particularly when the investment strategies include secondary investments and direct investments. In certain cases, we also provide advisory and/or reporting services and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts, and therefore we also receive incentive fees or carried interest based on realized gains of investments in our specialized funds and/or management fees under the terms of such funds. We generally reduce the management and/or incentive fees or carried interest on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
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
Specialized Funds
Since 1997, we have sponsored 29 primary funds, six secondary funds, eight direct investment funds, seven strategic opportunities funds, two social and environmental impact funds and two Small Business Investment Company funds. The terms of each fund vary. We have described below the key terms of these funds.
In addition, we sponsor funds designed to provide investors periodic liquidity, which primarily invest in secondaries and direct investments (the “evergreen funds”). One evergreen fund is marketed to investors outside of the United States on a private placement basis, and in the United States, we offer a similar vehicle for U.S. investors, which is registered under the Securities Act and as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Capital Commitments. Investors in our specialized funds, other than the evergreen funds, generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available and to fund operational expenses and other obligations. The commitments are generally available for investment for three to six years, during what we call the commitment period. However, our strategic opportunities funds have one- to two-year commitment periods and, in the case of one of our direct investment funds, the investors do not commit capital at the commencement of the fund but rather have the right to make their own investment decisions as to each investment opportunity that we present to them. We typically have invested the capital committed to our funds, other than our strategic opportunities funds, over a three- to five-year period. Investors in the evergreen funds fund their investment at the time of subscription, and the proceeds may be invested by the funds at any time.
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
The Manager generally makes all decisions concerning the making, monitoring and disposing of investments pursuant to authority delegated by the specialized fund’s general partner. The investors in the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by us as the Manager, typically in our sole discretion pursuant to authority delegated by the general partner, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner for cause or effect an early dissolution by supermajority vote, or in certain cases by a simple majority vote. In addition, the governing agreements of our funds typically require the suspension of the commitment period if, depending on the fund, between two and ten designated principals of the Manager cease to devote sufficient professional time to or cease to be employed by the Manager, often called a “key person event”, or in connection with certain other events discussed under “—Duration, Redemption and Termination.” See “Risk Factors—Risks Related to our Business—Our ability to retain our senior management team and attract additional qualified investment professionals is critical to our success” included in Part I, Item 1A of this Form 10-K.
Management Fees. We earn management fees based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value in, our specialized funds. The management fee during the commitment period is often charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partner commits early in the offering period or if the limited partners are investors in our other funds. Management fees would be reduced in the event that any monitoring, consulting, investment banking, advisory, transaction, directors’ or break-up or similar fees are paid to the fund’s general partner, the Manager or any of their affiliates or principals.
Incentive Fees. Incentive fees comprise carried interest earned from our specialized funds and certain customized separate accounts structured as single-client funds in which we have a general partner commitment, and performance fees earned on certain other customized separate accounts.
The incentive fees charged by our specialized funds are generally referred to as “carried interest.” Our primary funds invest the majority of their capital in other private markets funds on a primary basis, and certain of our primary funds earn carried interest on these investments. To the extent that our primary funds also directly make secondary investments and direct investments, they generally earn carried interest equal to a fixed percentage of net profits, subject to a compounded annual preferred return in respect of those investments. Carried interest from these primary funds is earned on a “full return” basis when all invested capital and the applicable preferred return has been received or on a “deal-by-deal” basis when all capital invested and the applicable preferred return has been received either on all realized investments or on each individual investment.
For each of our secondary funds, direct investment funds, strategic opportunity funds and evergreen funds, we generally earn carried interest equal to a fixed percentage of net profits, subject to a compounded annual preferred return that varies based on fund type. In our secondary funds, we generally earn carried interest on a full-return basis. In the case of certain of our direct investment funds, strategic opportunity funds and evergreen funds, we earn carried interest on a deal-by-deal basis.
If, upon the final distribution of any of our specialized funds from which we earn carried interest, we and our affiliates have received cumulative carried interest in excess of the amount to which we would be entitled from the profits calculated for such investments in the aggregate, or if the limited partners have not received distributions equal to those to which they are entitled, the general partner will typically return such part of any carried interest to the limited partners as is necessary to ensure that they receive the amounts to which they are entitled, less taxes on the carried interest. We refer to these provisions as “clawbacks.” Most of our funds that provide for carried interest require a full return of capital and expenses to investors before any carried interest is paid to us, which minimizes the risk of a clawback obligation.
Performance fees are based on the aggregate amount of realized gains earned by the applicable customized separate account, subject to the achievement of defined minimum returns to the clients. Performance fees are based on a fixed percentage of net profits, subject to a compounded annual preferred return that varies by account. We do not generally recognize performance fees unless the risk of clawback or reversal is not probable.
Duration, Redemption and Termination. Our specialized funds, other than our strategic opportunities funds and evergreen funds, generally terminate 10 to 14 years after either the first or last date on which a limited partner is admitted to the fund, or, in the case of certain funds, terminate on a specified anniversary date. Our main primary, secondary and direct investment funds have an average term of approximately 12 years. Certain of our strategic opportunities funds terminate five years after the last date on which a limited partner may be admitted to the fund. Our funds are generally subject to extension for up to two years at the discretion of the general partner and thereafter if consent of the requisite majority of limited partners or, in some cases, the fund’s advisory committee is obtained. Our evergreen funds do not have a fixed term.
Interests in our specialized funds, other than our evergreen funds, are not subject to redemption prior to termination of the funds. Termination or dissolution of the funds and the suspension of their commitment periods, however, can generally be accelerated upon the occurrence of certain customary events, including key person events, bankruptcy and similar events and the occurrence of fraud, willful malfeasance or gross negligence and other similar events. Such funds also may be terminated upon the affirmative vote, depending on the fund, of 75% to 85% of the total limited partner interests entitled to vote.
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
Clients of our Cobalt LP technology product are generally charged an annual subscription fee, which includes provisions for renewal, or notice of cancellation generally at least 60 days prior to renewal, and escalation of fees for an increasing number of users. In some circumstances, we may waive or offset the Cobalt LP subscription fee for clients who pay management fees to us for other services.
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
Competition
We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. With respect to our specialized funds, we primarily compete with the alternative asset management businesses of a number of large international financial institutions and established local and regional competitors based in the United States, Europe and Asia, including managers offering funds-of-funds, secondary funds and direct investment funds in the private markets. Our principal competition for customized separate accounts is mostly other highly specialized and independent private markets asset management firms. We compete primarily in the advisory services area of the business with firms that are regionally based and with a select number of large consulting firms for whom private markets investments is only one, often small, portion of their overall business.
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
Legal and Compliance
Our general counsel reports to our chief executive officer. Our attorneys are embedded in our legal corporate, customized separate accounts, commingled funds and investment teams. Most of our customized separate account clients and certain of our advisory clients rely on us to review, analyze and negotiate the terms of the documents relating to primary, secondary and direct investments. Working together with our investment teams, our attorneys negotiate directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct investments. Our attorneys also review and make recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our legal team is responsible for preparing, reviewing and negotiating all documents relating to the formation and operation of our funds. We utilize the services of outside counsel as we deem necessary.
Our compliance team is led by our chief compliance officer, who reports to our chief risk officer. Our chief compliance officer has day-to-day management responsibility for the compliance team. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton Lane Securities, LLC, our SEC- and Financial Industry Regulatory Authority (“FINRA”)-registered broker-dealer affiliate through which we offer interests in our specialized funds.
Risk Management
Risk management oversight and direction across the firm is provided by the Risk Management Committee. This committee is responsible for the governance of risks across our operations globally and is composed of some of the most senior professionals at the firm across the spectrum of departments.
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
Most of our customized separate accounts and specialized funds are not registered under the Investment Company Act because they fall outside the scope of the Investment Company Act or qualify for an exemption thereunder.

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
The application of some of these requirements and regulations to our business changed with the exit of the U.K. from the EU (“Brexit”), which became official in January 2020. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority no longer have “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts rely upon for access to markets throughout the EU. In preparation for this, we engaged with third-party alternative investment fund managers (“AIFM”) based in Luxembourg to replace, prior to Brexit, our U.K.-based AIFM for our funds and certain customized separate accounts for the EU. We have also obtained a MiFID II license for one of our EU-based (non-U.K.) subsidiaries to replace the MiFID II license held by our U.K.-based subsidiary, which is no longer valid after Brexit. While we believe that taking these steps will help to ensure that we are able to continue to conduct business in the U.K. and the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected by, among other things, the legal status of the U.K. in relation to the EU, the political conditions in the U.K., the trade relations of the U.K. vis-à-vis other countries and the economic outlook in the U.K. See “Risk Factors—Risks Related to Our Business—Our international operations are subject to certain risks, which may affect our revenue” and “Risk Factors—Risks Related to Our Industry—Regulation of investment advisors outside the United States could adversely affect our ability to operate our business.” included in Part I, Item 1A of this Form 10-K for more information on the risks we face in connection with Brexit.

Employees
Our Culture and Focus on Diversity, Equity & Inclusion
Fostering a diverse, equitable and inclusive environment is core to our corporate mission to enrich lives and safeguard futures, and we leverage our status as a global leader in the private markets to promote diversity and inclusion to the benefit of employees, clients, the community and our industry overall. Our organization is focused on doing the right thing, acting with integrity, pursuing excellence in all that we do and promoting equity and inclusion from within. This starts with a commitment to our employees to create a workplace environment where they can thrive both professionally and personally, and where our employees feel comfortable bringing their whole selves to the workplace.
Formed in 2016, our Diversity, Equity & Inclusion Council (“DE&I Council”) aims to raise awareness about the importance and benefits of fostering an inclusive work environment and culture. We know that smart teams do great things, but diverse teams can do truly incredible things, and the way to affect change is to help create it. That is why one of our corporate values is “Promoting Equity and Inclusion from Within.”
We believe that our strong culture is a key factor driving our success in developing and maintaining high-quality relationships with current/prospective employees, clients, prospects, business partners and the communities within which we live and work. In early 2021, we became a signatory to the newly announced Diversity in Action Initiative of the Institutional Limited Partners Association (“ILPA”). This effort focuses on foundational actions that limited partner and general partner organizations are taking to advance diversity, equity and inclusion, both internally and throughout the industry more broadly. With approximately 540 employees worldwide as of March 31, 2022, we are proud that our culture has been recognized annually for the last 10 years by Pensions & Investments (“P&I”) magazine, a leading investment publication, as a “Best Place to Work in Money Management” since P&I created their list in 2012. We are one of just six firms to hold this distinction. In addition, Hamilton Lane has been recognized by the Central Penn Business Journal as a “Best Place to Work in Pennsylvania,” also for the last 10 consecutive years.
Talent Acquisition and Retention
In 2020, our Human Resources Department, in conjunction with the firm’s DE&I Council, introduced a new strategic plan, called HL All, aimed at expanding upon existing efforts to intentionally embed diversity, equity and inclusion into the fabric of the firm’s values, culture, and recruiting and retention practices. HL All outlines enhanced recruiting and retention efforts, including an emphasis on ongoing training, accountability and inclusivity. In recognition of our efforts, we were designated by the Private Equity Women Investor Network as International LP of the Year for 2020. This award is given annually to an outstanding institutional limited partner who has demonstrated a commitment to encouraging and supporting female investors in the private equity industry.
As of March 31, 2022, 49% of our employees were minorities or women and 44% of departments were led by minorities or women. As of March 31, 2022, approximately 40% of our employees were women and 28% of senior leadership roles were held by women.
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

In addition to formalizing a DE&I strategy with clear objectives and aspirations for increasing the diversity of our workforce, we have recently focused on a number of other human capital initiatives. For example, we completed the implementation of pay-for-performance, which involved the introduction of a common set of job competencies providing each individual job profile with a clear understanding of expectations for the role, a new performance measurement and reporting process, a standardized compensation structure and various training modules to facilitate these transitions. In support of our DE&I strategy, we launched the Hamilton Lane Emerging Talent Internship program, designed to introduce women and people of color to Hamilton Lane and to the opportunities in the private markets. Finally, we completed the final implementation phase of a software program for financial management and human capital management, which provides a platform to deliver our human capital processes, allowing enhanced data analysis, better controls through trackable and auditable transactions, and employee and manager self service.
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
•long-term equity incentives;
•a carried interest plan; and
•competitive health, wellness, retirement and work/life benefits.

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
Our benefits include 16 weeks of fully paid parental leave plus one additional week to be used on demand, regardless of gender identity, lactation and milk shipping services, assisted reproductive technology and adoption support, back-up child, elder and self-care, workplace flexibility, mental health services and a number of financial wellness benefits including educational assistance, a student loan refinancing and repayment program, commuter benefits and our Employee Share Purchase Plan, as amended, through which employees can purchase shares of our Class A common stock at a discounted price.
Corporate Responsibility
For more than 30 years, Hamilton Lane has proudly helped our clients and their beneficiaries achieve more financially secure futures. We believe responsible and sustainable investing is a global business imperative and is key to building long-term value in a rapidly changing and increasingly complex world. Many nations, communities and individuals are demanding that companies prioritize ESG issues, as well as advance more diverse, equitable and inclusive workplaces. Investment sectors cannot afford to sit on the sidelines of these issues, and that certainly holds true for the private markets.
As a global leader in our asset class, Hamilton Lane has consistently been at the forefront of industry changes, often helping to influence and drive them. And our commitment to responsible and sustainable investing practices is no exception. In fact, one needs to look no further than our mission statement – we enrich lives and safeguard futures – to see that the notion of investing responsibly is core to our culture and values. To accomplish this, we are committed to selecting investment partners who we believe share our values and those of our clients. Responsible investing makes good business sense as it integrates the desire for reducing risk with the goal of creating better outcomes for all stakeholders.
Our Continued Commitment to ESG & Sustainability Issues
Hamilton Lane has long been focused on ESG issues, and has been formally issuing our ESG Questionnaire to fund managers since 2010. Our RIC was established in 2012, and each of our investment teams factor ESG considerations into their investment processes. We raised our first dedicated Impact Opportunities Fund in 2019 and our second Impact Opportunities Fund in 2021, with each fund seeking to make direct investments in businesses with a focus on environmental and social impact.
In 2020, we appointed a long-tenured, senior member of our organization to the newly-created position of Director of ESG & Sustainability. This individual is focused on bringing more cohesion, consistency, centralization and employee training to our efforts and leads our RIC. We are actively growing our dedicated ESG team and resources.
We have measured the carbon footprint associated with the energy usage at our global offices, our business travel and the commuting of our global employees and have committed to carbon neutrality for our operations going back to 2019. We have partnered with climate and sustainable development expert, Climate Impact Partners, to offset the unavoidable emissions of our 2019 and 2020 operations and intend to continue doing so going forward. The partnership seeks to offset carbon dioxide emissions by supporting projects with third-party verified carbon credits as well as societal benefit, including a wind power project in India and two world-leading clean cooking projects in Bangladesh and Ghana. These clean cooking projects not only cut carbon emissions, helping tackle climate change, but also improve lives by halving fuel bills for families and reducing exposure to toxic fumes. By cutting fuel requirements, the projects also help reduce deforestation. We are also exploring multiple avenues to reduce our carbon intensity in line with the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations.
Last year, we moved into our new headquarters in Conshohocken, Pennsylvania, a suburb of Philadelphia. The office is pursuing a Silver LEED (Leadership in Energy and Environmental Design) certification and has been awarded a Fitwel certification. The LEED certification demonstrates the value we place on locating our headquarters in an energy and resource-efficient building. The Fitwel certification demonstrates our commitment to the health and wellness of our employees. We incorporated ESG considerations into our design and furnishing choices, and the office offers increased spaces designated for personal wellness, mental health and well-being and employee connectivity. HL Green, an employee-led initiative formed in 2019, plans to continue researching and advising on opportunities for the firm to engage employees in practices that help protect the environment and promote sustainability both in the office and beyond.
Safeguarding Futures
At Hamilton Lane, we take seriously our goal of generating strong investment returns for our clients and their beneficiaries, while incorporating ESG and sustainability principles into our investing practices. Our long-standing focus on ESG and sustainability issues has been reinvigorated in part because of the growing importance such practices have for our clients and our own genuine commitment to responsible investing.

Investing Responsibly
Hamilton Lane’s RIC was established in 2012 and is responsible for oversight, strategy and guidance on all ESG matters, including our ESG policy. Our longstanding RIC shows the importance of responsible investing and effective ESG risk management at Hamilton Lane. The RIC meets regularly to determine relevant updates to our corporate ESG policy and to ensure continued thought development on ESG policy. RIC members are also present at every investment committee meeting to monitor investment compliance with the corporate ESG policy. The RIC meets separately when an investment has significant ESG risk and/or when compliance with corporate ESG policy is not straightforward.
We fully integrate ESG into all of our due diligence processes. As part of our standard process, we rate general partners on their approach to ESG, which allows us to help our clients understand how their general partners are performing while also allowing us to identify the areas in which to engage with the general partners. Our proprietary rating system seeks to benchmark general partners to best practices, which means that the standards we expect from our general partners are continuously increasing. Included in our overall approach to ESG is our ongoing focus on diversity and social inclusion both at the general partner and underlying portfolio company level. This process is both qualitative and quantitative, and final recommendations are based on whether an investment satisfies both parts of the process. Further, we work with both general partners and our clients to help them develop their own ESG policies and procedures, as necessary. By incorporating ESG factors across our investment process and increasing the level of available information, we are aiming to help our clients better understand and meet their responsible investing objectives. Post-investment, we monitor general partners and their developing portfolios and direct investment portfolio companies to ensure adherence to ESG policies and commitments. We are in the process of implementing technology solutions to actively monitor ESG incidents in products and client portfolios. We ultimately seek to standardize ESG reporting capabilities across our platform.
Our current ESG investment guidelines are the following:
•Environmental—Greenhouse gas emission, pollution, natural resource consumption and waste management are all criteria that we evaluate and consider in our investment process. Furthermore, given the risks they pose to our planet and collective well-being, we do not directly invest through our discretionary capital in thermal coal, oil sands, or non-sustainable forestry practices.
•Social—Employee diversity, workplace conditions, supply chain practices, consumer protections and broader societal impacts are criteria that we evaluate and consider in our investment process. Furthermore, given the risks they pose to our neighbors around the world, we do not directly invest through our discretionary capital in companies with material operations in controversial weapons (defined as chemical/biological, nuclear, cluster munitions and landmines), abusive lending practices, tobacco/nicotine products, pornography, or companies that support animal cruelty, child labor, human trafficking or forced labor.
•Governance—Ownership structures, voting rights, compensation, accounting practices and processes for dealing with conflicts of interest are critical to our underwriting process. Sound governance is the bedrock for implementing responsible investing across the “E” and the “S” components of ESG.
•Special consideration and enhanced scrutiny are given to investments in areas with potentially higher ESG risks, such as mining, fossil fuel production, deforestation, alcohol, gambling and companies with operations in regions with a history of ESG abuses.

Furthermore, we have been a signatory to the United Nations Principles for Responsible Investment (“PRI”) since 2008 and, recently, Managing Director Ana Lei Ortiz has served as a PRI Private Equity Advisory Committee Member. We also helped develop the PRI Limited Partners’ Responsible Investment Due Diligence Questionnaire.
In addition, we participate every year in the PRI’s annual Transparency Assessment (which has recently become mandatory). It is designed to provide feedback to signatories to support ongoing learning and development, as well as to be a key step in building a common language and industry standard for reporting and responsible investment activities. In the 2019/2020 reporting cycle, we received an “A+” grade for our performance in the Indirect Private Equity category and an “A” grade in the Strategy & Governance category.
We have also made a pledge to reach net-zero emissions by 2050 or sooner across all discretionary assets under management. As an important first step towards this goal, we became a signatory to Initiative Climat International (“iCI”) in 2022. iCI is affiliated with the PRI and is composed of a platform of leading private equity investors dedicated to understanding and reducing carbon emissions of private equity-backed companies. It was founded to help ensure the private equity industry plays its part in meeting the goals of the Paris Agreement on Climate Change (the “Paris Agreement”). Its members commit to active engagement with portfolio companies to manage and reduce emissions and to promote sustainability.
Finally, we are an Influencer member of Pensions for Purpose (“PfP”), whose mission is to encourage ESG and impact investing at pension funds and increase knowledge sharing among market participants, and we have endorsed the ILPA Principles, which are aimed at improving the private equity industry for the long-term benefit of all industry participants and beneficiaries.
Environmental Best Practices
Climate change and environmental degradation are among the largest challenges that face the investment industry and humanity as a whole. A purely exclusionary approach is not sufficient to solve these problems, but rather a holistic one is required. We will seek to invest meaningfully into climate solutions and areas where we and our investment partners can drive significant de-carbonization and will endeavor to invest in the fossil fuel production sector only through managers who realize and are working to de-risk these assets in ways aligned with the Paris Agreement. Additionally, we seek to avoid oil and natural gas-related assets (upstream, midstream, or downstream) unless the general partner or deal sponsor has indicated a full understanding of the climate-related risks involved, and has adopted a comprehensive ESG policy that includes the ability to measure and report on climate-related risks and mitigation efforts being undertaken in the portfolio. We expect to expand this to other carbon intensive sectors in the future.
As an influential voice in the private markets, Hamilton Lane seeks to identify managers and investments that incorporate environmental best practices, some of which include:
•An official Environmental Policy Statement at the managing company and portfolio company level—This statement should set clear messaging and expectations from the top down.
•Robust environmental due diligence—Managers must consider the material risks and opportunities that arise from an investment’s impact on the natural world.
•A focus on reducing the carbon footprint of the management company and portfolio companies—Material and measurable reductions demonstrate a commitment to a better future and create a favorable position for future regulation.
•Efforts toward compliance with the TCFD—TCFD has become a widely accepted framework for monitoring and reporting climate-related risks and potential opportunities.
•Monitoring and reporting of environmental key performance indicators (“KPIs”)—Transparency with limited partners and general partners enhances accountability.

While we ask the same questions of each general partner through our request-for-information process, we recognize that risks vary by sector and deal and understand a suitable environmental risk mitigation strategy will depend on the associated risks of the manager’s investment focus. Strategies such as energy, which have much higher relative material environmental risks, will receive added scrutiny in the due diligence process.
Committing to Being an Ally
As a firm, Hamilton Lane acknowledges the systemic racism that oppresses billions of people around the world, and we recognize that we share in the responsibility to listen to our communities, to understand the issues and to act. We are committed to offering attention, influence and resources to be part of the solution.

Building a better future means joining together in our efforts through increased engagement and continued sharing of ideas, concerns and personal experiences. As one of our core values states, we strive to “Do the Right Thing,” a value we leaned on especially in 2020 as protests against social injustice and Black Lives Matter movements spread across the United States and around the world. One of the first steps our organization took was to heed the advice of those leading the movements: That is, to begin listening and reflecting on our actions and opportunities for being an ally. Then, and with the recognition that there would be much more work to do, we took some initial, but meaningful, action. As noted above, in an effort to further expand our commitment to promoting and supporting a more diverse workforce, we announced the adoption of a new corporate value – “Promoting Equity and Inclusion from Within,” as well as:
•A new strategic plan aimed at expanding upon existing efforts to intentionally embed diversity, equity and inclusion into the fabric of the firm’s values, culture, and recruiting and retention practices. The plan outlines enhanced recruiting and retention efforts, including an emphasis on ongoing training, accountability and inclusivity.
•Employees were granted extra volunteer time off to use toward any activity in support of the social justice movement.
•We began to identify ways in which our employees could listen to and learn from each other. Our Diversity, Equity & Inclusion Speaker Series, which launched in 2017 as a means to provide outside perspectives on DE&I issues, shifted its focus to activism and social justice, hosting speakers on topics such as corporate responsibility, general awareness of racism and implementing effective approaches to racial equality.
•Our DE&I Council also launched a new series called Social Justice Chats (“#SJChats”), a series of employee-facilitated small group conversations about racial and social inequities, barriers and constructs.
These developments speak to Hamilton Lane’s acknowledgment of the present moment and important progress underway, as well as to our long-standing commitment to advancing women and other underrepresented groups within the private markets industry.
Social Best Practices
The year 2020 will be widely remembered as one of tragedy, upheaval and transformation. We hope it will also be recognized as a year that enhanced awareness of social inequities, and provoked deep reflection and conversation among individuals, communities and companies around the world.
Hamilton Lane has long prioritized both our internal diversity efforts across our global teams and the health of the communities in which we invest and operate. We seek to partner with managers who share our dedication to these issues and exhibit best practices, including:
•An official DE&I policy statement at the managing and portfolio company levels
•A focus on expanding diversity of decision-making within the managing and portfolio company management
•A diverse board composition
•Diversity mandates for hiring third-party service providers
•Monitoring and reporting of social KPIs
•Supplier due diligence

We also seek to invest in diverse organizations and partner with managers who share a commitment to DE&I. As of March 31, 2022, we invested $11.1 billion in discretionary and advisory capital to diverse funds over the two years prior to that date, with a diverse manager being one where there is 25% or more diversity in at least two of the following four categories: ownership level, investment committee, carried interest or investment team.
Promoting Equity and Inclusion from Within
In today’s world, humans are intertwined in a way unlike any other time in our history. Across the globe,

nations, communities and individuals are demanding that companies prioritize ESG and sustainability issues, as well as advance more diverse, equitable and inclusive workplaces. It is our view that the more diverse professionals we can attract to our asset class, the more our industry can thrive. We know that smart teams do great things, but diverse teams can do truly incredible things, and the way to affect change is to help create it.
We leverage our status as a global leader in the private markets to advance these initiatives in an effort to benefit our clients, our employees, our industry and our communities.
We are proud of our organization’s history of embracing and championing diversity. That authentic commitment is demonstrated by the meaningfully diverse representation across our organization. As of March 31, 2022, 49% of our employees were minorities or women and 41% of senior leaders were minorities or women. Those figures are well above the averages for our industry.
We know that talent is everywhere, but that not all talent has access. Our goal is to provide a path for more diverse professionals to become part of the private markets industry.
We are guided by a genuine belief that in order to diversify and, therefore, improve the composition of our asset class, we must advocate for, educate and include women and ethnically diverse candidates early and often. Our partnerships with organizations such as Girls Who Invest, Women Societies Alliance, Cristo Rey Philadelphia, Big Brothers Big Sisters and Philadelphia Financial Scholars, as well as initiatives such as the Hamilton Lane Women’s Exchange (“HLWE”), our annual Undergraduate Women’s Private Equity Summit, our Emerging Talent Program and our targeted campus recruiting program, are a testament to this belief.
In early 2021, Hamilton Lane became a signatory to ILPA’s newly announced Diversity in Action Initiative. This effort focuses on foundational actions that limited partner and general partner organizations are taking to advance diversity, equity and inclusion, both internally and throughout the industry more broadly. Hamilton Lane is honored to join our founding co-signatories in this important effort across our industry, and we remain committed to creating and maintaining an inclusive and collaborative workplace across the world.
In addition to our recruiting and retention efforts, we recognize that a true commitment to diversity requires a proactive and multi-faceted approach. We have multiple employee-led programs designed to help our colleagues with skill development, career progression and work-life balance, as well as to facilitate open dialogues around important topics such as race, inclusion and social justice, including:
•Coffee Connects—internal networking opportunities for Hamilton Lane women intended to facilitate building new relationships and sharing experiences across the organization
•DE&I Speaker Series—interview series intended to promote and encourage the honest discussion of issues related to diversity and inclusion within our firm and broader industry
•HLWE—creating experiences designed to bring Hamilton Lane women together to support their development and success
•Mentoring Program—formal program designed to help employees foster relationships with more experienced colleagues and/or peers in different departments for professional and personal development and growth
•#SJChats—employee-facilitated small group sessions discussing a variety of racial inequality and social justice topics
At Hamilton Lane, we remain fully committed to Diversity, Equity & Inclusion. Our success is because of our people – our colleagues across the globe who bring their authentic selves to work every day. Together, we believe diverse perspectives lead to informed decisions designed to benefit our clients, our employees and our competitive edge.
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
We seek to maintain excellent relationships with general partners and managers of investment funds, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide direct investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and direct investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers and intermediaries.
Customized separate account and advisory account fee revenue is not a long-term contracted source of revenue and is subject to intense competition.
Our revenue in any given period is dependent on the number of fee-paying clients and corresponding level of AUM/AUA in such period. Our customized separate account and advisory account business operates in a highly competitive environment where typically there are no long-term contracts. While clients of our customized separate account and advisory account businesses may have multi-year contracts, many of these contracts are terminable upon 30 to 90 days’ advance notice to us. We may lose clients as a result of a change in ownership, control or senior management, a client’s decision to transition to in-house asset management rather than partner with a third-party provider such as us, competition from other financial advisors and financial institutions, changes to their investment policies and other causes. Moreover, a number of our contracts with state government-sponsored clients are secured through such government’s mandated procurement process, and can be subject to periodic renewal. If multiple clients were to exercise their termination rights or fail to renew their existing contracts and we were unable to secure new clients or maintain our levels of AUM/AUA, our customized separate account and advisory account fees would decline materially. A significant reduction in the number of fee-paying clients and/or AUM/AUA levels in any given period could reduce our revenue and materially and adversely affect our business, financial condition and results of operations.
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
Our success depends on our ability to retain our senior management team and to recruit additional qualified investment, sales and other professionals. The individuals that comprise our senior management team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss of any one of our senior management team could adversely affect certain client relationships or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In order to retain and attract qualified investment professionals, we expect to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. However, we may not be successful in our efforts, as the market for investment professionals is extremely competitive. In addition, the governing agreements of our specialized funds typically require the suspension of the commitment period if, depending on the fund, between two and ten designated members of our senior management team cease to devote sufficient professional time to or cease to be employed by HLA, often called a “key person event,” or in connection with certain other events. The occurrence of a key person event could also affect investment periods under our limited partnership agreements. Any change to our senior management team could materially and adversely affect our business, financial condition and results of operations.
We intend to expand our business and may enter into new lines of business, geographic markets or strategic partnerships, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenue from asset management and advisory services. However, we intend to grow our business by offering additional products and services, by entering into new lines of business, by entering into, or expanding our presence in, new geographic markets and by entering into selected strategic partnerships and corporate investments. Entry into certain lines of business or geographic markets, the introduction of new types of investment structures, products or services and funding strategic partnerships and corporate investments has and could continue to increase our operational costs and may also subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, which may lead to increased litigation and regulatory risk. For example, we have recently undertaken business initiatives to reach an increasing number of retail investors, which exposes us to greater levels of risk, including heightened litigation, regulatory enforcement and reputational risks. To the extent distribution of our retail or other products is through third-party distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution, which could result in claims that products distributed through such channels are distributed to customers for whom they are unsuitable or that they are distributed in an otherwise inappropriate manner. Third-party distributors may use traditional or newer channels of distribution (such as through digital securities exchanges). We are exposed to the risks of reputational damage and legal liability to the extent such third parties we engage, whom we do not control, improperly sell our products to investors. This risk increases as the number of third-party distributors increases. We have also launched our first special purpose acquisition company (“SPAC”), Hamilton Lane Alliance Holdings I, Inc. (“HLAH”), with the goal of raising additional SPACs in the future, depending on market and other conditions. HLAH is sponsored by a wholly-owned subsidiary of HLA that will assist in identifying and effectuating a merger between HLAH and a target company. We view the sponsorship of SPACs as an extension of our pre-existing investment activities, but participation in the SPAC market exposes us and our affiliates to additional risks, including heightened litigation, regulatory enforcement and reputational risks as well as the potential loss of our investment if a suitable target company is not identified for the initial business combination within the prescribed timeframe.
To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, that we do not have the required investment of capital and other resources and that we could potentially lose clients due to the perception that we are no longer focusing on our core business. We have from time to time and intend to continue to explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours.
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
The revenues that we earn are driven in part by the amount of capital committed by our clients for investment, our fundraising efforts and the pace at which we make investments on behalf of our specialized funds and customized separate accounts. A decline in the pace or the size of fundraising efforts or investments may reduce our revenues. The private markets investing environment continues to see increased competition, which can make fundraising and the deployment of capital more difficult. In addition, many other factors could cause a decline in the pace of investment, including a market environment characterized by relative high prices, the inability of our investment professionals to identify attractive investment opportunities and decreased availability of capital on attractive terms. Further, we may fail to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy, financial markets, geopolitical conditions and our ability to deploy capital in certain countries may be adversely impacted by U.S. and foreign government policy changes and regulations.

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
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, and, in the case of rising interest rates, decrease the value of fixed-rate debt investments made by our funds. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing on favorable terms, or at all, at the end of their respective terms. Finally, limitations on the deductibility of interest expense on indebtedness used to finance our specialized funds’ investments reduce the after-tax rates of return on the affected investments and make it more costly to use debt financing. See “—Risks Related to Our Industry—Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.” Any of these factors may have an adverse impact on our business, results of operations and financial condition.
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
Our business is exposed to the risk that clients that owe us money for our services may not pay us, and investors may default on their obligations to fund their commitments. We believe that these risks could potentially increase during periods of economic uncertainty, such as in the case of difficult or volatile market and geopolitical conditions. If investors in our specialized funds and certain customized separate accounts default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in most of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund, the fund’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated by the fund. Any material reduction in the amount of carried interest generated by a fund may adversely affect our revenues.
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
There is a risk that our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of laws, obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these laws, obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us by subjecting us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence. Our business also often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to engage in fraudulent activity, violate regulatory standards or improperly use or disclose sensitive or confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. The pervasiveness of social media, coupled with increased public focus on the externalities of activities unrelated to the business, could further magnify the reputational risks associated with negative publicity. It is not always possible to detect or deter misconduct, and the extensive precautions we take that seek to detect and prevent undesirable activity may not be effective in all cases. In addition, allowing employees to work remotely may require us to develop and implement additional precautions in order to detect and prevent employee misconduct. Such additional precautions, which may include the implementation of security and other restrictions, may make our systems more difficult and costly to operate and may not be effective in preventing employee misconduct in a remote work environment. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of misconduct, our business and our reputation could be materially and adversely affected. Further, we are subject to the risk that our service providers may default on their contractual obligations to us, which could result in significant disruption to our operations and ability to serve our clients. See “—Risks Related to Our Industry—Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.”
If the investments we make on behalf of our specialized funds or customized separate accounts perform poorly, we may suffer a decline in our investment management revenue and earnings, and our ability to raise capital for future specialized funds and customized separate accounts may be materially and adversely affected.
Our revenue from our investment management business is derived from fees earned for our management of our specialized funds, customized separate accounts and advisory accounts, incentive fees, or carried interest, with respect to certain of our specialized funds and customized separate accounts, and monitoring and reporting fees. In the event that our specialized funds, customized separate accounts or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline, and it will be more difficult for us to raise capital for new specialized funds or gain new or retain current customized separate account clients in the future. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. The risk of clawback can occur as a result of diminished investment performance. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
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
There are no readily ascertainable market prices for a large number of the investments in our specialized funds, customized separate accounts, advisory accounts or the funds in which we invest. The value of the fund investments of our specialized funds and customized separate accounts is determined periodically by us based on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer and other generally accepted valuation methodologies. The value of the direct-equity and credit investments of our specialized funds and customized separate accounts is determined periodically by us using independent third-party valuation firms to aid us in determining the fair value of these investments using generally accepted valuation methodologies. These may include references to market multiples, valuations for comparable companies, public or private market transactions, subsequent developments concerning the companies to which the securities relate, results of operations, financial condition, cash flows, and projections of such companies provided to the general partner and such other factors that we may deem relevant. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because the illiquid investments held by our specialized funds, customized separate accounts, advisory accounts and the funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.
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

Further, the SEC has instituted enforcement actions against advisors for misleading investors about valuation. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected.
Our investment management activities may involve investments in relatively high-risk, illiquid assets, and we and our clients may lose some or all of the amounts invested in these activities or fail to realize any profits from these activities for a considerable period of time.
The investments made by our specialized funds and customized separate accounts and recommended by our advisory services may include high-risk, illiquid assets. We generally have made and expect to continue to make principal investments alongside our investors, as the general partner, in our existing private markets funds and certain customized separate accounts and in any new private markets funds we may establish in the future. The private markets funds in which we invest capital generally invest in securities that are not publicly traded. Even if such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such securities for a period of time. Such funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, the private markets funds in which we invest our clients’ capital may not be able to sell securities when they desire and therefore may not be able to realize the full value of such securities. The ability of private markets funds to dispose of investments is dependent in part on the public equity and debt markets, to the extent that the ability to dispose of an investment may depend upon the ability to complete an IPO of the portfolio company in which such investment is held or the ability of a prospective buyer of the portfolio company to raise debt financing to fund its purchase. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Contributing capital to these funds is risky, and we may lose some or the entire amount of our specialized funds’ and our clients’ investments.
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
In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political and regulatory developments. In addition, during periods of difficult market conditions or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation may result in lower investment returns for the private markets funds or portfolio companies in which our specialized funds and customized separate accounts invest, which consequently would materially and adversely affect investment returns for our specialized funds and customized separate accounts. Furthermore, if the portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm.

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
Investments by most of our specialized funds and customized separate accounts will include debt instruments and equity securities of companies that we do not control. Our specialized funds and customized separate accounts may invest through direct investment arrangements or acquire minority equity interests and may also dispose of a portion of their equity investments in portfolio companies over time in a manner that results in their retaining a minority investment. Consequently, the performance of our specialized funds and customized separate accounts will depend significantly on the investment and other decisions made by third parties, which could have a material adverse effect on the returns achieved by our specialized funds or customized separate accounts. Portfolio companies in which the investment is made may make business, financial or management decisions with which we do not agree. In addition, the majority stakeholders or our management may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of our investments and the investments we have made on behalf of clients could decrease and our financial condition, results of operations and cash flow could suffer as a result.
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
The substantial growth of our business in recent years may be difficult to sustain, as it may place significant demands on our resources and employees and will increase our expenses.
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. We strive to maintain a work environment that reinforces our culture of collaboration, motivation and doing the right thing. If we do not continue to develop and implement appropriate processes and tools to maintain this culture, particularly in light of rapid and significant growth in our employee population, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
In addition, we are required to develop continuously our infrastructure in response to the increasingly complex investment management industry and increasing sophistication of investors. Legal and regulatory developments also contribute to the level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and will require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis may also pose challenges. In addition, our efforts to retain or attract qualified investment professionals is expected to result in significant additional expenses. There can be no assurance that we will be able to manage our growing business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
We may not be able to maintain our desired fee structure as a result of industry pressure from private markets investors to reduce fees, which could have a material adverse effect on our profit margins and results of operations.
We may find it harder to retain and raise funds, and we may lose investment opportunities in the future, if we do not match the prices, structures and terms offered by our competitors. We may not be able to maintain our current fee structure as a result of industry pressure from private markets investors to reduce fees. In order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our desired fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.
Our risk management strategies and procedures may leave us exposed to unidentified or unanticipated risks.
Risk management applies to our investment management operations as well as to the investments we make for our specialized funds and customized separate accounts. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to difficult market or geopolitical conditions. Although we have risk management processes to ensure that we are not exposed to a single third-party service provider for significant periods of time, given the large number and size of our funds, we often have large positions with a single counterparty. If that counterparty is unable to perform its obligations or performs below our standards, our specialized funds, customized separate accounts and other investments may be adversely affected. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business or offer new products, our historical data may be incomplete. Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including our right to receive incentive fees.
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
Moreover, the due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts (including bribery, fraud or other illegal activities) or risks that are necessary or helpful in evaluating such investment opportunity. Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions. Many of our specialized funds, customized separate accounts or advisory accounts have invested in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed, and bribery, fraud, accounting irregularities and corrupt practices can be especially difficult to detect in such locations. Such misconduct may undermine our due diligence efforts with respect to such companies and could negatively affect the valuations of investments in such companies. Further, we may not identify or foresee future developments that could have a material adverse effect on an investment, such as misconduct by personnel at companies in which our specialized funds, customized separate accounts or advisory accounts invest. Isolated incidents involving such matters have occurred in the past but have not had a material impact on our financial condition or results of operations. Financial fraud or other deceptive practices, or failures by personnel at such companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements, could cause significant legal, reputational and business harm to us.
In addition, a substantial portion of our specialized funds are funds-of-funds, and therefore we are dependent on the due diligence investigation of the general partner or direct investment partner leading such investment. We have little or no control over their due diligence process, and any shortcomings in their due diligence could be reflected in the performance of the investment we make with them on behalf of our clients. Poor investment performance could lead clients to terminate their agreements with us and/or result in negative reputational effects, either of which could materially and adversely affect our business, financial condition and results of operations.
Finally, some matters covered by our due diligence process, such as ESG, are continuously evolving and we may not accurately or fully anticipate such evolution. With respect to ESG, the nature and scope of our due diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Selecting and evaluating ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by us or a third-party ESG specialist we may engage will reflect the beliefs, values, internal policies or preferred practices of any particular client or market trends. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole depend on many factors, including the relevant industry, country, asset class and investment style.
Restrictions on our ability to collect and analyze data regarding our clients’ investments could adversely affect our business.
Our database of private markets investments includes funds and direct investments that we monitor and report on for our specialized funds, customized separate accounts and advisory accounts. We rely on our database to provide regular reports to our clients, to research developments and trends in private markets and to support our investment processes. We depend on the continuation of our relationships with the general partners and sponsors of the underlying funds and investments in order to maintain current data on these investments and private markets activity. The termination of such relationships or the imposition of restrictions on our ability to use the data we obtain for our reporting and monitoring services could adversely affect our business, financial condition and results of operations. We are also highly dependent upon the technology platforms within which our data is stored and analyzed, and any disruption in the services provided by such platforms, whether temporary or permanent, could have a material adverse effect on our ability to effectively continue to operate our business without interruption. See “—Operational risks may disrupt our business, damage our reputation, result in financial losses or limit our growth.”
Operational risks may disrupt our business, damage our reputation, result in financial losses or limit our growth.
We rely heavily on our and our third-party service providers’ financial, accounting, compliance, monitoring, administration, reporting and other data processing systems. If any of these systems do not operate properly or are disabled or fail, including the loss of data, whether caused by fire, other natural disaster, power or telecommunications failure, computer viruses, malicious actors, acts of terrorism or war or otherwise, we could suffer a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, which could materially and adversely affect our business, financial condition and results of operations. We face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ data processing systems and technology may be unable to accommodate our growth or adequately protect the information of our clients or address security risks, and the cost of maintaining and improving such systems and technology may increase from our current level. Such a failure or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow. A disaster or a disruption in technology or infrastructure that supports our business, including a disruption involving electronic communications, cloud-based infrastructure or other services used by us, our third-party service providers or other third parties with whom we conduct business, or a disruption directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may not reimburse us for the full amount of our losses.
Failure to maintain the security of our information and technology networks or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems and networks, and those of our third-party service providers and their vendors. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and other third parties, in our cloud applications and on our networks, as well as our third-party service providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats to and attacks that are intended to gain unauthorized access to our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face. Any interruption or deterioration in performance, cybersecurity incidents or failures of information systems and technology could impair the quality of our or our funds’ operations, affect our reputation and adversely affect our business, financial condition and results of operations.

We are dependent on the effectiveness of our and our service providers’ information security policies, procedures and capabilities designed to protect our and their computer, network and telecommunications systems and the data such systems contain or transmit. Attacks on our or their information technology infrastructure could enable the attackers to gain unauthorized access to and steal our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds. Attacks could range from those common to businesses generally to those that are more advanced and persistent, which may target us because members of our senior management team may have public profiles or because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about our clients and potential investments.

Although we take protective measures and endeavor to modify them as circumstances warrant, our and our third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We, our employees and certain of our third-party service providers have been and expect to continue to be the target of hacking attacks, “phishing” or similar forms of social engineering attacks, and the subject of impersonations and fraudulent requests for money and other forms of activities. Such prior events, to date, have not had a material impact on our financial condition or results of operations. Further, as restrictions from the COVID-19 pandemic are lifted globally, we have given the majority of our employees the flexibility to work remotely or to split their time in hybrid remote/office work, which could introduce operational risks, including heightened cybersecurity risk. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, such as the General Data Protection Regulation (“GDPR”) in the EU and the California Consumer Privacy Act (“CCPA”), and the SEC recently proposed new rules related to cybersecurity risk management for registered investment advisers and funds. See “—Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” Some jurisdictions have also enacted laws requiring companies to notify individuals and governmental agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our clients’ or counterparties’ sensitive, confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks or those of our third-party service providers, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we fail to comply with relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely matter, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.

Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the GDPR in the EU and the CCPA in the United States. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Our compliance obligations include those relating to U.S. state laws and regulations, including, without limitation the CCPA, which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CCPA violations, as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the GDPR, which applies to all organizations processing or holding personal data of EU data subjects (regardless of the organization’s location) as well as to organizations outside the EU that offer goods or services in the EU, or that monitor the behavior of EU data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. Penalties for non-compliance can be material. Our business is subject to many privacy laws in many other jurisdictions globally, including the U.K., Switzerland, Japan, Hong Kong, Singapore, China and Australia. In addition, other countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost, complexity and regulatory enforcement risk of delivering our services. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements set forth in our contractual arrangements with counterparties. These legal, regulatory and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the United States and globally.
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
Our failure or inability to obtain, maintain, protect and enforce our trademarks, service marks, trade names and other intellectual property rights could adversely affect our business, including the value of our brands.
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. Despite our efforts to obtain, maintain, protect and enforce our trademarks, service marks, trade names and other intellectual property rights in the United States and other jurisdictions, there can be no assurance that these protections will be available in all cases, and our trademarks, service marks, trade names or other intellectual property rights could be challenged, invalidated, declared generic, circumvented, infringed or otherwise violated. We may be unable to successfully resolve conflicts to our satisfaction. In the event that our trademarks, service marks or trade names are successfully challenged, we could be forced to rebrand our products, services or business, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Over the long term, if we are unable to establish name recognition based on our trademarks, service marks and trade names, then we may not be able to compete effectively. Any claims or customer confusion related to our trademarks, service marks or trade names could damage our reputation and brand and substantially harm our business, liquidity, financial condition and results of operations.
The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Moreover, any changes in, or unexpected interpretations of, intellectual property laws in any jurisdiction may compromise our ability to obtain, maintain, protect and enforce our intellectual property rights. Policing and enforcing our intellectual property rights is difficult, costly and may not always be effective.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our clients, or make investment recommendations to our clients, that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. From time to time, we have been and may in the future be subject to legal action and incur significant legal expenses in defending such litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients. Also, events that damage the reputation of our industry generally, such as highly publicized incidents of fraud or other scandals, could have a material adverse effect on our business, regardless of whether any of these events directly relate to our specialized funds, customized separate accounts or advisory accounts. Substantial legal or regulatory liability could materially and adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.
We are subject to increasing scrutiny from clients, investors and regulators with respect to ESG costs and impact of investments made by our specialized funds, which may constrain investment opportunities for our specialized funds and adversely affect our ability to raise capital from such clients and investors.
In recent years, clients and investors have placed increasing importance on ESG implications of investments made by private equity and other funds to which they commit capital. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, clients and investors have conditioned future capital commitments on the taking or refraining from taking of such actions. Clients’ and investors’ increased focus and activism related to ESG and similar matters may constrain our investment opportunities. In addition, clients and investors may decide to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the ESG cost of investments made by our specialized funds or their assessment that our specialized funds are insufficiently ambitious in allocating capital in ways that align with their ESG priorities. As part of their increased focus on the allocation of their capital to environmentally sustainable economic activities, certain clients and investors also have begun to request or require data to allow them to monitor the ESG impact of their investments. In addition, regulatory initiatives to require more disclosures regarding ESG matters are becoming increasingly common, which may further increase the number and type of clients and investors who place importance on these issues and who demand certain types of reporting from us. To the extent our access to capital from such clients and investors is impaired, we may not be able to maintain or increase the size of our specialized funds or raise sufficient capital for new specialized funds, which may adversely affect our revenues.
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, ESG matters have been the subject of increased focus by certain regulators, including in the United States and the EU. For example, in the United States, the SEC has identified ESG investing as an exam priority for investment advisers that offer ESG products and services, such as us. In particular, the SEC has focused on the labeling by funds of their activities or investments as “sustainable” and examined the methodology used for determining ESG investments, with a focus on whether such labeling is misleading. Outside of the United States, the European Commission adopted an action plan on financing sustainable growth, as well as initiatives at the EU level, such as the EU Sustainable Finance Disclosure Regulation (“SFDR”), which imposes disclosure requirements on us and will affect our EEA operations (including where non-EEA products are marketed to EEA investors). The EU regulation on the establishment of a framework to facilitate sustainable investment (“Taxonomy Regulation”) supplements SFDR’s disclosure requirements for certain entities and sets out a framework for classifying economic activities as “environmentally sustainable”. Compliance with the SFDR, Taxonomy Regulation and other ESG-related rules subjects us and our specialized funds to increased restrictions, disclosure obligations and compliance and other associated costs, as well as potential reputational harm if we do not properly comply, and there is considerable legal uncertainty about how to comply with these regimes. In addition, under the requirements of SFDR and other ESG-related regulations to which we may become subject, we are required to classify certain of our funds and their portfolio companies against certain criteria, some of which can be open to subjective interpretation. Our view on the appropriate classification may develop over time, including in response to statutory or regulatory guidance or changes in industry approach to classification. If regulators disagree with the procedures or standards we use for ESG or impact investing, or new regulations or legislation require a methodology of measuring or disclosing ESG impact that is different from our current practice, it could result in fines or other regulatory sanctions, which could have a material adverse effect on fundraising efforts, our business as a whole and our reputation.
In addition, a lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. Failure to manage risks involving ESG investing and compliance could result in a material adverse effect on our business.
We may consider ESG factors in connection with investments for certain of our specialized funds and customized separate accounts, and certain of our specialized funds are constructed with specific ESG or impact components. ESG factors are not universally agreed upon or accepted by investors, and our consideration of ESG factors or construction of specific ESG or impact funds could attract opposition from certain segments of our existing and potential client base. Any actual opposition to our consideration of ESG factors could impact our ability to maintain or raise capital for our funds, which may adversely impact our revenues.

Climate change, climate change-related regulation and sustainability concerns could adversely affect our business and the operations of portfolio companies in which our specialized funds and customized separate accounts invest, and any actions we take or fail to take in response to such matters could damage our reputation.
We, our specialized funds and customized separate accounts and portfolio companies in which our specialized funds and customized separate accounts invest face risks associated with climate change including risks related to the impact of climate- and ESG-related legislation and regulation (both domestically and internationally), risks related to climate-related business trends and risks stemming from the physical impacts of climate change.
New climate change-related regulations or interpretations of existing laws may result in enhanced disclosure obligations, which could negatively affect us, our specialized funds and customized separate accounts and portfolio companies in which they invest and materially increase the regulatory burden and cost of compliance. In particular, compliance with climate- and other ESG-related rules in the EU and U.K. is expected to result in increased legal and compliance costs and expenses which would be borne by us and our specialized funds and customized separate accounts. These disclosure requirements could even be extended to private companies.
Certain portfolio companies in which our specialized funds and customized separate accounts invest operate in sectors that could face transition risk if carbon-related regulations or taxes are implemented. For certain of these portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our specialized funds and customized separate accounts. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could also negatively impact portfolio company financial performance. Further, significant physical effects of climate change including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain portfolio companies and investments, especially those that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel. As the effects of climate change increase, we expect the frequency and impact of weather and climate related events and conditions to increase as well.
In addition, our reputation may be harmed if certain stakeholders, such as our clients, believe that we are not adequately or appropriately responding to climate change, including through the way in which we operate our business, the composition of our specialized funds’ and customized separate accounts’ existing portfolios, the new investments made by them, or the decisions we make to continue to conduct or change our activities in response to climate change considerations. In addition, we face business trend-related climate risks including the increased attention to ESG considerations by our clients in connection with their determination of whether to engage with us for our services.
Our international operations are subject to certain risks, which may affect our revenue.
We intend to continue to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to invest in U.S. funds and operating companies. Our international operations carry special financial and business risks, which could include the following:
•    greater difficulties in managing and staffing foreign operations;
•    fluctuations in foreign currency exchange rates that could adversely affect our results;
•    additional costs of complying with, and exposure to liability under, foreign regulatory regimes;
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
•    potentially heightened risk of theft or compromise of data and intellectual property, in particular in those jurisdictions that do not have levels comparable to the United States of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and client information and records;
•    potentially compromised protections or rights to technology, data and intellectual property due to government regulation;
•    terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic events that reduce business activity;
•    cultural and language barriers and the need to adopt different business practices in different geographic areas; and
•    difficulty collecting fees and, if necessary, enforcing judgments.
As part of our day-to-day operations outside the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures. If our international business increases relative to our total business, these factors could have a more pronounced effect on our results of operations or growth prospects.
A significant amount of the investments of our specialized funds, customized separate accounts and advisory accounts include private markets funds that are located outside the United States or that invest in portfolio companies located outside the United States. Such non-U.S. investments involve certain factors not typically associated with U.S. investments, including risks related to (i) currency exchange matters, such as exchange rate fluctuations between the U.S. dollar and the foreign currency in which the investments are denominated or commitments to the specialized funds or portfolio funds are denominated, and costs associated with conversion of investment proceeds and income from one currency to another, (ii) differences between the U.S. and foreign capital markets, including the absence of uniform accounting, auditing, financial reporting and legal standards, practices and disclosure requirements and less government supervision and regulation, (iii) certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, the risks of political, economic or social instability, and (iv) the possible imposition of foreign taxes with respect to such investments or confiscatory taxation. These risks could adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts that are invested in securities of non-U.S. companies, which would adversely affect our business, financial condition and results of operations.
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
In addition, in January 2020, the U.K. withdrew from the European Union, and the transition period during which the U.K. was treated as a member of the EU ended December 31, 2020. Our business may be adversely affected by Brexit due to, among other things, disruption of the free movement of goods, services, capital, and people between the U.K. and the EU as well as potential changes to the legal and regulatory environment in the region. Furthermore, as a result of Brexit, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority are no longer able to avail themselves of passporting rights under certain EU directives (such as the AIFMD and MiFID II) to provide services and perform activities outside the U.K. and in other parts of Europe. This may have an adverse impact on our results including the cost of, risk to, manner of conducting, and location of, our European business and our ability to hire and retain key staff in Europe. This may also adversely impact the markets in which we operate; the funds we manage or advise; our fund investors and our ability to raise capital from them; and ultimately the returns that may be achieved. While we have taken measures designed to allow us to continue to conduct our business in both the U.K. and the EU, Brexit may increase our cost of conducting business, interfere with our ability to market our products and provide our services and generally make it more difficult for us to pursue our objectives in the region.
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
•    some of our specialized funds and investments that we recommend to our advisory clients may not perform as well as competitors’ funds or other available investment products;
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

•    some of our competitors may be more successful than us in the development of new products to address investor demand for new or different investment strategies and/or regulatory changes, including with respect to products with mandates that incorporate ESG considerations, or products that are targeted toward retail;
•    developments in financial technology (or fintech), such as a distributed ledger technology (or blockchain), have the potential to disrupt the financial industry and change the way financial institutions, as well as investment managers, do business, and could exacerbate these competitive pressures;
•    some of our competitors may be more successful than us in the development and implementation of new technology to address investor demand for product and strategy innovation;
•    some of our competitors may be subject to less regulation and accordingly may have more flexibility to undertake and execute certain strategies or investments than us and/or bear less compliance expense than us;
•    some of our competitors may have more flexibility than us in raising certain types of investment funds under the investment management contracts they have negotiated with their clients;
•    some of our competitors may have more expertise or be regarded by investors as having more expertise in a specific strategy or geographic region;
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
Difficult or volatile market, geopolitical and economic conditions can adversely affect our business and the investments made by our specialized funds, customized separate accounts and advisory accounts in many ways.
Our business and the performance of investments made by our specialized funds, customized separate accounts and advisory accounts can be materially affected by difficult or volatile financial market and geopolitical conditions and events in the United States or throughout the world that are outside our control, including rising interest rates, inflation, the availability of credit, changes in laws, trade barriers, public health crises, natural disasters, civil unrest, trade conflicts, war or threat of war, terrorism or political uncertainty. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them.
Market deterioration could cause us, the specialized funds and customized separate accounts we manage or the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. These market conditions can also have an impact on our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. To the extent periods of volatility are coupled with a lack of realizations from clients’ existing private markets portfolios, such clients may be left with disproportionately outsized remaining commitments, which significantly limits their ability to make new commitments. In addition, during periods of adverse economic or geopolitical conditions, our specialized funds may have difficulty accessing financial markets, which could make it more difficult or impossible for them to obtain funding for additional investments. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues. Furthermore, such conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments.
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
In addition, our ability to find high-quality investment managers with whom to invest could become more limited in deteriorating or difficult market environments. Any such occurrence could delay our ability to invest capital, lead to lower returns on invested capital and have a material adverse effect on our business, financial condition and results of operations.
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
The global financial markets continue to experience volatility and disruption due to effects of the COVID-19 pandemic, and any economic recovery will likely be uneven and characterized by meaningful dispersion across sectors and regions. For example, currently high inflation in the United States could continue to increase. Further, heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs. Higher inflation and rising input costs may put pressure on the profit margins of portfolio companies within our funds and customized separate accounts, particularly where pricing power is lacking. There can be no assurance that initiatives taken by governmental authorities designed to strengthen and stabilize the economy and financial markets will be successful, and there is no way to predict the ultimate impact of the disruption or the effect that these initiatives will have on the performance of our specialized funds, customized separate accounts or advisory accounts. See “—The COVID-19 pandemic continues to cause disruptions in the U.S. and global economies and may adversely impact our financial condition and results of operations.” Adding to strain on the economy from the COVID-19 pandemic is Russia’s recent military invasion of Ukraine. In response to Russia’s actions, the United States and several European nations announced sanctions against Russia, which could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts.
The COVID-19 pandemic continues to cause disruptions in the U.S. and global economies and may adversely impact our financial condition and results of operations.
The outbreak of the COVID-19 pandemic in early 2020 led much of the world to institute stay-at-home orders, restrictions on travel, transportation, education, production of goods, provision of services, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation and other restrictions on businesses and their operations in an effort to slow the transmission of the virus. These restrictions adversely impacted global commercial activity and contributed to significant disruption and uncertainty in the global financial markets, resulting in increased volatility in equity prices (including our common stock), supply chain disruptions and an increase in inflationary pressures, among other things. While restrictions have been relaxed or lifted in many jurisdictions in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains, and jurisdictions may reimpose them in an effort to mitigate risks to public health, especially if more infectious strains of the virus spread. The reinstitution of strict restrictions is particularly more likely in jurisdictions that have a lower tolerance for the spread of COVID-19 and therefore reinforce strict lockdowns and take other measures to stop the infection, such as in China, where recently strict lockdowns have affected the operations of our Hong Kong office and our employees throughout the region. Although a number of vaccines have been developed, the timing of widespread global vaccination is uncertain and these vaccines may be less effective against new, mutated strains of the virus, potentially leading people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. Given the amount of uncertainty regarding the scope and duration of the COVID-19 pandemic, it is currently not possible to predict the precise impact it will have on our business, but it has impacted, and may further impact, our business in various ways, including but not limited to the following:
•We operate our business and target investment opportunities globally, with clients and offices across North America, Europe, Asia-Pacific and the Middle East. The ability to easily travel and meet with prospective and current clients in person helps build and strengthen our relationships with them in ways that telephone and video conferences may not always afford. Restrictions on travel and gatherings as well as stay-at-home orders that have been in place from time to time over the course of the pandemic meant that most of our client and prospect meetings did not take place in person, and the vast majority of our employees worked from home, for much of the past two years. These conditions have returned or persisted to varying degrees in certain parts of the world depending on a jurisdiction’s tolerance of the spread of COVID-19, including in places where we have offices. As a consequence, our ability to market our funds and raise new business has been impeded (which may result in lower or delayed revenue growth), it became more difficult to conduct due diligence on investments (which can impede the identification of investment risks) and remote working by our employees during this period could have strained our technology resources and introduced operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks.
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
•Our liquidity and cash flows may be adversely impacted by declines in realized incentive fees and management fee revenues. As of March 31, 2022, we have adequate liquidity with $72 million in available cash and $50 million in availability under our Loan Agreements.
•Our specialized funds and customized separate accounts invest in industries that have been, and continue to be, materially impacted by the COVID-19 pandemic, including healthcare, travel, entertainment, hospitality and retail. Companies in these industries are facing operational and financial hardships resulting from the pandemic, and if conditions are volatile or do not improve, they could continue to suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of the investments and/or cause significant volatility in valuations. Underlying investments within our specialized funds and customized separate accounts reflect valuations determined as of December 31, 2021. Decreases in public markets and credit indices as well as decreases in current or future estimated performance of underlying portfolio companies in quarters ending after that date may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period.
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
The effects caused by COVID-19 may extend beyond the timeframe of the pandemic itself. We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of vaccination of the global population or the availability of treatments for COVID-19; the emergence and spread of variants; the pandemic’s impact on the U.S. and global economies; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our portfolio investments, clients, counterparties, service providers and other business partners that may indirectly adversely affect us. The impact of COVID-19 may also exacerbate the other risks discussed in this Form 10-K.
Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.
Our business activities are subject to extensive and evolving laws, rules and regulations with which we seek to comply. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our results of operations, financial condition, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. The current presidential administration has proposed legislative changes and regulatory reform that may lead to changes in laws and increased regulatory enforcement activity in the financial services industry. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate, but they could make it more difficult for us to operate our business.
Governmental authorities around the world have implemented or are implementing financial system and participant regulatory reform in reaction to volatility and disruption in the global financial markets, financial institution failures and financial frauds. Such reform includes, among other things, additional regulation of investment funds, as well as their managers and activities, including: compliance, risk management and anti-money laundering procedures; expense allocation policies and practices; restrictions on specific types of investments and the provision and use of leverage; implementation of capital requirements; limitations on compensation to managers; and books and records, reporting and disclosure requirements. We cannot predict with certainty the impact on us, our specialized funds or customized separate accounts, or on private markets funds generally, of any such reforms. Any regulatory reform measures could have an adverse effect on our specialized funds’ and customized separate accounts’ investment strategies or our business model. We may incur significant expense in order to comply with such reform measures and may incur significant liabilities if regulatory authorities determine that we are not in compliance.
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. The current administration has provided initial guidance on what U.S. tax law reforms the President would support. Among other things, the administration may pursue tax policies seeking to increase the corporate income tax rate, which could materially increase the amount of taxes we would be required to pay. The new administration has also proposed to increase individual ordinary and capital gains tax rates, which would increase the amount of tax distributions that HLA is required to pay to its members. See “—Risks Related to our Organizational Structure—In certain circumstances, HLA is required to make distributions to us and the direct and indirect owners of HLA, and the distributions that HLA will be required to make may be substantial.” Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
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
Our advisory and investment management businesses are subject to regulation in the United States, including by the Securities and Exchange Commission (the “SEC”), the Commodity Futures Trading Commission (the “CFTC”), the Internal Revenue Service (the “IRS”), FINRA and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Code, the Commodity Exchange Act, the Investment Company Act and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. For example, the SEC has proposed new rules and amendments under the Investment Advisers Act, which, if finalized in their current forms, would prohibit the imposition or reimbursement of certain fees and expenses customarily charged to private funds or their portfolio investments. If we are no longer able to be reimbursed for such fees and expenses, our revenues may be adversely affected. In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. Our failure to comply with applicable laws, regulations or regulatory processes could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if an investigation does not result in sanctions, or results in a sanction imposed against us or our personnel that is small in monetary amount, the adverse publicity relating to the investigation or the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. The requirements imposed by our regulators under the Investment Advisers Act are designed primarily to ensure the integrity of the financial markets and to protect our clients and are not designed to protect our stockholders.
In the wake of highly publicized financial scandals, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our specialized funds or customized separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. Brexit has resulted in our being subject to new and increased regulations now that we can no longer rely on passporting privileges that allow U.K. financial institutions to access the EU single market without restrictions. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
To the extent that HLA is a “fiduciary” under ERISA, with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business. In addition, a court could find that one of our direct investment funds has formed a partnership-in-fact conducting a trade or business and would therefore be jointly and severally liable for the portfolio company’s unfunded pension liabilities.
In addition, HLA is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, HLA has fiduciary duties to its clients. Similarly, our subsidiary, Hamilton Lane Securities, LLC, is registered as a broker-dealer with the SEC and FINRA, and it is subject to their rules and regulations. A failure to comply with the obligations imposed by the Investment Advisers Act, Exchange Act or FINRA rules, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in examinations, investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition and results of operations.
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
We are also subject to a number of laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as sanctions and export control laws administered by the Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties, and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations relate to a number of aspects of our business, including servicing existing fund investors, finding new fund investors, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.
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
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the U.K., the EU, the EEA, certain of the individual member states of each of the EU and EEA, Australia, Canada, Hong Kong, Israel, Singapore, South Korea, Switzerland and Japan, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, marketing activities, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the AIFMD, which regulates, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
In the EU, the MiFID II requires, among other things, all MiFID II investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of Brexit. This is because the U.K. both: (i) is no longer required to transpose EU law into U.K. law; and (ii) has transposed certain EU legislation into U.K. law subject to various amendments and subject to the U.K. Financial Conduct Authority’s oversight rather than that of EU regulators. Taken together, this could result in divergence between the U.K. and EU regulatory frameworks. Outside the U.K. and EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.
In addition, across the EU, we are subject to the AIFMD, under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Certain requirements of the AIFMD and the interpretation thereof remain uncertain and may be subject to change as a result of further legislation amending the AIFMD, the issuance of any further national and/or EU guidelines with respect to the AIFMD and the interpretation thereof, and changes to national implementing legislation in relevant EEA countries or in the U.K. Brexit and the potential resulting divergence between the U.K. and EU regulatory frameworks may result in additional complexity and costs in complying with AIFMD across both the U.K. and EU.
It is expected that additional laws and regulations will come into force in the U.K., EEA, the EU, and other countries in which we operate over the coming years. Regulation (EU) 2019/2033 on the prudential requirements for investment firms (“IFR”) and Directive (EU) 2019/2034 on the prudential supervision of investment firms (“IFD”) took effect on June 26, 2021. Together, the IFR and IFD introduced a new prudential regime for those of our EU investment firms that are subject to MiFID II, including new requirements, such as general capital requirements, liquidity requirements, remuneration requirements, requirements to conduct internal capital adequacy assessments and additional requirements on disclosures and public reporting. The legislation could hinder our ability to deploy capital as freely as we would wish and to recruit and incentivize staff. Different and extended internal governance, disclosure, reporting, liquidity and group “prudential” consolidation requirements (among other things) could also have a material impact on our EU-based operations. Further, the U.K.’s departure from the EU and the resulting divergence between the U.K. and EU regulatory frameworks may result in additional complexity and costs in complying with regulations across both the U.K. and EU. The U.K. established its own, new prudential regime for investment firms that are subject to MiFID II (as implemented in the U.K.), which took effect on January 1, 2022 and is intended to achieve similar outcomes to the IFR and IFD. The exact impact of the new U.K. prudential regime is currently uncertain.
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
Although independent directors comprise the majority of our board of directors, we have elected to rely on these exemptions and expect to continue to do so. As a result, our directors are not nominated or selected by independent directors and our compensation committee does not consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.
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
HLA is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including us. Pursuant to the limited liability company agreement of HLA (“HLA Operating Agreement”), HLA makes pro rata cash distributions, or tax distributions, to the members, including us, calculated using an assumed tax rate, to help each of the members to pay taxes on such member’s allocable share of taxable income. Under applicable tax rules, HLA is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions are based on an assumed tax rate that is the highest possible rate applicable to any member, HLA is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that HLA would have paid if it were taxed on its net income at the assumed rate. The pro rata distribution amounts will also be increased if and to the extent necessary to ensure that the amount distributed to HLI is sufficient to enable HLI to pay its actual tax liabilities and its other expenses and costs (including amounts payable under the tax receivable agreement).
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
Holders of our Class A common stock and Class B common stock vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to ten votes until a Sunset becomes effective. See “Organizational Structure—Class A and Class B Common Stock.” After a Sunset becomes effective, each share of our Class B common stock will entitle its holder to one vote. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have agreed to vote all of their shares in accordance with the instructions of HLAI, and will therefore be able to exercise control over all matters requiring our stockholders’ approval, including the election of our directors, as well as any significant corporate transactions. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our Company views, the superior voting rights and implicit control of the Class B common stock to have value.
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
The approximately 16.7 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders will be eligible for resale from time to time, subject to certain exchange timing and volume and Securities Act restrictions.
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
We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from our business is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either Hamilton Lane Incorporated or HLA is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. HLA does not have significant assets other than its equity interests in certain wholly owned subsidiaries, which in turn have no significant assets other than general partner interests in the specialized funds we sponsor. These wholly owned subsidiaries are the sole general partners of the funds and are vested with all management and control over the funds. We do not believe the equity interests of HLA in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the funds are investment securities. Hamilton Lane Incorporated’s unconsolidated assets consist primarily of cash, a deferred tax asset and Class A units of HLA, which represent the managing member interest in HLA. Hamilton Lane Incorporated is the sole managing member of HLA and holds an approximately 68.9% economic interest in HLA. As managing member, Hamilton Lane Incorporated exercises complete control over HLA. As such, we do not believe Hamilton Lane Incorporated’s managing member interest in HLA is an investment security. Therefore, we believe that less than 40% of Hamilton Lane Incorporated’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe Hamilton Lane Incorporated is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
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

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties
In June 2021, we moved our corporate headquarters and principal offices from Bala Cynwyd, Pennsylvania to 110 Washington Street, Suite 1300, Conshohocken, Pennsylvania 19428. We also lease additional office space in Denver, Frankfurt, Hong Kong, London, Miami, Milan, New York, Portland (Oregon), San Diego, San Francisco, Scranton (Pennsylvania), Seoul, Singapore, Sydney, Herzliya, Israel (a suburb of Tel Aviv), Tokyo, Toronto and Zug. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our Class A common stock trade on the Nasdaq Global Select Market under the symbol “HLNE”.

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

Holders of Record

As of May 24, 2022, there were five stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of May 24, 2022, there were 29 stockholders of record of our Class B common stock.

Dividend Policy
We declared a quarterly dividend of $0.35 per share of Class A common stock to record holders in each quarter of fiscal 2022. On May 26, 2022, we declared a quarterly dividend of $0.40 per share of Class A common stock to record holders at the close of business on June 15, 2022. The payment date will be July 7, 2022. We do not pay dividends on our Class B common stock.
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
Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on March 31, 2017 through March 31, 2022, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 31, 2017, and dividends reinvested in the security or index.
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

	3/31/17	3/31/18	3/31/19	3/31/20	3/31/21	3/31/22
Hamilton Lane Incorporated	$100.00	$204.54	$244.33	$316.12	$515.31	$457.03
S&P 500	100.00	113.98	124.79	116.07	181.45	209.8
Dow Jones US Asset Managers Index	100.00	124.76	104.59	89.3	155.53	169.55

Issuer Purchases of Equity Securities

The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2022	—	$—	—	$50,000,000
February 1-28, 2022	—	$—	—	$50,000,000
March 1-31, 2022	38,043	$75.78	—	$50,000,000
Total	38,043	$75.78	—	$50,000,000
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
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the accompanying consolidated financial statements and related notes. See “Index to Consolidated Financial Statements of Hamilton Lane Incorporated.”
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors”, the “Summary of Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2022, fiscal 2021 and fiscal 2020 are to our fiscal years ended March 31, 2022, 2021 and 2020, respectively.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $83 billion of our AUM as of March 31, 2022.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that invest primarily in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $24 billion of our AUM as of March 31, 2022.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $795 billion of AUA as of March 31, 2022.
•Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions in-kind from private equity funds.

•Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but also on a stand-alone, fee-for-service basis. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database for transparency and powerful analytics. Our data, tracking over 47,000 funds and $19 trillion in commitments, as of March 31, 2022, as well as our benchmarking and forecasting models are accessible through our proprietary technology solution, Cobalt LP, on a stand-alone, subscription basis.
Our client base primarily comprises institutional investors that range from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As we offer a highly customized, flexible service, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth and U.S. state pension funds. In addition, we believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and selected high-net-worth individuals.
Trends Affecting Our Business
Our results of operations are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States, Western Europe and Asia. As interest rates begin to rise in response to increasing inflationary pressures, along with increased public equity volatility leading to a wider range of equity returns, we see increasing investor demand for alternative investments to achieve higher and less correlated relative yields and returns on invested capital. As a result, some investors have increased their allocation to private markets relative to other asset classes. In addition, the opportunities in private markets have expanded as firms have created new vehicles and products in which to access private markets across different geographies and opportunity sets.
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

•Our ability to source investments with attractive risk-adjusted returns. An increasing part of our management fee and incentive fee revenue has been from our direct investment and secondary investment platforms. The continued growth of this revenue is dependent on our continued ability to source attractive investments and deploy the capital that we have raised or manage on behalf of our clients. Because we are selective in the opportunities in which we invest, the capital deployed can vary from year to year. Our ability to identify attractive investments and execute on those investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and expected duration of such investment opportunity. A significant decrease in the quality or quantity of potential opportunities could adversely affect our ability to source investments with attractive risk-adjusted returns.
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

Impact of COVID-19
In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a global pandemic, the effects of which continue to cause significant disruption and uncertainty in the global economic markets. We are closely monitoring developments related to the COVID-19 pandemic and assessing any negative impacts to our business. For a description of the impact that COVID-19 has had and may in the future have on our business, see “Risk Factors—Risks Related to Our Industry—The COVID-19 pandemic continues to cause disruptions in the U.S. and global economies and may adversely impact our financial condition and results of operations”. As of March 31, 2022, we have adequate liquidity with $72 million in available cash and $75 million in availability under our Loan Agreements. For more information on our Loan Agreements, see “—Liquidity and Capital Resources—Loan Agreements”.
Key Financial and Operating Measures
Our key financial measures are discussed below.
Revenues
We generate revenues primarily from management and advisory fees, and to a lesser extent, incentive fees. See “—Critical Accounting Estimates—Revenue Recognition of Incentive Fees” and Note 2 of the consolidated financial statements included in Part II, Item 8 of this Form 10-K for additional information regarding the manner in which management and advisory fees and incentive fees are generated.
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
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value in, our specialized funds. The management fee during the commitment period is often charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partner commits early in the offering period or if the limited partners are investors in our other funds.
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
For each of our secondary funds, direct investment funds, strategic opportunity funds and evergreen funds, we generally earn carried interest equal to a fixed percentage of net profits, usually 10.0% to 12.5%, subject to a compounded annual preferred return that is generally 6.0% to 8.0%. To the extent that our primary funds also directly make secondary investments and direct investments, they generally earn carried interest on a similar basis. Furthermore, certain of our primary funds earn carried interest on their investments in other private markets funds on a primary basis that is generally 5.0% of net profits, subject to the fund’s compounded annual preferred return.
We recognize carried interest when it is probable that a significant reversal will not occur. The primary contingency regarding incentive fees is the “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents. Incentive fees are typically only required to be returned on a net of tax basis due to a clawback. As such, the tax-related portion of incentive fees is typically not subject to clawback and is therefore recognized as revenue immediately upon receipt. In the event that a payment is made before it can be recognized as revenue, this amount would be included as deferred incentive fee revenue on our Consolidated Balance Sheet and recognized as income in accordance with our revenue recognition policy.
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
We have general partner commitments in our specialized funds and certain customized separate accounts that invest solely in primary funds, secondary funds and direct investments, as well as those that invest across investment types. Equity in income (loss) of investees will increase or decrease as the change in underlying fund investment valuations increases or decreases. Since our direct investment funds invest in underlying portfolio companies, their quarterly and annual valuation changes are more affected by individual company movements than our primary and secondary funds that have exposures across multiple portfolio companies in underlying private markets funds. Our specialized funds and customized separate accounts invest across industries, strategies and geographies, and therefore our general partner investments do not include any significant concentrations in a specific sector or area outside the United States.
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
Other income (expense) of consolidated Variable Interest Entities (“VIEs”) consists primarily of the share of earnings of investments of consolidated general partner entities, which are not wholly-owned by us, in our specialized funds and certain customized separate accounts in which they have a general partner commitment and changes in fair value of liabilities of our sponsored SPAC.
Income Tax Expense
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by HLA. Prior to our IPO, we operated as a partnership for U.S. federal income tax purposes and therefore were not subject to U.S. federal and state income taxes. HLA is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by HLA flows through to its limited partners, including us, and is generally not subject to U.S. federal or state income tax at the partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain of our subsidiaries are subject to local jurisdiction income taxes at the entity level. Accordingly, the tax liability with respect to income attributable to non-controlling interests in HLA is borne by the holders of such non-controlling interests.
Non-controlling interests
Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100%

owned by us. Non-controlling interests are presented as separate components in our consolidated statements of income to clearly distinguish between our interests and the economic interests of third parties and employees in those entities.
Fee-Earning AUM
Fee-earning AUM is a metric we use to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees that are generally derived from applying a certain percentage to the appropriate fee base. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and NAV of our customized separate accounts and specialized funds depending on the fee terms. Substantially all of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
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

Annual Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for fiscal 2022 compared to fiscal 2021. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for fiscal 2021 compared to fiscal 2020.

	Year Ended March 31,
(in thousands)	2022	2021	2020
Revenues
Management and advisory fees	$314,228	$289,444	$244,920
Incentive fees	48,133	31,134	21,437
Consolidated variable interest entities related:
Incentive fees	5,558	21,057	7,691
Total revenues	367,919	341,635	274,048
Expenses
Compensation and benefits	129,165	136,319	100,138
General, administrative and other	68,040	49,210	57,481
Consolidated variable interest entities related:
General, administrative and other	1,150	378	—
Total expenses	198,355	185,907	157,619
Other income (expense)
Equity in income of investees	78,813	32,389	20,731
Interest expense	(4,634)	(2,044)	(2,816)
Interest income	500	1,676	709
Non-operating income	64,469	5,894	6,172
Consolidated variable interest entities related:
Equity in loss of investees	483	(2,123)	(481)
Unrealized gains	4,485	2,141	—
Interest expense	(4)	(459)	—
Total other income (expense)	144,112	37,474	24,315
Income before income taxes	313,676	193,202	140,744
Income tax expense	66,423	24,417	13,968
Net income	247,253	168,785	126,776
Less: Income (loss) attributable to non-controlling interests in general partnerships	376	(250)	85
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	96,548	69,720	65,866
Less: Income attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	4,343	1,293	—
Net income attributable to Hamilton Lane Incorporated	$145,986	$98,022	$60,825

Revenues

	Year Ended March 31,
(in thousands)	2022	2021	2020
Management and advisory fees
Specialized funds	$150,079	$148,023	$111,803
Customized separate accounts	103,229	93,963	90,750
Advisory	24,972	26,439	24,160
Reporting and other	23,327	11,134	9,102
Distribution management	10,466	6,701	4,920
Fund reimbursement revenue	2,155	3,184	4,185
Total management and advisory fees	314,228	289,444	244,920
Incentive fees	53,691	52,191	29,128
Total revenues	$367,919	$341,635	$274,048
Year ended March 31, 2022 compared to year ended March 31, 2021
Total revenues increased $26.3 million, or 8%, to $367.9 million, for fiscal 2022 compared to fiscal 2021, due to an increase in management and advisory fees.
Management and advisory fees increased $24.8 million, or 9%, to $314.2 million for fiscal 2022 compared to fiscal 2021. Specialized funds revenue increased by $2.1 million compared to the prior year, due primarily to a $17.5 million increase in revenue from our evergreen funds and a $8.2 million increase in revenue from our latest direct equity fund, which added $1.5 billion and $1.1 billion, respectively, in fee-earning AUM year-over-year. These increases were partially offset by a $17.8 million decrease in revenue from our latest secondary fund, which reflects $18.2 million in retroactive fees earned in fiscal 2021. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $9.3 million in fiscal 2022 due to a $5.3 billion increase in fee-earning AUM from the addition of several new accounts and additional allocations from existing accounts during the fiscal year. Reporting and other fees increased $12.2 million in fiscal 2022 due to $8.7 million in revenue added from the acquisition of 361 Capital, LLC in the current year period. Distribution management revenue increased $3.8 million in fiscal 2022 due to increased distribution activity.
Incentive fees increased $1.5 million to $53.7 million for fiscal 2022 compared to fiscal 2021.
Expenses
Year ended March 31, 2022 compared to year ended March 31, 2021
Total expenses increased $12.4 million, or 7%, for fiscal 2022 compared to fiscal 2021 due to an increase in general, administrative and other expenses, partially offset by a decrease in compensation and benefits expenses.
Compensation and benefits expenses decreased $7.2 million, or 5%, to $129.2 million for fiscal 2022 compared to fiscal 2021, due primarily to a decrease in base compensation and benefits. Base compensation and benefits decreased $8.0 million, or 7%, for fiscal 2022 compared to fiscal 2021, due primarily to a decrease in our bonus plan accrual. Incentive compensation increased $0.5 million for fiscal 2022 compared to fiscal 2021 due to the increase in incentive fee revenue.
General, administrative and other expenses increased $19.6 million for fiscal 2022 compared to fiscal 2021. This change consisted primarily of a $4.5 million increase related to the 361 Capital, LLC funds, a $2.9 million increase in consulting and professional fees, a $3.0 million increase in rent expense, which included expenses for our new headquarters in the current year period, a $2.2 million increase in technology related expenses driven by the growth in our reporting and analytics offering and a $1.7 million increase in third-party commissions.
Other Income (Expense)
The following shows the equity in income (loss) of investees included in other income (expense):

	Year Ended March 31,
(in thousands)	2022	2021	2020
Equity in income of investees
Primary funds	$9,016	$2,443	$2,550
Direct investment funds	19,519	8,553	8,869
Secondary funds	15,725	6,226	2,514
Customized separate accounts	25,223	9,508	5,729
Other equity method investments	9,813	3,536	588
Total equity in income of investees	$79,296	$30,266	$20,250
Year ended March 31, 2022 compared to year ended March 31, 2021
Other income (expense) increased $106.6 million to $144.1 million for fiscal 2022 compared to fiscal 2021, due primarily to increases in equity in income of investees and other non-operating income.
Equity in income of investees increased $49.0 million to $79.3 million for fiscal 2022 compared to fiscal 2021. This increase was due primarily to a $15.7 million increase in gains across our customized separate accounts, a $11.0 million increase in gains in our direct investment funds, and a $9.5 million increase in gains in our secondary fund product.
Non-operating income increased $60.9 million for fiscal 2022 compared to fiscal 2021, due primarily to $55.1 million in gains on two technology investments and a $4.3 million gain on the early extinguishment of a portion of the tax receivable liability due to termination payments to certain recipients.
Other income of consolidated VIEs increased $5.4 million for fiscal 2022 compared to fiscal 2021, due to increases in equity in income (loss) of investees discussed above and a change in fair value of the warrants of our sponsored SPAC.
Income Tax Expense
Income tax expense reflects U.S. federal and applicable state income taxes with respect to our allocable share of any taxable income of HLA subsequent to the Reorganization.
Our effective income tax rate in fiscal 2022 and 2021 was 21.2% and 12.6%, respectively. The fiscal 2022 effective income tax rate was different from the statutory tax rate due to the portion of income allocated to the non-controlling interest and change in the valuation allowance. The effective income tax rate for fiscal

2022 was higher than fiscal 2021 primarily due to less income allocated to the non-controlling interest in fiscal 2022 and an increase in the valuation allowance for deferred tax assets not expected to be realized.
Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM:

	Year Ended March 31,			Year Ended March 31,
	2022			2021
	(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$25,664	$16,341	$42,005	$24,545	$14,118	$38,663
Contributions (1)	8,994	4,228	13,222	5,761	3,436	9,197
Distributions (2)	(4,194)	(2,584)	(6,778)	(4,904)	(1,306)	(6,210)
Foreign exchange, market value and other (3)	474	208	682	262	93	355
Balance, end of period	$30,938	$18,193	$49,131	$25,664	$16,341	$42,005

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
Year ended March 31, 2022 compared to year ended March 31, 2021
Fee-earning AUM increased $7.1 billion, or 17%, to $49.1 billion for fiscal 2022, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $5.3 billion, or 21%, to $30.9 billion for fiscal 2022. Customized separate accounts contributions were $9.0 billion for fiscal 2022 due to new allocations from existing clients and new clients. Distributions were $4.2 billion for fiscal 2022 due to $1.6 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $1.5 billion from accounts moving from a committed to net invested capital fee base, and $1.1 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $1.9 billion, or 11%, to $18.2 billion for fiscal 2022. Specialized fund contributions were $4.2 billion for fiscal 2022, due primarily to $1.3 billion from our evergreen funds and $1.1 billion from our latest direct equity fund. Distributions were $2.6 billion for fiscal 2022, due to $1.4 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base, $0.7 billion from funds reaching the end of their fund term, and $0.5 billion from accounts moving from a committed to net invested capital fee base.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for fiscal 2022, 2021, and 2020:

	Year Ended March 31,
	2022	2021	2020

Net income attributable to Hamilton Lane Incorporated	$145,986	$98,022	$60,825
Income (loss) attributable to non-controlling interests in general partnerships	376	(250)	85
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	96,548	69,720	65,866
Income attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	4,343	1,293	—
Incentive fees (1)	(53,691)	(52,191)	(29,128)
Incentive fee related compensation (2)	25,395	24,438	13,677
SPAC related compensation	—	1,686	—
SPAC related general, administrative and other expenses	1,176	378	—
Non-operating income related compensation	1,810	—	—
Interest income	(500)	(1,676)	(709)
Interest expense	4,638	2,503	2,816
Income tax expense	66,423	24,417	13,968
Equity in income of investees	(79,296)	(30,266)	(20,250)
Non-operating income	(68,954)	(8,035)	(6,172)
Fee Related Earnings	$144,254	$130,039	$100,978
Depreciation and amortization	5,495	4,134	3,291
Equity-based compensation	7,404	7,079	7,183
Incentive fees (1)	53,691	52,191	29,128
Incentive fees attributable to non-controlling interests (1)	(228)	(756)	(320)
Incentive fee related compensation (2)	(25,395)	(24,438)	(13,677)
SPAC related compensation	—	(1,686)	—
Non-operating income related compensation	(1,810)	—	—
Interest income	500	1,676	709
Adjusted EBITDA	$183,911	$168,239	$127,292
(1)    Incentive fees for the years ended March 31, 2022, 2021, and 2020 included $0.2 million, $0.8 million and $0.3 million, respectively, of non-cash carried interest attributable to non-controlling interests.
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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2022, 2021, and 2020:

	Year Ended March 31,
	2022	2021	2020

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$145,986	$98,022	$60,825
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	96,548	69,720	65,866
Income tax expense	66,423	24,417	13,968
Adjusted pre-tax net income	$308,957	$192,159	$140,659
Adjusted income taxes (1)	(73,532)	(45,734)	(33,336)
Adjusted net income	$235,425	$146,425	$107,323

Weighted-average shares of Class A common stock outstanding - diluted	53,674,293	33,362,365	28,438,772
Exchange of Class B and Class C units in HLA (2)	—	20,240,035	25,067,540
Adjusted shares outstanding	53,674,293	53,602,400	53,506,312

Non-GAAP earnings per share	$4.39	$2.73	$2.01

(1)     For the years ended March 31, 2022 and March 31, 2021, represents corporate income taxes at our estimated statutory tax rate of 23.8% applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%. For the year ended March 31, 2020, represents corporate income taxes at our estimated statutory tax rate of 23.7% applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%.
(2)    Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement. For the year ended March 31, 2022, the full exchange of Class B and Class C units is already included within the GAAP Weighted-average shares of Class A common stock outstanding - diluted.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through December 31, 2021 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
When considering the data presented below, note that the historical results of our specialized funds are not indicative of the future results you should expect from such investments, from any future investment funds we may raise or from an investment in our Class A common stock, in part because:
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
•our newly-established funds may generate lower returns during the period that they initially deploy their capital;
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
Specialized Fund Performance
We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. Below is performance information across our various specialized funds. Substantially all of these funds are globally focused, and they are grouped by the investment strategy utilized.

Gross Returns — Realized

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. S&P 500 PME	Realized Gross Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	5.4%	378 bps	322 bps
PEF IV	2000	250	238	1.7	16.2%	1,302 bps	1,170 bps
PEF V	2003	135	133	1.7	14.2%	841 bps	950 bps
PEF VI	2007	494	499	1.7	12.2%	110 bps	444 bps
PEF VII	2010	262	245	1.7	15.5%	86 bps	489 bps
PEF VIII	2012	427	202	1.8	17.1%	196 bps	552 bps
PEF IX	2015	517	219	2.2	27.1%	1,017 bps	1,359 bps
PEF X	2018	278	N/A	N/A	N/A	N/A	N/A
Secondaries
Pre-Fund	—	—	362	1.5	17.1%	1,330 bps	1,172 bps
Secondary Fund I	2005	360	353	1.2	5.2%	113 bps	341 bps
Secondary Fund II	2008	591	596	1.5	19.9%	459 bps	875 bps
Secondary Fund III	2012	909	805	1.5	15.2%	108 bps	499 bps
Secondary Fund IV	2016	1,916	275	2.1	36.0%	1,960 bps	2,279 bps
Secondary Fund V	2019	3,929	20	2.2	134.5%	10,494 bps	10,799 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	21.3%	1,655 bps	1,600 bps
Co-Investment Fund	2005	604	561	1.0	0.2%	(554) bps	(304) bps
Co-Investment Fund II	2008	1,195	884	2.4	21.0%	869 bps	1,248 bps
Co-Investment Fund III	2014	1,243	640	3.0	34.2%	1,846 bps	2,192 bps
Co-Investment Fund IV	2018	1,698	271	4.4	73.6%	5,306 bps	5,682 bps
Equity Opportunities Fund V	2021	1,229	N/A	N/A	N/A	N/A	N/A

Fund	Vintage year	Fund size ($M)	Realized Capital invested ($M)	Realized Gross multiple	Realized Gross IRR (%)	Realized Gross Spread vs. CS HY II PME	Realized Gross Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	62	1.3	14.5%	612 bps	911 bps
Strat Opps 2016	2016	214	155	1.3	17.7%	1,082 bps	1,276 bps
Strat Opps 2017	2017	435	322	1.3	15.6%	1,100 bps	1,163 bps
Strat Opps 2018	2018	889	434	1.2	13.8%	940 bps	1,179 bps
Strat Opps 2019	2019	762	270	1.2	19.4%	1,335 bps	1,482 bps
Strat Opps 2020	2021	898	20	1.0	11.6%	276 bps	716 bps

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	514	1.7	1.6	11.8%	9.0%	63 bps	(181) bps	397 bps	147 bps
PEF VII	2010	262	287	1.6	1.7	13.5%	9.6%	(123) bps	(502) bps	277 bps	(106) bps
PEF VIII	2012	427	418	1.5	1.5	11.2%	8.7%	(418) bps	(696) bps	(63) bps	(335) bps
PEF IX	2015	517	487	2.0	1.9	23.4%	21.7%	565 bps	358 bps	921 bps	717 bps
PEF X	2018	278	190	1.5	1.4	29.0%	24.4%	455 bps	(165) bps	901 bps	275 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63) bps	341 bps	157 bps
Secondary Fund II	2008	591	596	1.5	1.4	19.9%	13.5%	459 bps	(191) bps	875 bps	214 bps
Secondary Fund III	2012	909	836	1.5	1.4	14.4%	12.2%	26 bps	(224) bps	415 bps	171 bps
Secondary Fund IV	2016	1,916	2,033	1.7	1.7	23.6%	25.0%	409 bps	531 bps	792 bps	910 bps
Secondary Fund V	2019	3,929	2,721	1.5	1.5	60.3%	73.7%	3,263 bps	4,364 bps	3,857 bps	5,007 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(570) bps	(747) bps	(319) bps	(502) bps
Co-Investment Fund II	2008	1,195	1,157	2.0	1.7	17.8%	14.1%	528 bps	141 bps	909 bps	517 bps
Co-Investment Fund III	2014	1,243	1,262	2.1	1.9	20.8%	17.6%	490 bps	169 bps	843 bps	518 bps
Co-Investment Fund IV	2018	1,698	1,459	2.1	1.9	37.6%	36.8%	1,455 bps	1,252 bps	1,847 bps	1,649 bps
Equity Opportunities Fund V	2021	1,229	660	1.1	1.1	17.4%	23.4%	(140) bps	707 bps	518 bps	1,447 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.8%	552 bps	221 bps	863 bps	527 bps
Strat Opps 2016	2016	214	216	1.3	1.2	11.9%	9.4%	521 bps	282 bps	704 bps	465 bps
Strat Opps 2017	2017	435	448	1.3	1.2	13.0%	10.4%	783 bps	513 bps	889 bps	633 bps
Strat Opps 2018	2018	889	851	1.2	1.2	11.5%	9.4%	598 bps	348 bps	815 bps	565 bps
Strat Opps 2019	2019	762	694	1.2	1.1	15.1%	12.1%	812 bps	365 bps	956 bps	500 bps
Strat Opps 2020	2021	898	614	1.0	1.0	9.2%	7.8%	411 bps	249 bps	502 bps	352 bps
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

Our IRR represents the pooled IRR for all discretionary investments for the period from inception to December 31, 2021. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
The “Realized IRR” represents the pooled IRR for those discretionary investments that we consider realized for purposes of our track record, which are investments where the underlying investment fund has been fully liquidated, has generated a distributions to paid-in capital ratio (“DPI”) greater than or equal to 1.0 or is older than six years and has a residual value to paid-in capital ratio (“RVPI”) less than or equal to 0.2. Hamilton Lane Secondary Realized includes investments that have been fully liquidated, have a DPI greater than or equal to 1.0 or a RVPI less than or equal to 0.2. Hamilton Lane Realized Direct/Co-Investment and Hamilton Lane Realized Strategic Opportunities include investments that have been fully liquidated or have a DPI greater than or equal to 1.0. “Unrealized” includes all investments that do not meet the aforementioned criteria. DPI represents total distributions divided by total invested capital. RVPI represents the remaining market value divided by total invested capital. “Capital Invested” refers to the total amount of all investments made by a fund, including commitment-reducing and non-commitment-reducing capital calls. “Multiple” represents total distributions from underlying investments to the fund plus the fund’s market value divided by total contributed capital. “Gross Multiple” is presented net of management fees, carried interest and expenses charged by the fund managers of the underlying investments.
Specialized fund and pre-fund performance does not include ten funds-of-funds that have investor-specific investment guidelines.
Many of our specialized funds utilize revolving credit facilities, which provide capital that is available to fund investments or pay partnership expenses and management fees. Borrowings may be paid down from time to time with investor capital contributions or distributions from investments. The use of a credit facility affects the fund’s return and magnifies the performance on the upside or on the downside.

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of March 31, 2022 and March 31, 2021, our cash and cash equivalents were $72.1 million and $87.0 million, respectively.
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
Finally, we have used available cash and borrowings from our Loan Agreements to make strategic investments in companies that seek to offer technology-driven private markets data and wealth management solutions.
Loan Agreements
We maintain the Term Loan Agreement, the Revolving Loan Agreement and the Multi-Draw Term Loan Agreement with First Republic. The Term Loan Agreement has a maturity date of July 1, 2027 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of March 31, 2021, we had an outstanding balance of $72 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, as well as additional committed term advances not to exceed $25 million in the aggregate through March 24, 2023.
The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $25 million and has a maturity date of March 24, 2023. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of March 31, 2022, we had no outstanding balance under the Revolving Loan Agreement.
The Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. Advances could be drawn through March 31, 2022 and the interest rate is a fixed per annum rate of 3.50%. As of March 31, 2022, we had an outstanding balance of $100 million under the Multi-Draw Term Loan Agreement.
The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of March 31, 2022 and 2021, the principal amount of debt outstanding equaled $171.8 million and $163.6 million, respectively.
Cash Flows

	Year Ended March 31,
	2022	2021	2020
	(in thousands)
Net cash provided by operating activities	$169,523	$188,158	$116,373
Net cash used in investing activities	(70,487)	(421,781)	(49,900)
Net cash (used in) provided by financing activities	(113,216)	270,660	(64,709)
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the years ended March 31, 2022 and 2021, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our investments. For the years ended March 31, 2022 and 2021, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, purchase of other investments and net contributions to our funds. Additionally, during the year ended March 31, 2022, we received a distribution from one of our investments valued under the measurement alternative and proceeds from the sale of one of our investments valued under the measurement alternative, which was partially offset by the cash paid to acquire 361 Capital, LLC.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the years ended March 31, 2022 and 2021, our net cash used in financing activities was driven primarily by dividends paid to stockholders, payments under the tax receivable agreement and distributions to HLA members. Additionally, during the year ended March 31, 2022, we repaid the outstanding balance on our Revolving Loan Agreement and borrowed an additional amount under our Multi-Draw Term Loan.
Future Sources and Uses of Liquidity
We generate significant cash flows from operating activities. We believe that we will be able to continue to meet our short-term and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents and our ability to obtain future external financing.

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
We currently sponsor a SPAC and may sponsor additional SPACs in the future, depending on market and other conditions, which will require an initial investment of capital from us that we may be unable to recover if a suitable target company for the SPAC is not identified within the prescribed timeframe.
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
We expect that our primary short-term and long-term liquidity needs will comprise cash to: (1) provide capital to facilitate the growth of our business; (2) fund commitments to our investments; (3) pay operating expenses, including cash compensation to our employees; (4) make payments and/or exercise early termination buyout rights under the tax receivable agreement; (5) fund capital expenditures and make strategic investments; (6) pay interest and principal due on our outstanding debt; (7) pay income taxes; (8) make dividend payments to our stockholders and distributions to holders of HLA units in accordance with our distribution policy; (9) settle exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement from time to time; (10) fund SPACs sponsored by us; and (11) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2022, we were required to maintain approximately $4.0 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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

These increases in tax basis are expected to increase our depreciation and amortization deductions and create other tax benefits and therefore may reduce the amount of tax that we would otherwise be required to pay in the future. The tax receivable agreement will require us to pay 85% of the amount of these and certain other tax benefits, if any, that we realize (or are deemed to realize in the case of an early termination payment, a change in control or a material breach by us of our obligations under the tax receivable agreement) to the pre-IPO members of HLA.
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2022, aggregated by type:

	Contractual Obligations, Commitments and Contingencies
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$106,153	$7,951	$14,676	$13,253	$70,273
Debt obligations payable (1)	171,754	1,828	11,425	60,031	98,470
Interest on debt obligations payable (2)	28,142	4,314	8,467	7,787	7,574
Capital commitments to our investments (3)	186,164	186,164	—	—	—
Total	$492,213	$200,257	$34,568	$81,071	$176,317

(1)    Represents scheduled debt obligation payments under our Loan Agreements.

(2)     Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 2.25% on our Term Loan Agreement and the fixed interest rate of 3.50% on our Multi-Draw Term Loan Agreement in effect as of March 31, 2022.

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

Critical Accounting Estimates
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates or judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our combined and consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting estimates could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See Note 2, “Summary of Significant Accounting Policies,” to our consolidated financial statements included in Part II, Item 8 of this Form 10-K for a summary of our significant accounting policies.
Principles of Consolidation
We consolidate all entities that we control through a controlling financial interest or as the primary beneficiary of variable interest entities (“VIEs”).
We perform an analysis to determine whether consolidation is required by determining (1) whether we have a variable interest in each entity, (2) whether that entity is a VIE and (3) whether we are the primary beneficiary of this entity and consolidation is required.
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
Changes to our judgments could result in a change in our consolidation conclusion for an entity.
Revenue Recognition of Incentive Fees
Incentive fees include both carried interest earned from certain specialized funds and performance fees received from certain customized separate accounts. We recognized $53.7 million of incentive fees in fiscal 2022 and have $1.2 billion of unrecognized carried interest as of March 31, 2022.

Contracts with specialized funds and certain customized separate accounts provide incentive fees, which generally range from 5.0% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets on either an annual or inception to date basis and are generally payable after all contributed capital and the preferred return on that capital has been distributed to investors. Incentive fees are recognized when it is probable that a significant reversal will not occur. The primary contingency regarding incentive fees is the “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents. Incentive fees are typically only required to be returned on a net of tax basis due to a clawback. As such, the tax-related portion of incentive fees is typically not subject to clawback and is therefore recognized as revenue immediately upon receipt.
Investment returns are highly susceptible to market factors and judgments and actions of third parties that are outside of our control. We estimate the amount and probability of additional future capital contributions, both unfunded commitments or follow-on investment opportunities in underlying portfolio investments, to specialized funds and customized separate accounts, which could impact the probability of a significant reversal occurring. Incentive fee revenue can vary significantly year over year based upon the judgments, market factors, and actions of third parties as discussed above.
Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. As of March 31, 2022, we had gross deferred tax assets of $312.6 million primarily due to our acquisitions of HLA units. Realization of the deferred tax assets is primarily dependent upon (1) historic earnings, (2) forecasted taxable income, (3) future tax deductions of tax basis step-ups related to our IPO and subsequent unit exchanges, (4) future tax deductions related to payments under the tax receivable agreement, and (5) our share of HLA’s temporary differences that result in future tax deductions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. As of March 31, 2022, we had a valuation allowance of $67.6 million. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates, would have the effect of significantly reducing the value of the deferred tax assets.

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

Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new legislation is passed or new information becomes available.
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

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of March 31, 2022, the tax receivable agreement resulted in a liability of $180.5 million. Significant changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
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
Interest Rate Risk
 As of March 31, 2022, we had $171.8 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of March 31, 2022. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 2.25% as of March 31, 2022.
Based on the floating rate component of our Loan Agreements payable as of March 31, 2022, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $0.5 million over the next 12 months.
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
There have been no material changes in our market risk exposures since March 31, 2021.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Hamilton Lane Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the Company) as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 26, 2022 expressed an unqualified opinion thereon.
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

Recognition of Incentive Fee Revenue
Description of the Matter	For the year ended March 31, 2022, the Company recognized $53.7 million of incentive fee revenue. As explained in Note 2 to the consolidated financial statements, the Company considers incentive fees from specialized funds and customized separate accounts to be variable consideration which is constrained and recognized when it is probable that a significant reversal in the cumulative amount of incentive fee revenue will not occur. In evaluating incentive fees that are subject to contingencies as prescribed by the applicable fund or separate account documents, the Company estimates the amount and probability of additional future capital contributions that will be made from investors in specialized funds and customized separate accounts related to unfunded commitments or follow-on investment opportunities in investees. These estimates could impact the probability of a significant reversal in the cumulative amount of incentive fee revenue occurring.

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

Recognition of Net Deferred Tax Asset from Equity Offering and Unit Exchange
Description of the Matter	As further discussed in Note 12 to the consolidated financial statements, in connection with the Company’s equity offering and unit exchanges during the current year (the “Transactions”), the Company recorded a net deferred tax asset of $17.0 million. As further discussed in Note 2 to the consolidated financial statements, the resulting basis differences arising from the Transactions represent a temporary difference for which the Company records a deferred tax asset if it is more likely than not the deferred tax asset will be realized. Realization of this deferred tax asset is dependent upon, among other things, the future tax deductions of tax basis step-ups related to the Transactions.

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

To test the recognition of the net deferred tax asset resulting from the Transactions, we involved tax subject matter professionals and performed procedures that included, among others, evaluating the technical merit of the Company’s determination of the tax basis step-ups and the related future tax deductions based on relevant tax law and regulations. We also used available tax-related information to evaluate the historical basis differences the Company used in its determination.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.
Philadelphia, Pennsylvania
May 26, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Lane Incorporated’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Lane Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and our report dated May 26, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 26, 2022

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2022	2021
Assets
Cash and cash equivalents	$72,138	$87,025
Restricted cash	4,023	3,041
Fees receivable	51,869	29,202
Prepaid expenses	6,858	6,143
Due from related parties	1,872	2,495
Furniture, fixtures and equipment, net	28,842	23,308
Lease right-of-use assets, net	65,636	64,384
Investments	503,789	368,836
Deferred income taxes	245,046	251,949
Other assets	28,162	17,821
Assets of consolidated variable interest entities:
Cash and cash equivalents	36	311
Investments held in trust	276,016	276,003
Investments	10,036	4,787
Other assets	623	1,214
Total assets	$1,294,946	$1,136,519

Liabilities, redeemable non-controlling interests and equity
Accounts payable	2,827	2,173
Accrued compensation and benefits	20,117	29,415
Accrued members’ distributions	27,119	16,877
Accrued dividend	12,947	11,201
Debt	171,326	163,175
Payable to related parties pursuant to tax receivable agreement	180,536	194,764
Lease liabilities	82,244	75,281
Other liabilities (includes $13,818 and $17,381 at fair value)	47,669	36,122
Liabilities of consolidated variable interest entities:
Other liabilities	12,675	17,310
Total liabilities	557,460	546,318

Commitments and Contingencies (Note 16)

Redeemable non-controlling interests	276,000	276,000

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 37,280,697 and 36,290,183 issued and outstanding as of March 31, 2022 and 2021, respectively	37	36
Class B common stock, $0.001 par value, 50,000,000 authorized; 16,033,359 and 16,739,846 issued and outstanding as of March 31, 2022 and 2021, respectively	16	17
Additional paid-in-capital	161,676	150,564
Retained earnings	185,149	87,512
Total Hamilton Lane Incorporated stockholders’ equity	346,878	238,129
Non-controlling interests in general partnerships	3,423	2,211
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	111,185	73,861
Total equity	461,486	314,201

Total liabilities, redeemable non-controlling interests and equity	$1,294,946	$1,136,519

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2022	2021	2020
Revenues
Management and advisory fees	$314,228	$289,444	$244,920
Incentive fees	48,133	31,134	21,437
Consolidated variable interest entities related:
Incentive fees	5,558	21,057	7,691
Total revenues	367,919	341,635	274,048
Expenses
Compensation and benefits	129,165	136,319	100,138
General, administrative and other	68,040	49,210	57,481
Consolidated variable interest entities related:
General, administrative and other	1,150	378	—
Total expenses	198,355	185,907	157,619
Other income (expense)
Equity in income of investees	78,813	32,389	20,731
Interest expense	(4,634)	(2,044)	(2,816)
Interest income	500	1,676	709
Non-operating income	64,469	5,894	6,172
Consolidated variable interest entities related:
Equity in income (loss) of investees	483	(2,123)	(481)
Unrealized gains	4,485	2,141	—
Interest expense	(4)	(459)	—
Total other income (expense)	144,112	37,474	24,315
Income before income taxes	313,676	193,202	140,744
Income tax expense	66,423	24,417	13,968
Net income	247,253	168,785	126,776
Less: Income (loss) attributable to non-controlling interests in general partnerships	376	(250)	85
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	96,548	69,720	65,866
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	4,343	1,293	—
Net income attributable to Hamilton Lane Incorporated	$145,986	$98,022	$60,825

Basic earnings per share of Class A common stock	$4.02	$2.82	$2.17
Diluted earnings per share of Class A common stock	$3.98	$2.81	$2.15
Dividends declared per share of Class A common stock	$1.40	$1.25	$1.10

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended March 31,
	2022	2021	2020
Net income	$247,253	$168,785	$126,776
Other comprehensive income (loss), net of tax:
Foreign currency translation	—	130	(159)
Total other comprehensive income (loss), net of tax	—	130	(159)
Comprehensive income	$247,253	$168,915	$126,617
Less:
Comprehensive income (loss) attributable to non-controlling interests in general partnerships	376	(250)	85
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	96,548	69,772	65,792
Comprehensive income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	4,343	1,293	—
Total comprehensive income attributable to Hamilton Lane Incorporated	$145,986	$98,100	$60,740

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in general partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity
Balance at March 31, 2019	$27	$24	$92,482	$17,686	$7	$5,716	$53,780	$169,722
Net income	—	—	—	60,825	—	85	65,866	126,776
Other comprehensive income	—	—		—	(85)	—	(74)	(159)
Equity-based compensation	—	—	3,830	—	—	—	3,405	7,235
Issuance of shares for contingent compensation payout	—	—	214	—	—	—	211	425
Purchase and retirement of Class A stock for tax withholding	—	—	(3,227)	—	—	—	(2,654)	(5,881)
Deferred tax adjustment	—	—	6,526	—	—	—	—	6,526
Dividends declared	—	—	—	(31,421)	—	—	—	(31,421)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(948)	—	(948)
Member distributions	—	—	—	—	—	—	(36,116)	(36,116)
Offerings adjustment	3	(2)	6,367	—	—	—	(6,370)	(2)
Employee Share Purchase Plan share issuance	—	—	659	—	—	—	585	1,244
Vesting of restricted stock	—	—	333	—	—	—	(333)	—
Equity reallocation between controlling and non-controlling interests	—	—	543	—	—	—	(543)	—
Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$4,853	$77,757	$237,401
Net income	—	—	—	98,022	—	(250)	69,720	167,492
Other comprehensive loss	—	—	—	—	78	—	52	130
Equity-based compensation	—	—	4,415	—	—	—	2,695	7,110
Purchase and retirement of Class A stock for tax withholding	—	—	(3,935)	—	—	—	(2,084)	(6,019)
Deferred tax adjustment	—	—	19,252	—	—	—	—	19,252
Dividends declared	—	—	—	(42,850)	—	—	—	(42,850)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	(2,392)	—	(2,392)
Member distributions	—	—	—	—	—	—	(45,416)	(45,416)
Offering adjustment	6	(5)	21,684	—	—	—	(21,690)	(5)
Employee Share Purchase Plan share issuance	—	—	900	—	—	—	547	1,447
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	(14,750)	—	—	(7,199)	(21,949)
Equity reallocation between controlling and non-controlling interests	—	—	521	—	—	—	(521)	—
Balance at March 31, 2021	$36	$17	$150,564	$87,512	$—	$2,211	$73,861	$314,201
Net income	—	—	—	145,986	—	376	96,548	242,910
Other comprehensive income	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	5,040	—	—	—	2,364	7,404
Purchase and retirement of Class A stock for tax withholding	—	—	(2,204)	—	—	—	(1,281)	(3,485)
Deferred tax adjustment	—	—	2,747	—	—	—	—	2,747
Dividends declared	—	—	—	(51,376)	—	—	—	(51,376)
Capital contributions from (distributions to) non-controlling interests, net	—	—		—	—	836	—	836
Member distributions	—	—	—	—	—	—	(57,953)	(57,953)
Offerings adjustment	1	(1)	4,097	—	—	—	(4,098)	(1)
Employee Share Purchase Plan share issuance	—	—	1,265	—	—	—	595	1,860
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	3,027	—	—	1,316	4,343
Equity reallocation between controlling and non-controlling interests	—	—	167	—	—	—	(167)	—
Balance at March 31, 2022	$37	$16	$161,676	$185,149	$—	$3,423	$111,185	$461,486
See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2022	2021	2020
Operating activities:
Net income	$247,253	$168,785	$126,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,495	4,134	3,291
Change in deferred income taxes	23,944	7,027	7,929
Change in payable to related parties pursuant to tax receivable agreement	(5,332)	897	(346)
Equity-based compensation	7,404	7,079	7,183
Equity in income of investees	(78,813)	(32,389)	(20,731)
Gain on sale of investments valued under the measurement alternative	(11,936)	—	(4,973)
Fair value adjustment to investments valued under the measurement alternative	(47,487)	(6,229)	(1,507)
Proceeds received from partnerships	46,817	784	12,761
Non-cash lease expense	9,890	7,376	4,643
Other	(815)	1,571	789
Changes in operating assets and liabilities:
Fees receivable	(22,667)	1,182	(10,003)
Prepaid expenses	(683)	845	(2,272)
Due from related parties	623	110	23
Other assets	20	(549)	(1,572)
Accounts payable	654	205	(654)
Accrued compensation and benefits	(9,298)	18,611	(987)
Lease liability	(3,330)	3,105	(5,014)
Other liabilities	12,311	10,003	556
Consolidated variable interest entities related:
Unrealized gain on warrants measured at fair value	(4,485)	(2,141)	—
Equity in (income) loss of investees	(483)	2,123	481
Change in deferred incentive fee revenue	—	(3,704)	—
Other assets and liabilities	441	(667)	—
Net cash provided by operating activities	$169,523	$188,158	$116,373
Investing activities:
Purchase of furniture, fixtures and equipment	$(8,526)	$(18,637)	$(1,978)
Purchase of investments valued under the measurement alternative	(18,997)	(90,500)	(3,967)
Distributions received from investments valued under the measurement alternative	12,739	3,072	—
Proceeds from sales of investments valued under the measurement alternative	12,623	—	6,419
Acquisition of business	(10,096)	—	—
Purchase of intangible assets	—	(1,000)	(4,172)
Loan to investee	—	—	(157)
Distributions received from partnerships	15,010	31,195	7,687
Contributions to investments	(73,240)	(69,911)	(53,732)
Consolidated variable interest entities related:
Purchase of investments held in trust	—	(276,000)	—
Net cash used in investing activities	$(70,487)	$(421,781)	$(49,900)

	Year Ended March 31,
	2022	2021	2020
Financing activities:
Proceeds from offering	$73,833	$473,339	$147,122
Purchase of membership interests	(73,833)	(473,339)	(147,122)
Repayments of long term debt	(1,840)	(1,406)	(71,250)
Borrowings of debt, net of deferred financing costs	25,000	75,000	74,765
Drawdown of revolver	—	15,000	15,000
Repayment of revolver	(15,000)	—	(15,000)
Secured financing	—	—	15,750
Repurchase of Class B common stock	(1)	(5)	(2)
Repurchase of Class A common stock for employee tax withholding	(3,485)	(6,019)	(5,881)
Proceeds received from issuance of shares under employee stock plans	1,860	1,447	1,244
Payments to related parties pursuant to the tax receivable agreement	(23,170)	(6,894)	(1,952)
Dividends paid	(49,630)	(39,676)	(29,067)
Members’ distributions paid	(47,711)	(34,368)	(47,368)
Other	(75)	—	—
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	1,424	252	45
Distributions to non-controlling interest in general partnerships	(588)	(2,644)	(993)
Proceeds from issuance of Class A units of Hamilton Lane Alliance Holdings I, Inc.	—	276,000	—
Offering costs paid for issuance of Class A units of Hamilton Lane Alliance Holdings I, Inc.	—	(6,027)	—
Net cash (used in) provided by financing activities	$(113,216)	$270,660	$(64,709)
Effect of exchange rate changes on cash and cash equivalents	$—	$130	$(144)
(Decrease) increase in cash, cash equivalents, and restricted cash	(14,180)	37,167	1,620
Cash, cash equivalents and restricted cash at beginning of year	90,377	53,210	51,590
Cash, cash equivalents and restricted cash at end of year	$76,197	$90,377	$53,210

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$72,138	$87,025	$50,124
Restricted cash	4,023	3,041	3,086
Cash and cash equivalents held at consolidated variable interest entities	36	311	—
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$76,197	$90,377	$53,210

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of March 31, 2022 and 2021, HLI held approximately 68.9% and 67.2%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services, primarily to institutional investors, to design, build and manage private markets portfolios. HLA generates revenues primarily from management fees, by managing assets on behalf of customized separate accounts, specialized fund products and distribution management accounts, and advisory fees, by providing asset supervisory and reporting services. HLA sponsors the formation, and serves as the general partner or managing member, of various limited liability partnerships consisting of specialized funds and certain single client separate account entities (“Partnerships”) that acquire interests in third-party managed investment funds that make private equity and equity-related investments. The Partnerships may also make direct investments, including investments in debt, equity, and other equity-based instruments. The Company, which includes certain subsidiaries that serve as the general partner or managing member of the Partnerships, may invest its own capital in the Partnerships and generally makes all investment and operating decisions for the Partnerships. HLA operates several wholly owned entities through which it conducts its foreign operations.

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

COVID-19

The COVID-19 pandemic continues to impact global economic markets. Given the amount of uncertainty regarding the scope and duration of the COVID-19 pandemic, it is not possible to predict the precise impact it will have on the Company’s financial statements. In addition, certain impacts may not be reported in the current quarter due to the Company’s investments in partnerships and unrealized carried interest amounts, which are reported on a three month lag, as discussed below in “Accounting for Differing Fiscal Periods”.

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

See Note 6 for additional disclosure on VIEs.

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

Foreign Currency

The Company and substantially all of its foreign subsidiaries utilize the U.S. dollar as their functional currency. The assets and liabilities of the Company’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated at the weighted average exchange rate for each reporting period. Translation adjustments are included in other comprehensive income (loss) within the consolidated financial statements until realized. Foreign currency transaction gains (losses) are included in general, administrative and other expenses in the Consolidated Statements of Income and were $281, $78, and $(103) for the years ended March 31, 2022, 2021 and 2020, respectively.

Cash, Cash Equivalents and Restricted Cash

Cash deposits in interest-bearing money market accounts and highly liquid investments, with an original maturity of three months or less, are classified as cash equivalents. Interest earned on cash and cash equivalents is recorded as interest income in the Consolidated Statements of Income.

Restricted cash at March 31, 2022 and 2021 was primarily cash held by the Company’s foreign subsidiaries to meet applicable government regulatory capital requirements.

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

Fees Receivable

Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been established as of March 31, 2022 or 2021.

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

Leases

The Company determines whether an arrangement contains a lease at inception. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines whether it should be classified as an operating or finance lease. The Company accounts for lease components and non-lease components as a single lease component. Lease right of use (“ROU”) assets and lease liabilities are recognized at the commencement date of the lease and measured based on the present value of lease payments over the lease term. Lease ROU assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. Generally, the Company’s leases do not provide an implicit rate and as a result, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Some leases have the option to extend for an additional term or terminate early. Where it is reasonably certain that the Company will exercise the option, the option has been included in the lease term and reflected in the ROU asset and liability. The Company does not recognize a lease ROU asset or lease liability for short-term leases, which have lease terms of 12 months or less. Lease expense for lease payments on operating leases is recognized on a straight-line basis over the lease term.

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

The carrying value of the intangible assets was $12,567 and $7,925, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2022 and 2021, respectively. The accumulated amortization of intangibles was $5,668 and $3,165 as of March 31, 2022 and 2021, respectively. Amortization of intangible assets was $2,503, $1,403, and $607 for each of the years in the three-year period ended March 31, 2022, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income. The estimated amortization expense for each of the next five fiscal years is $2,499, $2,458, $2,458, $2,222, and $1,911, respectively.

Goodwill of $9,566 and $3,943 as of March 31, 2022 and 2021, respectively, is included in other assets in the Consolidated Balance Sheets and was recorded in conjunction with previous acquisitions. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. The Company performed the annual impairment assessment as of December 31, 2021 noting that no goodwill impairment existed.

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

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represent the Class A shares issued by HLAH that are redeemable for cash by the public stockholders in the event of HLAH’s failure to complete a business combination or tender offer. The redeemable non-controlling interests are initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount was accreted to its full redemption value at March 31, 2022 and 2021.

Derivative Warrant Liabilities Held by Consolidated Variable Interest Entities

The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instrument should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Both the public warrants and private placement warrants issued in connection with the initial public offering of HLAH are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value within other liabilities of consolidated variable interest entities in the Consolidated Balance Sheet. At each reporting period, the Company adjusts the instruments to fair value with any change in fair value recognized in unrealized gains of consolidated variable interest entities in Consolidated Statement of Income. The fair value of the public warrants have been measured based on the listed market price of such warrants, a Level 1 measurement, at March 31, 2021. The fair value of the private placement warrants have been estimated based on the observed price for the public warrants, a Level 2 measurement, at March 31, 2022 and 2021.

Revenues

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Incentive Fees
Contracts with certain customized separate accounts and specialized funds provide incentive fees, which generally range from 5% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets on either an annual or inception to date basis. Investment returns are highly susceptible to market factors and judgments and actions of third parties that are outside of the Company’s control. Accordingly, incentive fees are considered variable consideration in asset management services and are therefore constrained and not recognized until it is probable that a significant reversal will not occur. The primary contingency regarding incentive fees is the “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents. Incentive fees are typically only required to be returned on a net of tax basis due to a clawback. As such, the tax-related portion of incentive fees is typically not subject to clawback and is therefore recognized as revenue immediately upon receipt. The Company estimates the amount and probability of additional future capital contributions to specialized funds and customized separate accounts, which could impact the probability of a significant reversal occurring. The additional future capital contributions relate to unfunded commitments or follow-on investment opportunities in underlying portfolio investments. Incentive fees received before the revenue recognition criteria have been met are deferred and recorded within deferred incentive fee revenue in the Consolidated Balance Sheets.

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

The Company analyzes its tax filing positions in all of the U.S. federal, state, local and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. The Company evaluates tax positions taken or expected to be taken in the course of preparing an entity’s tax returns to determine whether it is “more-likely-than-not” that each tax position will be sustained by the applicable tax authority.

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

The Company derives revenues from clients located in the United States and other foreign countries.

The below table presents revenues by geographic location:

	Year Ended March 31,
	2022	2021	2020
United States	$178,250	$164,676	$134,347
Other foreign countries	189,669	176,959	139,701
Total revenues(1)	$367,919	$341,635	$274,048
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
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
3. Revenue

The following presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and advisory fees	2022	2021	2020
Specialized funds	$150,079	$148,023	$111,803
Customized separate accounts	103,229	93,963	90,750
Advisory	24,972	26,439	24,160
Reporting and other	23,327	11,134	9,102
Distribution management	10,466	6,701	4,920
Fund reimbursement revenue	2,155	3,184	4,185
Total management and advisory fees	$314,228	$289,444	$244,920

	Year Ended March 31,
Incentive fees	2022	2021	2020
Specialized funds	$30,332	$13,241	$6,680
Customized separate accounts	17,801	17,893	14,757
Consolidated variable interest related:
Specialized funds	5,558	21,057	7,691
Total incentive fees	$53,691	$52,191	$29,128
The Company recognized incentive fee revenues of $3,704 during the year ended March 31, 2021 that were previously received and deferred.
Cost to obtain contracts
The Company incurs incremental costs related to sales commissions paid to certain employees directly related to customized separate account contracts. These incremental costs are capitalized and amortized over the expected contract length proportionately to the management fee revenue expected to be recognized in each year as a percentage of the total expected revenue for the contract. The contract asset related to the cost to obtain contracts was $1,031 and $964 as of March 31, 2022 and 2021, respectively, and is included in other assets in the Consolidated Balance Sheets. Amortization expense related to this contract asset was $532, $526 and $504 for the years ended March 31, 2022, 2021 and 2020, respectively, and is included in general, administrative and other in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
4. Investments

Investments consist of the following:

	March 31,
	2022	2021
Equity method investments in Partnerships	$326,296	$240,337
Other equity method investments	1,573	1,297
Other investments	19,820	17,381
Investments valued under the measurement alternative	156,100	109,821
Total Investments	$503,789	$368,836

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships. The Company’s other equity method investment represents its ownership in a joint venture that automates the collection of fund and underlying portfolio company data from general partners. The Company recognized equity method income related to its investments in Partnerships and other equity method investments of $78,813, $32,389, and $20,731 for the years ended March 31, 2022, 2021, and 2020, respectively.

The Company’s equity method investments in Partnerships consist of the following types:

	March 31,
	2022	2021
Primary funds	$88,089	$74,064
Secondary funds	50,070	31,054
Direct investment funds	80,601	63,061
Customized separate accounts	107,536	72,158
Total equity method investments in Partnerships	$326,296	$240,337

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for the years ended March 31, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria, and, as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The summarized financial information of the Company’s equity method investments in Partnerships is as follows:

	March 31,
	2022	2021
Assets
Investments	$31,256,185	$22,445,159
Other assets	1,135,980	610,672
Total assets	$32,392,165	$23,055,831
Liabilities and Partners’ Capital
Debt	$43,328	$11,838
Other liabilities	117,907	116,593
Total liabilities	161,235	128,431
Partners’ capital	32,230,930	22,927,400
Total liabilities and partners’ capital	$32,392,165	$23,055,831

	Year Ended March 31,
	2022	2021	2020
Investment income	$654,285	$389,571	$300,121
Expenses	237,633	201,791	185,769
Net investment income	416,652	187,780	114,352
Net realized and unrealized gain	7,022,084	3,232,126	1,830,599
Net income	$7,438,736	$3,419,906	$1,944,951

Other investments

The Company’s other investments represent a publicly traded security and investments in private equity funds and direct credit and direct equity investments that are held as collateral for the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit investments are debt securities classified as trading securities. The direct equity investments and private equity funds are measured at fair value with unrealized holding gains and losses included in earnings.

In May 2019, the Company transferred the investments held as collateral for $15,750 in cash to a Partnership that is a VIE of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing”, to qualify as a sale and, therefore, has recorded a financial liability for the secured financing which is included in other liabilities in the Consolidated Balance Sheets. The cash received was recorded as a secured financing in financing activities in the Consolidated Statements of Cash Flows.

The Company accounts for this financial liability at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral which are estimated using Level 3 inputs.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The Company recognized a gain (loss) of $1,130, $7,281, and $(748) on other investments during the years ended March 31, 2022, 2021, and 2020, respectively, and recognized a (loss) gain of $(1,130), $(7,281), and $43 on the secured financing liability during the years ended March 31, 2022, 2021 and 2020, respectively. Gains and losses related to other investments and the secured financing liability are recorded in non-operating income in the Consolidated Statements of Income.

Investments valued under the measurement alternative

The Company’s investments valued under the measurement alternative include equity securities in other proprietary investments for which the Company does not have significant influence and fair value is not readily determinable. ASC 321 requires equity securities to be recorded at cost and adjusted to fair value at each reporting period. However, the guidance allows for a measurement alternative, which is to record the investments at cost, less impairment, if any, and subsequently adjust for observable price changes of identical or similar investments of the same issuer.

Fiscal 2022 Transactions

In June 2021, an investment held by the Company launched an initial public offering (“IPO”) and began trading on a public exchange. As part of the IPO, the Company agreed to a lockup restriction on selling or transferring the security for a period of 180 days. As the investment has a readily determinable fair value at the end of each reporting period, it no longer qualified to be recorded under the measurement alternative and transferred to a Level 3 due to the lockup restriction. The investment is recorded at fair value with changes in value recorded to net income. As the lockup restriction expired during the quarter ended December 31, 2021, the Company transferred the investment from Level 3 to Level 1 at December 31, 2021.

In July 2021 and December 2021, there were observable price changes in two investments held by the Company. As a result of the transactions, the Company marked the investments to fair value based upon the transaction prices, which resulted in total unrealized gains of $44,484 that are recorded in non-operating income in the Consolidated Statement of Income.

In October 2021, the Company made investments in two private companies. The Company invested $13,500 in a company maintaining a platform of solutions designed to aid individual investors and various wealth management platforms with their wealth management needs and $4,500 in a company that provides environmental, social and governance (“ESG”) reporting metrics and analysis to private market firms and private companies. Due to the lack of readily determinable fair values for these investments, over which the Company does not have significant influence, the Company values the investments under the measurement alternative.

In October 2021, an entity in which the Company held an investment with a total carrying amount of $687 was sold to a third party. The Company received cash proceeds of $12,623 and recorded a gain of $11,936 in connection with the transaction that is recorded in non-operating income in the Consolidated Statement of Income.

Fiscal 2021 Transactions

In March 2021, the Company invested approximately $90,000 in Russell Investments Group, Ltd., a leading outsourced CIO (OCIO) provider and global investment solutions firm. Due to the lack of readily determinable fair values for the investment and the Company’s lack of significant influence, the Company values the investment under the measurement alternative.

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

5. Fair Value

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$6,002	$—	$13,818	$19,820	$10,853
Investments held in trust	276,016	—	—	276,016	276,000
Total financial assets	$282,018	$—	$13,818	$295,836	$286,853
Financial liabilities:
Warrant liability(1)	$2,484	$399	$—	$2,883
Secured financing(2)	—	—	13,818	13,818
Total financial liabilities	$2,484	$399	$13,818	$16,701

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$—	$4,083	$13,298	$17,381	$9,902
Investments held in trust	276,003	—	—	276,003	276,000
Total financial assets	$276,003	$4,083	$13,298	$293,384	$285,902
Financial liabilities:
Warrant liability(1)	$6,348	$1,020	$—	$7,368

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Secured financing(2)	—	4,083	13,298	17,381
Total financial liabilities	$6,348	$5,103	$13,298	$24,749
(1) Warrant liability is recorded within other liabilities of consolidated variable interests in the Consolidated Balance Sheet.
(2) Secured financing is recorded within other liabilities in the Consolidated Balance Sheet.

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit investments	Direct equity investments	Publicly traded equity security	Total other investments
Balance as of March 31, 2020	$5,786	$1,756	$5,852	$—	$13,394
Contributions	246	—	—	—	246
Distributions	(1,566)	(1,025)	(949)	—	(3,540)
Net gain	1,788	254	5,427	—	7,469
Transfer out	—	—	(4,271)	—	(4,271)
Balance as of March 31, 2021	$6,254	$985	$6,059	$—	$13,298
Contributions	244	—	28	—	272
Distributions	(680)	(202)	—	—	(882)
Net gain (loss)	1,206	(9)	(67)	(165)	965
Transfer in	—	—	—	6,455	6,455
Transfer out	—	—	—	(6,290)	(6,290)
Balance as of March 31, 2022	$7,024	$774	$6,020	$—	$13,818

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows:

	March 31, 2022
			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$7,024	Adjusted net asset value	Selected market return	(0.6)%	-	(1.3)%	(1.1)%
Direct credit investments	$774	Discounted cash flow	Market yield	11.7%	-	11.7%	11.7%
Direct equity investments	$6,020	Market approach	EBITDA multiple	8.00x	-	14.00x	10.67x
		Market approach	Equity multiple	1.57x			1.57x

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	March 31, 2021
			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$6,254	Adjusted net asset value	Selected market return	2%	-	12.4%	4.2%
Direct credit investments	$985	Discounted cash flow	Market yield	9.3%	-	9.3%	9.3%
Direct equity investments	$6,059	Market approach	EBITDA multiple	7.75x	-	14.75x	10.42x
		Market approach	Equity multiple	1.52x			1.52x

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

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships, which are not wholly owned by the Company. The total assets of the consolidated general partner entities are $10,036 and $4,787 as of March 31, 2022 and 2021, respectively. The general partner entities had no liabilities as of March 31, 2022 and 2021. The assets of the consolidated general partner entities represent equity-method investments in direct equity funds and customized separate accounts and may only be used to settle obligations of the general partners, if any. In addition, there is no recourse to the Company for the general partners’ liabilities, except for certain entities in which there could be a claw back of previously distributed carried interest.

The Company sponsored and consolidates HLAH through HL Alliance Holdings Sponsor LLC, a wholly owned subsidiary of the Company. On January 15, 2021, HLAH completed an initial public offering raising total gross proceeds of $276,000 which were placed in a trust and can only be utilized for funding a business combination or the redemption of Class A shares of HLAH. In a private placement concurrent with the initial public offering, HLAH sold warrants to HL Alliance Holdings Sponsor LLC for gross proceeds of $7,520 which were used by HLAH to pay the offering costs and also provide working capital. The total assets of HLAH are $276,675 and $277,528 and liabilities are $12,675 and $17,310 as of March 31, 2022 and 2021, respectively. The assets of HLAH held outside of the trust can only be used to settle obligations of HLAH and there is no recourse to the Company for HLAH’s liabilities. All warrants and Class B common stock of HLAH held by the Company are eliminated in consolidation.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Such Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
simple majority vote (i.e. have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of March 31, 2022, the total remaining unfunded commitments from the Company’s general partner entities to the unconsolidated VIEs was $104,804. Investor commitments are the primary source of financing for the unconsolidated VIEs.

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

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2022	2021
Investments	$191,378	$138,092
Fees receivable	9,754	4,133
Due from related parties	778	837
Total VIE assets	201,910	143,062
Non-controlling interests	(1,873)	(2,211)
Maximum exposure to loss	$200,037	$140,851

7. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consist of the following:

	March 31,
	2022	2021
Computer hardware and software	$7,788	$6,859
Furniture and fixtures	3,975	2,003
Leasehold improvements	21,975	22,687
Office equipment	2,346	1,822
	36,084	33,371
Less: accumulated depreciation	7,242	10,063
Furniture, fixtures, and equipment, net	$28,842	$23,308

Depreciation expense was $2,992, $2,731 and $2,684 for the years ended March 31, 2022, 2021 and 2020, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
8. Debt

The Company’s debt consisted of the following:

	As of March 31,
	2022			2021
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$71,754	$71,574	2.25%	$73,594	$73,378	2.25%
Multi-Draw Facility	100,000	99,752	3.50%	75,000	74,797	3.50%
Revolver	—	—	2.25%	15,000	15,000	2.25%
Total Debt	$171,754	$171,326		$163,594	$163,175

The Company has a Term Loan Agreement, a Revolving Loan Agreement (together the “Loan Agreements”) and a Multi-Draw Term Loan Agreement with First Republic Bank. The Term Loan Agreement has a maturity date of July 1, 2027, provides for additional uncommitted term advances not to exceed $25,000 in the aggregate, as well as additional committed term advances not to exceed $25,000 in the aggregate, until March 24, 2023, and the interest rate is a floating per annum rate equal to the prime rate minus 1.5% subject to a floor of 2.25%. The Revolving Loan Agreement has a $25,000 borrowing capacity, a maturity date of March 24, 2023, and the interest rate is a floating per annum rate equal to the prime rate minus 1.5% subject to a floor of 2.25%. The Multi-Draw Term Loan Agreement (the “Multi-Draw Facility”) provides for a term loan in the aggregate principal amount of $100,000 that the Company has fully drawn down. Borrowings accrue interest at a fixed per annum rate of 3.5% and mature on July 1, 2030.

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

The aggregate minimum principal payments on the Company’s outstanding debt are due as follows:

For the fiscal year ending March 31,
2023	$1,828
2024	4,570
2025	6,855
2026	19,289
2027	40,742
Thereafter	98,470
Total	$171,754

The fair value of the outstanding balance of the Company’s debt instruments at March 31, 2022 and 2021 approximated par value based on current market rates for similar debt instruments and are classified as Level 2 within the fair value hierarchy.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Shares of Common Stock Outstanding

The following table shows a rollforward of our common stock outstanding:

	Class A	Class B
March 31, 2019	27,367,477	23,516,439
Shares issued (repurchased) in connection with offerings	2,451,633	(1,466,712)
Shares issued in connection with contingent compensation payment	7,692	—
Shares issued in connection with ESPP	25,640	—
Shares repurchased for employee tax withholdings	(100,683)	—
Forfeitures	(27,834)	—
Restricted stock granted	118,859	—
March 31, 2020	29,842,784	22,049,727
Shares issued (repurchased) in connection with offering	6,415,760	(5,309,881)
Shares issued in connection with ESPP	23,130	—
Shares repurchased for employee tax withholdings	(69,962)	—
Forfeitures	(1,917)	—
Restricted stock granted	80,388	—
March 31, 2021	36,290,183	16,739,846
Shares issued (repurchased) in connection with offering	877,400	(695,505)
Shares issued in connection with ESPP	24,931	—
Shares repurchased for employee tax withholdings	(43,934)	—
Forfeitures	(7,420)	(10,982)
Restricted stock granted	139,537	—
March 31, 2022	37,280,697	16,033,359

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

HLA Operating Agreement

In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, HLA made distributions in excess of required tax distributions to members in an aggregate amount of $36,979, $34,167, and $34,014 for the years ended March 31, 2022, 2021, and 2020, respectively.

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

June 2020 Offering

In June 2020, the Company and certain selling stockholders completed a registered offering of an aggregate of 2,995,757 shares of Class A common stock at a price of 70.09 per share (the “June 2020 Offering”). The shares sold consisted of (i) 71,242 shares held by the selling stockholders and (ii) 2,924,515 shares newly issued by the Company. The Company received approximately $204,979 in proceeds from the sale of its shares, net of underwriting discounts and commissions, and used all of the proceeds to settle in cash exchanges by certain members of HLA of a total of 2,271,636 Class B units and 652,879 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

10. Equity-Based Compensation

2017 Equity Incentive Plan

The Company has adopted its 2017 Equity Incentive Plan, as amended (the “Plan”), which permits the issuance of up to 5,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, SARs, restricted stock, restricted stock units, or PSUs. Awards under the Plan generally vest over four years, with options expiring not more than ten years from the date of grant, three

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
months after termination of employment or one year after the date of death or termination due to disability of the grantee. As of March 31, 2022, there were 3,164,707 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after February 28, 2027.

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

The change in unvested restricted stock for the year ended March 31, 2022 is as follows:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2021	288,857	$55.58
Granted	139,537	73.20
Vested	(139,667)	48.77
Forfeited	(7,420)	63.38
March 31, 2022	281,307	$67.50

The weighted-average grant-date fair value per share of restricted stock awarded during the years ended March 31, 2022, 2021 and 2020 was $73.20, $82.97, and $54.71, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2022, 2021 and 2020 was $10,923, $19,961, and $18,141, respectively. As of March 31, 2022, total unrecognized compensation expense related to restricted stock was $18,286 with a weighted-average amortization period of 3.1 years.

The total tax benefit recognized from share-based compensation for the years ended March 31, 2022, 2021 and 2020 was $552, $1,528 and $1,229, respectively.

Employee Share Purchase Plan

On September 6, 2018, the Company’s stockholders approved the Hamilton Lane Incorporated Employee Share Purchase Plan (as amended, the “ESPP”). The ESPP provides for a purchase price equal to 85% of the closing price of the Company’s Class A common stock on the last trading day of each offering period, which begins the first day of each fiscal quarter and ends on the last day of that fiscal quarter. Our initial offering period started January 1, 2019. At inception, there were 1,000,000 shares available for purchase through the ESPP and 919,162 shares were available as of March 31, 2022. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s Class A common stock purchased, is recognized as equity-based compensation expense on the date of each purchase. During the years ended March 31, 2022, 2021 and 2020, the Company recorded expense of $330, $256 and $220 respectively, related to the ESPP.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2022	2021	2020
Base compensation and benefits	$108,395	$116,371	$85,763
Incentive fee compensation	13,366	12,869	7,192
Equity-based compensation	7,404	7,079	7,183
Total compensation and benefits	$129,165	$136,319	$100,138

The Company provides defined contribution plans covering eligible employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines.

The Company makes discretionary and/or matching contributions to the plans, which amounted to $2,251, $1,906, and $1,561 for the years ended March 31, 2022, 2021 and 2020, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.

12. Income Taxes

The Company’s income before income taxes consisted of the following:

	Year Ended March 31,
	2022	2021	2020
Domestic income before income taxes	$309,918	$190,459	$138,537
Foreign income before income taxes	3,758	2,743	2,207
Total income before income taxes	$313,676	$193,202	$140,744

Components of income tax expense consist of the following:

	Year Ended March 31,
	2022	2021	2020
Current:
Federal	$36,206	$14,121	$4,885
State and local	5,676	2,513	754
Foreign	597	756	400
Total current income tax expense	$42,479	$17,390	$6,039
Deferred:
Federal	$19,947	$7,245	$6,589
State and local	3,893	(211)	1,315
Foreign	104	(7)	25
Total deferred income tax expense	23,944	7,027	7,929
Total income tax expense	$66,423	$24,417	$13,968

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2022	2021	2020
Federal tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.3%	0.6%	1.7%
Non-controlling interest	(6.8)%	(7.6)%	(9.8)%
Valuation allowance	4.6%	(1.0)%	(0.9)%
Other	(0.9)%	(0.4)%	(2.1)%
Effective tax rate	21.2%	12.6%	9.9%

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2022	2021
Deferred tax assets:
Basis difference in HLA	$260,766	$248,586
Tax Receivable Agreement	49,979	48,480
Fixed assets	48	42
Net operating loss carryforwards	1,126	983
Valuation allowance	(67,578)	(46,728)
State taxes	717	586
Other	(12)	—
Total deferred tax assets	$245,046	$251,949

As of March 31, 2022 and 2021, the Company had net operating loss carryforwards of $4,817 and $5,045. These net operating losses can be carried forward indefinitely. As of March 31, 2022 and 2021, it is more likely than not that the tax benefits from certain of these net operating loss carryforwards will not be realized, therefore, a valuation allowance of $416 and $176 has been established, respectively.

In connection with the offering in fiscal 2022 and related unit exchanges, the Company recorded a deferred tax asset in the amount of $16,996, which is net of a valuation allowance of $2,786 related to the portion of tax benefits that it is more likely than not will not be realized. Additionally, in connection with recording the deferred tax asset for the fiscal 2022 offering and related unit exchanges, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $14,277.

The Company believes it is more likely than not that the deferred tax assets (except those identified above) will be realized based on the Company’s historic earnings, forecasted income, and the reversal of temporary differences.  The net change in the valuation allowance was an increase of $20,850, which was recorded through additional paid-in-capital and income tax expense.

As of March 31, 2022, 2021, and 2020, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2022, the Company’s income tax returns from 2018 remain open and are subject to examination.

Tax Receivable Agreement

The Company has recorded a liability related to the TRA of $180,536 and $194,764 as of March 31, 2022 and 2021. Payments of $23,170 and $6,894 were made during the years ended March 31, 2022 and 2021, respectively. During the year ended March 31, 2022, the Company determined to make lump sum payments to certain TRA participants to terminate their right to receive future payments, as permitted by the TRA. As a result of the early termination payments, the Company recognized a gain of $4,319 during the year ended March 31, 2022 that is recorded in non-operating income in the Consolidated Statement of Income. In the event that the valuation allowance related to tax benefits associated with the tax receivable agreement is released in a future period, an additional estimated payable will be due to the TRA Recipients of $11,333.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31,
	2022	2021	2020
Basic net income per share:
Numerator
Net income attributable to HLI	$145,986	$98,022	$60,825
Less: Impact of changes in carrying amount of redeemable NCI	951	(4,637)	—
Net income attributable to Class A common stockholders - basic	$146,937	$93,385	$60,825
Denominator
Weighted-average shares of Class A common stock outstanding - basic	36,511,507	33,152,318	28,088,578
Basic earnings per share	$4.02	$2.82	$2.17
Diluted earnings per share:
Numerator
Net income attributable to Class A common stockholders - basic	$146,937	$93,385	$60,825
Adjustment to net income:
Assumed vesting of employee awards	121	229	352
Assumed conversion of Class B and Class C Units	66,666	—	—
Net income attributable to Class A common stockholders - diluted	$213,724	$93,614	$61,177
Denominator
Weighted-average shares of Class A common stock outstanding - basic	36,511,507	33,152,318	28,088,578
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	97,531	210,047	350,194
Assumed conversion of Class B and Class C Units	17,065,255	—	—
Weighted-average shares of Class A common stock outstanding - diluted	53,674,293	33,362,365	28,438,772
Diluted earnings per share	$3.98	$2.81	$2.15

The calculations of diluted earnings per share exclude 17,553,234 and 23,968,994 outstanding Class B and C units of HLA for the years ended March 31, 2021 and 2020, respectively, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive.

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $209,977, $199,422, and $161,323 for the years ended March 31, 2022, 2021 and 2020, respectively. The Company earned incentive fees from Partnerships of $43,742, $47,962, and $24,077 for the years ended March 31, 2022, 2021 and 2020, respectively.

Fees receivable from the Partnerships were $27,728 and $14,814 as of March 31, 2022 and 2021, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Expenses and Payables

The Company entered into a service agreement on June 1, 2017 with a joint venture pursuant to which it incurred expenses of $4,325, $3,978 and $5,289 for the years ended March 31, 2022, 2021, and 2020 respectively, which amounts are included in general, administrative and other expenses in the Consolidated Statements of Income. The Company also has a payable to the joint venture of $752 and $325 as of March 31, 2022 and 2021, respectively, which is included in other liabilities in the Consolidated Balance Sheets.

Other Transactions

On January 31, 2020, the convertible promissory note (the “Note”) held by the Company issued by one of its equity method investments was settled by converting the outstanding principal and accrued interest into shares of the investee per the terms of the Note. The Company received 2,278,524 shares of the investee which were recorded at the carrying value of the Note of $902 at the date of conversion. These shares were included with similar shares of that investee as investments held under the measurement alternative.

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

15. Supplemental Cash Flow Information

	Year Ended March 31,
	2022	2021	2020
Cash paid during the year for interest	$4,591	$1,986	$2,854
Cash paid during the year for income taxes	$33,682	$6,331	$7,804
Shares issued for contingent compensation payment	$—	$—	$425
Establishment of lease liability in exchange for ROU asset	$7,950	$61,725	$14,776

Non-cash investing activities:
Conversion of note receivable	$—	$—	$902
Contribution of investment for purchase of intangible assets	$—	$—	$2,201
Non-cash financing activities:
Establishment of net deferred tax assets related to tax receivable agreement	$16,996	$121,065	$37,394
Deferred underwriter fees related to consolidated entity	$—	$9,660	$—
Dividends declared but not paid	$12,947	$11,201	$8,027
Members’ distributions declared but not paid	$27,119	$16,877	$5,829

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

Incentive Fees

The Partnerships have allocated carried interest, which has not yet been received or recognized, in the amounts of $1,191,066 and $648,772 at March 31, 2022 and 2021, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $297,766 and $162,193 as of March 31, 2022 and 2021, respectively, would be potentially payable to certain employees and third parties pursuant to compensation arrangements related to the carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as this liability is not yet probable.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world, which have remaining lease terms of one year to 16 years. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The Company entered into a 17-year lease agreement for its new headquarters in a newly constructed building. The Company was granted access to the space in October 2020 and began building various leasehold improvements. The Company moved into the property in June 2021.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Year Ended March 31,
	2022	2021	2020
Operating lease costs	$9,675	$5,216	$4,838
Variable lease costs	$1,196	$863	$557
Cash paid for amounts included in the measurement of operating lease liabilities	$6,734	$7,352	$5,108

Weighted average remaining lease term (in years)	14.6	15.4	2.9
Weighted average discount rate	3.2%	3.4%	5.2%

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
As of March 31, 2022, the maturities of operating lease liabilities were as follows:

For the fiscal year ending March 31,
2023	$7,951
2024	7,553
2025	7,123
2026	6,553
2027	6,700
Thereafter	70,273
Total lease payments	$106,153
Less: imputed interest	(23,909)
Total operating lease liabilities	$82,244

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $186,164 and $201,442 as of March 31, 2022 and 2021, respectively.

17. Acquisition

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,096, of which $10,096 was paid on the closing date of the acquisition. The remaining $3,000 will be paid in two equal installments on the first and second anniversaries of the closing. The purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,946. The Company recorded $7,145 of definite lived intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623 of goodwill, which are both recorded in other assets in the Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed are not material to the consolidated financial statements.

18. Subsequent Events

The Company participated in a new funding round for an existing investment that it values under the measurement alternative in which it contributed $5,236 of cash for additional equity interests. Based upon the terms of the new equity interests being similar to its existing equity interests, the Company estimates that it will record an unrealized gain of $6,700 on its original investment.

On May 26, 2022, the Company declared a quarterly dividend of $0.40 per share of Class A common stock to record holders at the close of business on June 15, 2022. The payment date will be July 7, 2022.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2022. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2022.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2022, which is included in Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance” and “Delinquent Section 16(a) Reports”, if any. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, under the headings “Corporate Governance”, “Executive Compensation” and “Director Compensation”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

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

3. Exhibits. See Exhibit Index.

Item 16. Form 10-K Summary
Omitted at the Company’s option.

Exhibit Index

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
4.1	Description of Common Stock of Hamilton Lane Incorporated	10-K	4.1	5/30/19	001-38021
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/17	001-38021
10.2	Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of February 26, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	S-1	10.2	2/26/18	333-223235
10.3	Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.3	6/14/18	001-38021
10.4	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17	001-38021
10.5	Amendment No. 1 to Tax Receivable Agreement, dated December 31, 2020, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and each of the other persons and entities party thereto	10-Q	10.1	2/2/21	001-38021
10.6	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17	001-38021
10.7	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18	001-38021
10.8	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.9	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17	001-38021
10.10†	Hamilton Lane Incorporated 2017 Equity Incentive Plan	S-1/A	10.6	2/16/17	333-215846
10.11†	Amendment No. 1 to the Hamilton Lane Incorporated 2017 Equity Incentive Plan	10-Q	10.2	2/9/18	001-38021
10.12†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17	333-215846
10.13†	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.1	2/9/18	001-38021
10.14†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17	333-215846
10.15†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18	001-38021
10.16†	Hamilton Lane Incorporated Employee Share Purchase Plan	DEF14A	Appendix A	7/27/18	001-38021
10.17†	Amendment No. 1 to the Hamilton Lane Incorporated Employee Share Purchase Plan	10-Q	10.1	8/4/20	001-38021
10.18†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17	333-215846
10.19○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	8/25/17	001-38021
10.20	First Amendment to Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	3/25/20	001-38021
10.21	Second Amendment to Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.1	11/4/20	001-38021
10.22	Third Amendment to Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	4/27/21	001-38021
10.23○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	8/25/17	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.24	First Amendment to Revolving Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	3/25/20	001-38021
10.25	Second Amendment to Revolving Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.2	11/4/20	001-38021
10.26○	Multi-Draw Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	3/25/20	001-38021
10.27	First Amendment to Multi-Draw Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.3	11/4/20	001-38021
10.28	Second Amendment to Multi-Draw Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	4/27/21	001-38021
10.29†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17	001-38021
10.30†	Offer Letter of Atul Varma, dated November 25, 2019	8-K	10.1	1/2/20	001-38021
10.31○	Investment Agreement, dated March 29, 2021, by and between Russell Investments Group, Ltd. and Hamilton Lane Advisors, L.L.C.	10-K	10.31	5/27/21	001-38021
10.32†	Warrant Agreement, dated January 15, 2021, by and between Hamilton Lane Alliance Holdings I, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to the listed filing of Hamilton Lane Alliance Holdings I, Inc.)	8-K	4.1	1/19/21	001-39884
10.33†	Letter Agreement, dated January 15, 2021, among Hamilton Lane Alliance Holdings I, Inc., HL Alliance Holdings Sponsor LLC and each of Hamilton Lane Alliance Holdings I, Inc.’s officers and directors (incorporated by reference to the listed filing of Hamilton Lane Alliance Holdings I, Inc.)	8-K	10.1	1/19/21	001-39884
10.34†	Form of Warrant Assignment and Transfer	10-K/A	10.34	7/15/21	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of May, 2022.

HAMILTON LANE INCORPORATED

By:	/s/ Mario L. Giannini
Name: Mario L. Giannini
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 26th day of May, 2022.

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