Form 10-Q
period 2022-06-30
Hamilton Lane INC
filed 2022-08-02
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 29, 2022, there were 37,295,472 shares of the registrant’s Class A common stock, par value $0.001, and 15,953,682 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will”, “expect”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to: our ability to manage growth, fund performance, competition in our industry, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to fund commitments; our ability to comply with investment guidelines set by our clients; our ability to successfully integrate acquired businesses with ours; our ability to manage risks associated with pursuing new lines of business or entering into strategic partnerships; our ability to anticipate, identify and manage risks we face; our ability to manage the effects of events outside of our control; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (our “2022 Form 10-K”), and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2022	2022
Assets
Cash and cash equivalents	$83,052	$72,138
Restricted cash	3,996	4,023
Fees receivable	44,982	51,869
Prepaid expenses	6,575	6,858
Due from related parties	3,780	1,872
Furniture, fixtures and equipment, net	29,410	28,842
Lease right-of-use assets, net	64,270	65,636
Investments	533,263	503,789
Deferred income taxes	246,089	245,046
Other assets	26,409	28,162
Assets of consolidated variable interest entities:
Cash and cash equivalents	144	36
Investments held in trust	276,083	276,016
Investments	33,776	10,036
Other assets	475	623
Total assets	$1,352,304	$1,294,946
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$3,570	$2,827
Accrued compensation and benefits	36,924	20,117
Accrued members’ distributions	10,754	27,119
Accrued dividend	14,800	12,947
Debt	220,885	171,326
Payable to related parties pursuant to tax receivable agreement	180,536	180,536
Lease liabilities	80,433	82,244
Other liabilities (includes $12,931 and $13,818 at fair value)	26,786	47,669
Liabilities of consolidated variable interest entities:
Other liabilities	10,642	12,675
Total liabilities	585,330	557,460

Commitments and contingencies (Note 16)

Redeemable non-controlling interests	276,000	276,000

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 37,295,472 and 37,280,697 issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	37	37
Class B common stock, $0.001 par value, 50,000,000 authorized; 15,953,682 and 16,033,359 issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	16	16
Additional paid-in-capital	163,129	161,676
Retained earnings	205,325	185,149
Total Hamilton Lane Incorporated stockholders’ equity	368,507	346,878
Non-controlling interests in general partnerships	3,632	3,423
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	118,835	111,185
Total equity	490,974	461,486
Total liabilities, redeemable non-controlling interests and equity	$1,352,304	$1,294,946
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2022	2021
Revenues
Management and advisory fees	$85,946	$73,884
Incentive fees	49,524	2,364
Consolidated variable interest entities related:
Incentive fees	39	2,747
Total revenues	135,509	78,995
Expenses
Compensation and benefits	52,194	26,732
General, administrative and other	20,513	16,154
Consolidated variable interest entities related:
General, administrative and other	277	359
Total expenses	72,984	43,245
Other income (expense)
Equity in (loss) income of investees	(625)	20,049
Interest expense	(1,495)	(1,165)
Interest income	168	423
Non-operating income	4,343	3,603
Consolidated variable interest entities related:
Equity in income of investees	732	229
Unrealized income (loss)	1,966	(2,244)
Total other income (expense)	5,089	20,895
Income before income taxes	67,614	56,645
Income tax expense	11,488	11,964
Net income	56,126	44,681
Less: Income attributable to non-controlling interests in general partnerships	308	213
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	20,168	19,296
Less: Income (loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,166	(2,996)
Net income attributable to Hamilton Lane Incorporated	$33,484	$28,168

Basic earnings per share of Class A common stock	$0.92	$0.78
Diluted earnings per share of Class A common stock	$0.91	$0.78
Dividends declared per share of Class A common stock	$0.40	$0.35
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2022	$37	$16	$161,676	$185,149	$3,423	$111,185	$461,486
Net income	—	—	—	33,484	308	20,168	53,960
Equity-based compensation	—	—	1,307	—	—	590	1,897
Dividends declared	—	—	—	(14,800)	—	—	(14,800)
Capital distributions to non-controlling interests, net	—	—	—	—	(99)	—	(99)
Member distributions	—	—	—	—	—	(14,121)	(14,121)
Employee Share Purchase Plan share issuance	—	—	334	—	—	151	485
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	1,492	—	674	2,166
Equity reallocation between controlling and non-controlling interests	—	—	(188)	—	—	188	—
Balance at June 30, 2022	$37	$16	$163,129	$205,325	$3,632	$118,835	$490,974

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2021	$36	$17	$150,564	$87,512	$2,211	$73,861	$314,201
Net income (loss)	—	—	—	28,168	213	19,296	47,677
Equity-based compensation	—	—	1,573	—	—	768	2,341
Repurchase of Class A shares for employee tax withholding	—	—	(46)	—	—	(22)	(68)
Dividends declared	—	—	—	(12,600)	—	—	(12,600)
Capital contributions from non-controlling interests, net	—	—	—	—	137	—	137
Member distributions	—	—	—	—	—	(9,665)	(9,665)
Employee Share Purchase Plan share issuance	—	—	267	—	—	130	397
Equity reallocation between controlling and non-controlling interests	—	—	(2,013)	—	—	(983)	(2,996)
Balance at June 30, 2021	$36	$17	$150,345	$103,080	$2,561	$83,385	$339,424

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2022	2021
Operating activities:
Net income	$56,126	$44,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,764	1,378
Change in deferred income taxes	(1,043)	7,960
Change in payable to related parties pursuant to tax receivable agreement	—	(539)
Equity-based compensation	1,897	2,341
Equity in loss (income) of investees	625	(20,049)
Fair value adjustment of other investments	(4,344)	(3,455)
Proceeds received from investments	3,343	3,381
Non-cash lease expense	1,374	3,522
Other	14	(849)
Changes in operating assets and liabilities:
Fees receivable	6,887	155
Prepaid expenses	283	177
Due from related parties	(1,908)	136
Other assets	1,128	(1,613)
Accounts payable	743	976
Accrued compensation and benefits	16,807	2,189
Lease liability	(1,819)	771
Other liabilities	(18,241)	(10,917)
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	(1,966)	2,244
Equity in income of investees	(732)	(229)
Other assets and liabilities	14	129
Net cash provided by operating activities	60,952	32,389
Investing activities:
Purchase of furniture, fixtures and equipment	(1,707)	(4,535)
Purchase of other investments	(20,236)	(298)
Cash paid for acquisition of business	(1,500)	(10,096)
Distribution from investment valued under the measurement alternative	—	12,739
Distributions received from investments	2,227	13,281
Contributions to investments	(35,237)	(15,522)
Net cash used in investing activities	(56,453)	(4,431)
Financing activities:
Borrowings of debt	25,000	—
Repayments of debt	(457)	(469)
Draw-down on revolver	25,000	—
Repayment of revolver	—	(15,000)
Repurchase of Class A shares for employee tax withholding	—	(68)
Proceeds received from issuance of shares under Employee Share Purchase Plan	485	397
Dividends paid	(12,947)	(11,201)
Members’ distributions paid	(30,485)	(15,809)
Other	—	(74)
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	133	232
Distributions to non-controlling interest in general partnerships	(233)	(95)
Net cash provided by (used in) financing activities	6,496	(42,087)
Increase (decrease) in cash, cash equivalents, and restricted cash	10,995	(14,129)
Cash, cash equivalents, and restricted cash at beginning of the period	76,197	90,377
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the period	$87,192	$76,248
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Balance Sheets:
	As of June 30,
	2022	2021
Cash and cash equivalents	$83,052	$73,124
Restricted cash	3,996	3,048
Cash and cash equivalents held at consolidated variable interest entities	144	76
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$87,192	$76,248
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1.Organization

Hamilton Lane Incorporated (“HLI”) is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of June 30, 2022 and March 31, 2022, HLI held approximately 68.9% and 68.9%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Recent Accounting Pronouncements

In June 2022, the FASB issued Accounting Standard Updated ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,
Management and advisory fees	2022	2021
Specialized funds	$43,649	$33,388
Customized separate accounts	28,375	24,500
Advisory	6,248	6,366
Reporting and other	6,318	5,282
Distribution management	496	4,121
Fund reimbursement revenue	860	227
Total management and advisory fees	$85,946	$73,884

	Three Months Ended June 30,
Incentive fees	2022	2021
Specialized funds	$42,209	$1,659
Customized separate accounts	7,315	705
Consolidated variable interest related:
Specialized funds	39	2,747
Total incentive fees	$49,563	$5,111

4. Investments

Investments consist of the following:

	June 30,	March 31,
	2022	2022
Equity method investments in Partnerships	$331,988	$326,296
Other equity method investments	1,661	1,573
Other investments	16,591	19,820
Investments valued under the measurement alternative	183,023	156,100
Total Investments	$533,263	$503,789

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

Other investments

The Company’s other investments represent a publicly traded security and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit investments are debt securities classified as trading securities. Other

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

investments are measured at fair value with unrealized holding gains and losses recorded in non-operating income in the Condensed Consolidated Statement of Income.

The Company accounts for its secured financing at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the other investments delivered as collateral which are estimated using Level 3 inputs with the significant inputs as shown in Note 5 below.

The Company recognized a loss on other investments held as collateral of $723 during the three months ended June 30, 2022 and a gain of $814 during the three months ended June 30, 2021, that are recorded in non-operating income. The Company recognized a gain on the secured financing liability of $723 during the three months ended June 30, 2022 and a loss of $814 during the three months ended June 30, 2021, that are recorded in non-operating income in the Condensed Consolidated Statement of Income.

Investments valued under the measurement alternative

During the quarter ended June 30, 2022, the Company made investments in two private companies. The Company invested $3,000 in a technology driven platform that provides a digitized token for investors that improves the efficiency of capital raises. Additionally, the Company invested $12,000 in an online financial services platform. Due to the lack of readily determinable fair values for these investments, over which the Company does not have significant influence, the Company will value the investments under the measurement alternative.

During the quarter ended June 30, 2022, the Company made an additional investment of $5,236 in a company that maintains a platform of solutions designed to aid individual investors and various wealth management platforms with their wealth management needs. As a result of the transaction, the Company marked its original investment to fair value based upon the transaction price, which resulted in total unrealized gain of $6,687 during the three months ended June 30, 2022, that is recorded in non-operating income in the Condensed Consolidated Statement of Income. Due to the lack of readily determinable fair value for this investment, over which the Company does not have significant influence, the Company will continue to value the investment under the measurement alternative.

5. Fair Value Measurement

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$3,660	$—	$12,931	$16,591	$11,361
Investments held in trust	276,083	—	—	276,083	276,000
Total financial assets	$279,743	$—	$12,931	$292,674	$287,361
Financial liabilities:
Warrant liability(1)	$790	$127	$—	$917
Secured financing(2)	—	—	12,931	12,931
Total financial liabilities	$790	$127	$12,931	$13,848

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$6,002	$—	$13,818	$19,820	$10,853
Investments held in trust	276,016	—	—	276,016	276,000
Total financial assets	$282,018	$—	$13,818	$295,836	$286,853
Financial liabilities:
Warrant liability(1)	$2,484	$399	$—	$2,883
Secured financing(2)	—	—	13,818	13,818
Total financial liabilities	$2,484	$399	$13,818	$16,701
(1) Warrant liability is recorded within other liabilities of consolidated variable interests in the Condensed Consolidated Balance Sheet.
(2) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheet.

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of March 31, 2022	$7,024	$774	$6,020	$13,818
Contributions	—	—	—	—
Distributions	(164)	—	—	(164)
Net loss	(456)	(1)	(266)	(723)
Balance as of June 30, 2022	$6,404	$773	$5,754	$12,931

	Private equity funds	Direct credit investments	Direct equity investments	Publicly traded equity security	Total other investments
Balance as of March 31, 2021	$6,254	$985	$6,059	$—	$13,298
Contributions	30	—	28	—	58
Distributions	(95)	(202)	—	—	(297)
Net gain	577	12	225	—	814
Transfer in	—	—	—	6,455	6,455
Balance as of June 30, 2021	$6,766	$795	$6,312	$6,455	$20,328

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of financial assets were as follows, as of June 30, 2022:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$6,404	Adjusted net asset value	Selected market return	(6.3)%	-	(9.2)%	(8.6)%
Direct credit investments	$773	Discounted cash flow	Market yield	12.5%	-	12.5%	12.5%
Direct equity investments	$5,754	Market approach	EBITDA multiple	8.00x	-	13.50x	10.59x
		Market approach	Equity multiple	1.58x			1.58x

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

6. Acquisitions

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,096, of which $10,096 was paid on the closing date of the acquisition. The remaining $3,000 will be paid in two equal installments on the first and second anniversaries of the closing. On April 1, 2022, the Company paid the first of the two equal installments. The purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,946. The Company recorded $7,145 of definite lived intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed are not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of 361 Capital, LLC were not material for the three months ended June 30, 2022 and 2021, and therefore, pro forma information related to this acquisition is not presented.

7. Variable Interest Entities

The Company consolidates certain variable interest entities ("VIEs") in which it is determined that the Company is the primary beneficiary.

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships and a Partnership in which it is currently the primary beneficiary, which are not wholly-owned by the Company. The total assets of these consolidated VIEs are $33,776 and $10,036 as of June 30, 2022 and March 31, 2022, respectively, and are recorded in investments of consolidated variable interest entities in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of June 30, 2022 and March 31, 2022. The

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

assets of the consolidated VIEs represent equity method-investments in direct investment funds and customized separate accounts and may only be used to settle obligations of the consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company sponsors and consolidates Hamilton Lane Alliance Holdings I, Inc. (“HLAH”) through HL Alliance Holdings Sponsor LLC, an indirect wholly-owned subsidiary of the Company. On January 15, 2021, HLAH completed an IPO raising total gross proceeds of $276,000 which were placed in a trust and can only be utilized for funding a business combination or the redemption of Class A shares of HLAH. In a private placement concurrent with the IPO, HLAH sold warrants to HL Alliance Holdings Sponsor LLC for gross proceeds of $7,520 which were used by HLAH to pay the offering costs and also to provide working capital. The total assets of HLAH were $276,700 and $276,675 as of June 30, 2022 and March 31, 2022, respectively. The total liabilities of HLAH were $10,642 and $12,675 as of June 30, 2022 and March 31, 2022, respectively. The assets of HLAH held outside of the trust can only be used to settle obligations of HLAH, and there is no recourse to the Company for HLAH’s liabilities. All warrants and Class B common stock of HLAH held by the Company are eliminated in consolidation.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of June 30, 2022, the total remaining unfunded commitments from the Company’s general partner entities to the unconsolidated VIEs was $116,530. Investor commitments are the primary source of financing for the unconsolidated VIEs.

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheet related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30,	March 31,
	2022	2022
Investments	$194,872	$191,378
Fees receivable	21,116	9,754
Due from related parties	1,115	778
Total VIE Assets	217,103	201,910
Less: Non-controlling interests	(1,940)	(1,873)
Maximum exposure to loss	$215,163	$200,037

8. Debt

The Company’s debt consisted of the following:

	As of June 30, 2022			As of March 31, 2022
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$96,297	$96,125	3.25%	$71,754	$71,574	2.25%
Multi-Draw Facility	100,000	99,760	3.50%	100,000	99,752	3.50%
Revolver	25,000	25,000	3.25%	—	—	2.25%
Total Debt	$221,297	$220,885		$171,754	$171,326

The carrying value of the Company’s outstanding debt as of June 30, 2022 and March 31, 2022 approximated fair value except for the multi-draw facility which had an estimated fair value of $90,270 as of June 30, 2022. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

9. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2022:

	Class A Common Stock	Class B Common Stock
March 31, 2022	37,280,697	16,033,359
Forfeitures	(931)	(79,677)
Shares repurchased for employee tax withholdings	(27)	—
Restricted stock granted	7,248	—
Shares issued pursuant to Employee Share Purchase Plan	8,485	—
June 30, 2022	37,295,472	15,953,682

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

10. Equity-Based Compensation

A summary of restricted stock activity for the three months ended June 30, 2022 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2022	281,307	$67.50
Granted	7,248	$69.12
Vested	(289)	$82.72
Forfeited	(931)	$82.22
June 30, 2022	287,335	$67.48

As of June 30, 2022, total unrecognized compensation expense related to restricted stock was $16,952.

11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2022	2021
Base compensation and benefits	$37,907	$23,137
Incentive fee compensation	12,390	1,254
Equity-based compensation	1,897	2,341
Total compensation and benefits	$52,194	$26,732

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

The Company’s effective tax rate was 17.0% and 21.1% for the three months ended June 30, 2022 and 2021, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.

As of June 30, 2022, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30, 2022

	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$33,484
Impact of changes in carrying amount of redeemable NCI	380
Basic EPS of Class A common stock	33,864	36,999,561	$0.92
Adjustment to net income:
Assumed vesting of employee awards	9
Assumed conversion of Class B and Class C Units	15,179
Effect of dilutive securities:
Assumed vesting of employee awards		31,546
Assumed conversion of Class B and Class C Units		16,675,834
Diluted EPS of Class A common stock	$49,052	53,706,941	$0.91

	Three Months Ended June 30, 2021

	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$28,168
Impact of changes in carrying amount of redeemable NCI	—
Basic EPS of Class A common stock	28,168	36,003,089	$0.78
Adjustment to net income:
Assumed vesting of employee awards	34
Effect of dilutive securities:
Assumed vesting of employee awards		125,905
Diluted EPS of Class A common stock	$28,202	36,128,994	$0.78

The adjustments to net income for dilutive securities is based upon the additional income that would be allocated to HLI for the change in its ownership percentage due to the dilutive securities and adjusted for the incremental income tax expense related to the additional allocated income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The calculation of diluted earnings per share exclude 17,553,234 outstanding Class B and Class C units of HLA for the three months ended June 30, 2021, which are exchangeable into Class A common stock under the “if-converted” method, because the inclusion of such shares would be antidilutive. Net income (loss) recorded by HLI on a standalone basis will determine if the Class B and Class C units are dilutive or antidilutive in each respective period.

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $60,711 for the three months ended June 30, 2022 and $46,422 for the three months ended June 30, 2021. The Company earned incentive fees from Partnerships of $49,178 for the three months ended June 30, 2022, and $4,575 for the three months ended June 30, 2021.

Fees receivable from the Partnerships were $31,866 and $27,728 as of June 30, 2022 and March 31, 2022, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

Expenses and Payables

The Company maintains a service agreement with its joint venture pursuant to which it had expenses of $1,104 for the three months ended June 30, 2022 and $1,020 for the three months ended June 30, 2021, that are included in general, administrative and other expenses in the Condensed Consolidated Statements of Income. The Company also had a payable to the joint venture of $373 and $752 as of June 30, 2022 and March 31, 2022, respectively, which is included in other liabilities in the Condensed Consolidated Balance Sheets.

15. Supplemental Cash Flow Information

	Three Months Ended June 30,
	2022	2021
Non-cash financing activities:
Dividends declared but not paid	$14,800	$12,600
Member distributions declared but not paid	$10,754	$3,028

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and did not meet the Company’s criteria for revenue recognition in the amounts of $1,102,214 and $1,191,066, net of amounts attributable to non-controlling interests, at June 30, 2022 and March 31, 2022, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $275,554 and $297,766 as of June 30, 2022 and March 31, 2022, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $192,952 and $186,164 as of June 30, 2022 and March 31, 2022, respectively.

The Company has unrealized gains on its investments valued under the measurement alternative of $58,060 as of June 30, 2022, of which up to 15% may be accrued as a discretionary bonus as those gains are realized.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended June 30,
	2022	2021
Operating lease costs	$2,059	$3,382
Variable lease costs	$237	$205
Cash paid for amounts included in the measurement of operating lease liabilities	$1,939	$1,500

Weighted average remaining lease term (in years)	14.4	15.6
Weighted average discount rate	3.2%	3.4%

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

As of June 30, 2022, the maturities of operating lease liabilities were as follows:

Remainder of FY2022	$5,910
FY2023	7,411
FY2024	7,002
FY2025	6,483
FY2026	6,628
Thereafter	70,239
Total lease payments	103,673
Less: imputed interest	(23,240)
Total operating lease liabilities	$80,433

17. Subsequent Events

On August 2, 2022, the Company declared a quarterly dividend of $0.40 per share of Class A common stock to record holders at the close of business on September 15, 2022. The payment date will be October 6, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Form 10-K for a more complete understanding of our financial position and results of operations.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2022 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2022 and fiscal 2021 are to our fiscal years ended March 31, 2022, and 2021, respectively.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $83 billion of our assets under management (“AUM”) as of June 30, 2022.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that invest primarily in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $26 billion of our AUM as of June 30, 2022.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $724 billion of assets under advisement (“AUA”) as of June 30, 2022.

•Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions in-kind from private equity funds.
•Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but also on a stand-alone, fee-for-service basis. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database for transparency and powerful analytics. Our data, as well as our benchmarking and forecasting models, are accessible through our proprietary technology solution, Cobalt LP, on a stand-alone, subscription basis.
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
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value in, our specialized funds. The management fee during the commitment period is often charged on capital commitments and after the commitment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partners commit early in the offering period or if the limited partners are investors in our other funds.
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
Non-controlling interests
Non-controlling interests reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by us. Non-controlling interests are presented as separate components in our consolidated statements of income to clearly distinguish between our interests and the economic interests of third parties and employees in those entities.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2022 and 2021. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
($ in thousands)	2022	2021
Revenues
Management and advisory fees	$85,946	$73,884
Incentive fees	49,524	2,364
Consolidated variable interest entities related:
Incentive fees	39	2,747
Total revenues	135,509	78,995
Expenses
Compensation and benefits	52,194	26,732
General, administrative and other	20,513	16,154
Consolidated variable interest entities related:
General, administrative and other	277	359
Total expenses	72,984	43,245
Other income (expense)
Equity in (loss) income of investees	(625)	20,049
Interest expense	(1,495)	(1,165)
Interest income	168	423
Non-operating income	4,343	3,603
Consolidated variable interest entities related:
Equity in income of investees	732	229
Unrealized income (loss)	1,966	(2,244)
Total other income (expense)	5,089	20,895
Income before income taxes	67,614	56,645
Income tax expense	11,488	11,964
Net income	56,126	44,681
Less: Income attributable to non-controlling interests in general partnerships	308	213
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	20,168	19,296
Less: Income (loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,166	(2,996)
Net income attributable to Hamilton Lane Incorporated	$33,484	$28,168

Revenues

	Three Months Ended June 30,
($ in thousands)	2022	2021
Management and advisory fees
Specialized funds	$43,649	$33,388
Customized separate accounts	28,375	24,500
Advisory	6,248	6,366
Reporting and other	6,318	5,282
Distribution management	496	4,121
Fund reimbursement revenue	860	227
Total management and advisory fees	85,946	73,884
Incentive fees	49,563	5,111
Total revenues	$135,509	$78,995

Three months ended June 30, 2022 compared to three months ended June 30, 2021
Total revenues increased $56.5 million, or 72%, to $135.5 million, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $12.1 million, or 16%, to $85.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Specialized funds revenue increased $10.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due primarily to a $5.8 million increase in revenue from our evergreen funds, a $2.4 million increase in revenue from our latest direct equity fund, and a $1.0 million increase in revenue from our latest secondary fund which added $1.5 billion, $0.8 billion, and $0.5 billion, respectively, in fee-earning AUM between periods. Revenue from our latest direct equity fund included $0.6 million in retroactive fees for the three months ended June 30, 2022. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $3.9 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to the addition of several new accounts and additional allocations from existing accounts. Distribution management revenue decreased $3.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to decreased distribution activity.
Incentive fees increased $44.5 million to $49.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to increases in incentive fees from both customized separate accounts and specialized funds.

Expenses
Three months ended June 30, 2022 compared to three months ended June 30, 2021
Total expenses increased $29.7 million, or 69%, to $73.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $25.5 million, or 95%, to $52.2 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to increases in base compensation and benefits and incentive fee compensation. Base compensation and benefits increased $14.8 million, or 64%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due primarily to an increase in our bonus plan accrual related to the increase in incentive fee revenue. Incentive fee compensation increased $11.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $4.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This change consisted primarily of a $1.3 million increase in consulting and professional fees, a $0.9 million increase in travel expense, and a $0.6 million increase in third-party commissions.
Other Income (Expense)
The following table shows the equity in income of investees included in other income (expense):

	Three Months Ended June 30,
($ in thousands)	2022	2021
Equity in income (loss) of investees
Primary funds	$1,265	$1,828
Direct investment funds	(1,559)	7,654
Secondary funds	84	2,483
Customized separate accounts	(176)	7,293
Other equity method investments	493	1,020
Total equity in income (loss) of investees	$107	$20,278

Three months ended June 30, 2022 compared to three months ended June 30, 2021
Other income decreased $15.8 million to $5.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due primarily to a decrease in equity in income of investees.
Equity in income of investees decreased $20.2 million to $0.1 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. This was due primarily to the prior year gains from increases in public market valuations during the quarter ended March 31, 2021.
Non-operating income increased $5.0 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due primarily to a $6.7 million gain on a technology investment.
Other income of consolidated VIEs increased $4.7 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due primarily to the change in fair value of the warrants of our sponsored SPAC.

Income Tax Expense
Our effective tax rate was 17.0% and 21.1% for the three months ended June 30, 2022 and 2021, respectively. These rates were different than the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rate for the three months ended June 30, 2022 was less than the effective tax rate for the three months ended June 30, 2021 primarily due to a valuation allowance for deferred tax assets not expected to be realized, which was lower in the three months ended June 30, 2022 than the three months ended June 30, 2021.
Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended June 30,			Three Months Ended June 30,
($ in millions)	2022			2021
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$30,938	$18,193	$49,131	$25,664	$16,341	$42,005
Contributions (1)	1,902	1,435	3,337	1,573	936	2,509
Distributions (2)	(1,142)	(179)	(1,321)	(1,007)	(941)	(1,948)
Foreign exchange, market value and other (3)	51	(77)	(26)	147	48	195
Balance, end of period	$31,749	$19,372	$51,121	$26,377	$16,384	$42,761

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
Three months ended June 30, 2022
Fee-earning AUM increased $2.0 billion to $51.1 billion during the three months ended June 30, 2022, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.8 billion, or 3%, to $31.7 billion for the three months ended June 30, 2022. Customized separate accounts contributions were $1.9 billion for the three months ended June 30, 2022, due to new allocations from existing clients and the addition of new clients. Distributions were $1.1 billion for the three months ended June 30, 2022 due to $0.5 billion from accounts moving from a committed to net invested capital fee base, $0.3 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.3 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $1.2 billion, or 6%, to $19.4 billion for the three months ended June 30, 2022. Specialized fund contributions were $1.4 billion for the three months ended June 30, 2022, due primarily to $0.5 billion from our latest secondary fund and $0.4 billion from our evergreen funds. Distributions were $0.2 billion for the three months ended June 30, 2022, due to $0.1 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.1 billion from accounts reaching the end of their fund term.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
($ in thousands)	2022	2021
Net income attributable to Hamilton Lane Incorporated	$33,484	$28,168
Income attributable to non-controlling interests in general partnerships	308	213
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	20,168	19,296
Income (loss) attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,166	(2,996)
Incentive fees	(49,563)	(5,111)
Incentive fee related compensation (1)	23,541	2,383
SPAC related general, administrative and other expenses	276	359
Interest income	(168)	(423)
Interest expense	1,495	1,165
Income tax expense	11,488	11,964
Equity in income of investees	(107)	(20,278)
Non-operating income	(6,309)	(1,359)
Fee Related Earnings	$36,779	$33,381
Depreciation and amortization	1,764	1,378
Equity-based compensation	1,897	2,341
Incentive fees	49,563	5,111
Incentive fees attributable to non-controlling interests	(3)	(95)
Incentive fee related compensation (1)	(23,541)	(2,383)
Interest income	168	423
Adjusted EBITDA	$66,627	$40,156
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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands, except share and per-share amounts)	2022	2021
Net income attributable to Hamilton Lane Incorporated	$33,484	$28,168
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	20,168	19,296
Income tax expense	11,488	11,964
Adjusted pre-tax net income	65,140	59,428
Adjusted income taxes (1)	(15,568)	(14,144)
Adjusted net income	$49,572	$45,284

Weighted-average shares of Class A common stock outstanding - diluted	53,706,941	36,128,994
Exchange of Class B and Class C units in HLA (2)	—	17,553,234
Adjusted shares outstanding	53,706,941	53,682,228

Non-GAAP earnings per share	$0.92	$0.84

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.9% and 23.8% for the three month periods ended June 30, 2022 and 2021, respectively, applied to adjusted pre-tax net income. The 23.9% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.9%. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement. For the three months ended June 30, 2022, the full exchange of Class B and Class C units is already included within the GAAP Weighted-average shares of Class A common stock outstanding - diluted.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through March 31, 2022 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	514	1.7	1.6	11.8%	9.0%	68 bps	(175) bps	403 bps	155 bps
PEF VII	2010	262	288	1.6	1.7	13.4%	9.5%	(103) bps	(481) bps	297 bps	(85) bps
PEF VIII	2012	427	419	1.5	1.6	11.4%	8.8%	(315) bps	(578) bps	41 bps	(221) bps
PEF IX	2015	517	497	2.0	1.9	22.9%	21.2%	662 bps	469 bps	1,016 bps	824 bps
PEF X	2018	278	200	1.5	1.4	25.4%	21.1%	646 bps	95 bps	1,067 bps	510 bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63) bps	341 bps	157 bps
Secondary Fund II	2008	591	596	1.5	1.4	19.9%	13.5%	458 bps	(191) bps	875 bps	214 bps
Secondary Fund III	2012	909	837	1.5	1.4	14.3%	12.1%	43 bps	(201) bps	433 bps	193 bps
Secondary Fund IV	2016	1,916	2,036	1.7	1.6	21.7%	22.5%	426 bps	484 bps	801 bps	857 bps
Secondary Fund V	2019	3,929	3,090	1.5	1.5	49.3%	56.5%	3,280 bps	3,890 bps	3,784 bps	4,422 bps
Direct/Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(570) bps	(746) bps	(319) bps	(502) bps
Co-Investment Fund II	2008	1,195	1,157	2.1	1.8	17.9%	14.2%	545 bps	159 bps	926 bps	536 bps
Co-Investment Fund III	2014	1,243	1,275	2.0	1.8	19.1%	15.9%	390 bps	83 bps	741 bps	430 bps
Co-Investment Fund IV	2018	1,698	1,468	2.1	1.9	33.7%	32.5%	1,409 bps	1,222 bps	1,789 bps	1,603 bps
Equity Opportunities Fund V	2021	1,539	836	1.1	1.1	20.3%	23.5%	1,431 bps	2,274 bps	1,993 bps	2,773 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.7%	551 bps	219 bps	857 bps	521 bps
Strat Opps 2016	2016	214	216	1.3	1.2	11.4%	9.0%	508 bps	271 bps	663 bps	427 bps
Strat Opps 2017	2017	435	448	1.3	1.2	12.6%	10.1%	806 bps	538 bps	866 bps	614 bps
Strat Opps 2018	2018	889	851	1.2	1.2	10.3%	8.3%	582 bps	343 bps	714 bps	472 bps
Stat Opps 2019	2019	762	696	1.2	1.1	13.7%	10.7%	951 bps	521 bps	884 bps	440 bps
Stat Opps 2020	2021	898	746	1.0	1.0	5.8%	5.4%	870 bps	813 bps	318 bps	301 bps
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2022. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of June 30, 2022 and March 31, 2022, our cash and cash equivalents were $83.1 million and $72.1 million, respectively.
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

Loan Agreements
We maintain a Term Loan and Security Agreement, as amended (the “Term Loan Agreement”), a Revolving Loan and Security Agreement, as amended (the “Revolving Loan Agreement”), and a Multi-Draw Term Loan and Security Agreement, as amended (the “Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement and the Revolving Loan Agreement, the “Loan Agreements”), with First Republic Bank (“First Republic”). The Term Loan Agreement has a maturity date of July 1, 2027 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of June 30, 2022, we had an outstanding balance of $96.3 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate through March 24, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $25 million and has a maturity date of March 24, 2023. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of June 30, 2022, we had an outstanding balance of $25.0 million under the Revolving Loan Agreement.

The Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. Advances could be drawn through March 31, 2022 and the interest rate is a fixed per annum rate of 3.50%. As of June 30, 2022, we had an outstanding balance of $100.0 million under the Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of June 30, 2022 and March 31, 2022, the principal amount of debt outstanding equaled $221.3 million and $171.8 million, respectively. During the quarter ended June 30, 2022, we borrowed an additional $25.0 million under our term loan and drew down $25.0 million under our Revolving Loan Agreement to fund contributions to our funds as well as other non-fund investments.
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
In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires 12 months after the date of the first acquisition under the authorization. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available. Our board of directors periodically reviews the Stock Repurchase Program and most recently re-approved it in December 2021.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2022 and March 31, 2022, we were required to maintain approximately $4.0 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Cash Flows
Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$60,952	$32,389
Net cash used in investing activities	$(56,453)	$(4,431)
Net cash provided by (used in) financing activities	$6,496	$(42,087)
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the three months ended June 30, 2022 and 2021, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our investments. For the three months ended June 30, 2022 and 2021, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment and net contributions to our funds. Additionally, during the three months ended June 30, 2022, we made other non-fund investments.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the three months ended June 30, 2022 and 2021, our net cash used in financing activities was driven primarily by dividends paid to shareholders and distributions to HLA members. Additionally, during the three months ended June 30, 2022, we borrowed additional amounts under our existing term loan and revolving credit facility in order to fund contributions to our funds and other non-fund investments.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements discussed in our 2022 Form 10-K.

Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2022 Form 10-K.

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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.
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
Interest Rate Risk
 As of June 30, 2022, we had $221.3 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 3.25% as of June 30, 2022. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 3.25% as of June 30, 2022.
Based on the floating rate component of our Loan Agreements payable as of June 30, 2022, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $1.2 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

41

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1-30, 2022	—	$—	—	$50,000,000
May 1-31, 2022	—	$—	—	$50,000,000
June 1-30, 2022	27	$68.79	—	$50,000,000
Total	27	$68.79	—	$50,000,000

(1) Represents shares of Class A common stock tendered by an employee as payment of taxes withheld on the vesting of restricted stock granted under HLI’s 2017 Equity Incentive Plan.

(2) On November 6, 2018, we announced that our board of directors authorized a program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million (the “Stock Repurchase Program”). The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, so the full purchase authority remains available under this program, which expires 12 months after the date of the first acquisition under the authorization. Our board of directors most recently re-approved the Stock Repurchase Program in December 2021.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of August 2022.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller