Form 10-Q
period 2022-09-30
Hamilton Lane INC
filed 2022-11-01
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 28, 2022, there were 37,866,085 shares of the registrant’s Class A common stock, par value $0.001, and 15,948,744 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2022	2022
Assets
Cash and cash equivalents	$121,764	$72,138
Restricted cash	3,078	4,023
Fees receivable	47,496	51,869
Prepaid expenses	5,520	6,858
Due from related parties	7,481	1,872
Furniture, fixtures and equipment, net	28,920	28,842
Lease right-of-use assets, net	64,150	65,636
Investments	533,889	503,789
Deferred income taxes	237,207	245,046
Other assets	26,503	28,162
Assets of consolidated variable interest entities:
Cash and cash equivalents	512	36
Investments held in trust	276,592	276,016
Investments	34,217	10,036
Other assets	413	623
Total assets	$1,387,742	$1,294,946
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$1,942	$2,827
Accrued compensation and benefits	64,210	20,117
Accrued members’ distributions	10,754	27,119
Accrued dividend	14,803	12,947
Debt	194,115	171,326
Payable to related parties pursuant to tax receivable agreement	179,602	180,536
Lease liabilities	79,979	82,244
Other liabilities (includes $13,080 and $13,818 at fair value)	30,968	47,669
Liabilities of consolidated variable interest entities:
Other liabilities	10,391	12,675
Total liabilities	586,764	557,460

Commitments and contingencies (Note 16)

Redeemable non-controlling interests	276,000	276,000

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 37,866,085 and 37,280,697 issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	38	37
Class B common stock, $0.001 par value, 50,000,000 authorized; 15,953,682 and 16,033,359 issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	16	16
Additional paid-in-capital	164,763	161,676
Retained earnings	225,957	185,149
Total Hamilton Lane Incorporated stockholders’ equity	390,774	346,878
Non-controlling interests in general partnerships	3,820	3,423
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	130,384	111,185
Total equity	524,978	461,486
Total liabilities, redeemable non-controlling interests and equity	$1,387,742	$1,294,946
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues
Management and advisory fees	$92,880	$75,934	$178,826	$149,818
Incentive fees	59,237	21,362	108,760	23,726
Consolidated variable interest entities related:
Incentive fees	1,265	(976)	1,305	1,771
Total revenues	153,382	96,320	288,891	175,315
Expenses
Compensation and benefits	60,364	33,292	112,558	60,024
General, administrative and other	22,836	16,256	43,350	32,410
Consolidated variable interest entities related:
General, administrative and other	356	271	632	630
Total expenses	83,556	49,819	156,540	93,064
Other income (expense)
Equity in (loss) income of investees	(7,518)	27,208	(8,143)	47,257
Interest expense	(2,114)	(1,166)	(3,609)	(2,331)
Interest income	1,107	39	1,276	462
Non-operating income	11,738	24,854	16,081	28,457
Consolidated variable interest entities related:
Equity in (loss) income of investees	(91)	240	641	469
Unrealized income (loss)	280	1,176	2,246	(1,068)
Total other income (expense)	3,402	52,351	8,492	73,246
Income before income taxes	73,228	98,852	140,843	155,497
Income tax expense	15,489	14,032	26,977	25,996
Net income	57,739	84,820	113,866	129,501
Less: Income attributable to non-controlling interests in general partnerships	43	73	351	286
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	22,012	31,372	42,180	50,668
Less: Income (loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	803	1,230	2,970	(1,766)
Net income attributable to Hamilton Lane Incorporated	$34,881	$52,145	$68,365	$80,313

Basic earnings per share of Class A common stock	$0.98	$1.41	$1.89	$2.20
Diluted earnings per share of Class A common stock	$0.97	$1.41	$1.88	$2.19
Dividends declared per share of Class A common stock	$0.40	$0.35	$0.80	$0.70
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2022	$37	$16	$161,676	$185,149	$3,423	$111,185	$461,486
Net income	—	—	—	68,365	351	42,180	110,896
Equity-based compensation	—	—	2,746	—	—	1,236	3,982
Repurchase of Class A shares for employee tax withholding	—	—	(64)	—	—	(29)	(93)
Dividends declared	—	—	—	(29,603)	—	—	(29,603)
Capital contributions to non-controlling interests, net	—	—	—	—	46	—	46
Member distributions	—	—	—	—	—	(25,707)	(25,707)
Employee Share Purchase Plan share issuance	1	—	689	—	—	311	1,001
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	2,046	—	924	2,970
Equity reallocation between controlling and non-controlling interests	—	—	(284)	—	—	284	—
Balance at September 30, 2022	$38	$16	$164,763	$225,957	$3,820	$130,384	$524,978

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2021	$36	$17	$150,564	$87,512	$2,211	$73,861	$314,201
Net income	—	—	—	80,313	286	50,668	131,267
Equity-based compensation	—	—	2,691	—	—	1,304	3,995
Repurchase of Class A shares for employee tax withholding	—	—	(220)	—	—	(385)	(605)
Deferred tax adjustment	—	—	2,720	—	—	—	2,720
Dividends declared	—	—	—	(25,513)	—	—	(25,513)
Capital contributions from non-controlling interests, net	—	—	—	—	407	—	407
Member distributions	—	—	—	—	—	(21,337)	(21,337)
Secondary offerings	1	(1)	4,097	—	—	(4,098)	(1)
Employee Share Purchase Plan share issuance	—	—	596	—	—	288	884
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	(1,182)	—	(584)	(1,766)
Equity reallocation between controlling and non-controlling interests	—	—	552	—	—	(552)	—
Balance at September 30, 2021	$37	$16	$161,000	$141,130	$2,904	$99,165	$404,252

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2022	$37	$16	$163,129	$205,325	$3,632	$118,835	$490,974
Net income	—	—	—	34,881	43	22,012	56,936
Equity-based compensation	—	—	1,439	—	—	646	2,085
Repurchase of Class A shares for employee tax withholding	—	—	(64)	—	—	(29)	(93)
Dividends declared	—	—	—	(14,803)	—	—	(14,803)
Capital contributions to non-controlling interests, net	—	—	—	—	145	—	145
Member distributions	—	—	—	—	—	(11,586)	(11,586)
Employee Share Purchase Plan share issuance	1	—	356	—	—	160	517
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	554	—	249	803
Equity reallocation between controlling and non-controlling interests	—	—	(97)	—	—	97	—
Balance at September 30, 2022	$38	$16	$164,763	$225,957	$3,820	$130,384	$524,978

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2021	$36	$17	$150,345	$103,080	$2,561	$83,385	$339,424
Net income	—	—	—	52,145	73	31,372	83,590
Equity-based compensation	—	—	1,118	—	—	536	1,654
Repurchase of Class A shares for employee tax withholding	—	—	(174)	—	—	—	(174)
Deferred tax adjustment	—	—	2,720	—	—	(363)	2,357
Dividends declared	—	—	—	(12,913)	—	—	(12,913)
Capital contribution to non-controlling interests, net	—	—	—	—	270	—	270
Member distributions	—	—	—	—	—	(11,672)	(11,672)
Secondary offerings	1	(1)	4,097	—	—	(4,098)	(1)
Employee Share Purchase Plan share issuance	—	—	329	—	—	158	487
Adjustment of redeemable non-controlling interest to redemption value	—	—	2,013	(1,182)	—	399	1,230
Equity reallocation between controlling and non-controlling interests	—	—	552	—	—	(552)	—
Balance at September 30, 2021	$37	$16	$161,000	$141,130	$2,904	$99,165	$404,252

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2022	2021
Operating activities:
Net income	$113,866	$129,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,577	2,452
Change in deferred income taxes	7,839	16,330
Change in payable to related parties pursuant to tax receivable agreement	(934)	(1,030)
Equity-based compensation	3,982	3,995
Equity in loss (income) of investees	8,143	(47,257)
Gain on sale of investment	(9,783)	—
Fair value adjustment of other investments	(5,352)	(27,838)
Proceeds received from partnerships	8,503	11,402
Non-cash lease expense	2,903	6,340
Other	40	34
Changes in operating assets and liabilities:
Fees receivable	4,373	(12,509)
Prepaid expenses	1,338	1,970
Due from related parties	(5,608)	775
Other assets	944	(546)
Accounts payable	(885)	(1,049)
Accrued compensation and benefits	44,093	11,418
Lease liability	(3,682)	(1,327)
Other liabilities	(14,209)	(9,560)
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	(2,246)	1,068
Equity in income of investees	(641)	(469)
Other assets and liabilities	(407)	223
Net cash provided by operating activities	155,854	83,923
Investing activities:
Purchase of furniture, fixtures and equipment	(2,490)	(6,684)
Cash paid for acquisition of business	(1,500)	(10,096)
Loan to investee	(535)	—
Purchase of other investments	(27,236)	(798)
Proceeds from sale of investments	10,000	—
Distributions from investments	1,406	12,739
Distributions received from Partnerships	9,240	20,956
Contributions to Partnerships	(49,553)	(35,726)
Net cash used in investing activities	(60,668)	(19,609)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2022	2021
Financing activities:
Proceeds from offerings	—	73,833
Purchase of membership interests	—	(73,833)
Borrowings of debt	25,000	—
Repayments of debt	(2,164)	(926)
Draw-down on revolver	25,000	—
Repayment of revolver	(25,000)	(15,000)
Repurchase of Class A shares for employee tax withholding	(93)	(605)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,001	884
Dividends paid	(27,747)	(23,801)
Members’ distributions paid	(42,072)	(26,003)
Other	—	(76)
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	355	743
Distributions to non-controlling interest in general partnerships	(309)	(336)
Net cash used in financing activities	(46,029)	(65,120)
Increase (decrease) in cash, cash equivalents, and restricted cash	49,157	(806)
Cash, cash equivalents, and restricted cash at beginning of the period	76,197	90,377
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the period	$125,354	$89,571

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Balance Sheets:
	As of September 30,
	2022	2021
Cash and cash equivalents	$121,764	$85,962
Restricted cash	3,078	3,315
Cash and cash equivalents held at consolidated variable interest entities	512	294
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$125,354	$89,571
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1.Organization

Hamilton Lane Incorporated (“HLI”) is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of September 30, 2022 and March 31, 2022, HLI held approximately 69.0% and 68.9%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

Recent Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board issued Accounting Standard Update ("ASU") 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendments in this update clarify the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual sale restrictions and introduce new disclosure requirements related to such equity securities. The amendments are effective for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
Management and advisory fees	2022	2021	2022	2021
Specialized funds	$47,150	$36,314	$90,799	$69,702
Customized separate accounts	29,383	24,934	57,758	49,434
Advisory	6,211	6,297	12,460	12,663
Reporting and other	6,133	5,709	12,450	10,991
Distribution management	771	2,022	1,267	6,143
Fund reimbursement revenue	3,232	658	4,092	885
Total management and advisory fees	$92,880	$75,934	$178,826	$149,818

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive fees	2022	2021	2022	2021
Specialized funds	$51,929	15,478	$94,137	$17,137
Customized separate accounts	7,308	5,884	14,623	6,589
Consolidated variable interest related:
Specialized funds	1,265	(976)	1,305	1,771
Total incentive fees	$60,502	$20,386	$110,065	$25,497

4. Investments

Investments consist of the following:

	September 30,	March 31,
	2022	2022
Equity method investments in Partnerships	$326,118	$326,296
Other equity method investments	—	1,573
Other investments	17,748	19,820
Investments valued under the measurement alternative	190,023	156,100
Total Investments	$533,889	$503,789

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships.

During the quarter ended September 30, 2022, the Company sold its ownership interests in its joint venture that automates the collection of fund and underlying portfolio company data from general partners, Private Markets Connect, for $10,000 and recognized a gain of $9,783 which is recorded in non-operating income in the Condensed Consolidated Statement of Income. Immediately preceding the sale, the Company received a distribution from the joint venture of $1,406.

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

The Company recognized a loss on other investments held as collateral of $817 and $94 during the three and six months ended September 30, 2022, respectively, and a gain of $186 and $1,000 during the three and six months ended September 30, 2021, respectively, that are recorded in non-operating income. The Company recognized a gain on the secured financing liability of $817 and $94 during the three and six months ended September 30, 2022, respectively, and a loss of $186 and $1,000 during the three and six months ended September 30, 2021, respectively, that are recorded in non-operating income in the Condensed Consolidated Statement of Income.

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

During the quarter ended September 30, 2022, the Company made investments in two private companies. The Company invested $3,000 in a digital platform that offers financial planning and portfolio management tools to retail and accredited investors. The Company invested $4,000 in a cloud-based treasury and liquidity solution for investment management firms. Due to the lack of readily determinable fair values for these investments, over which the Company does not have significant influence, the Company will value the investments under the measurement alternative.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

5. Fair Value Measurement

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$4,668	$—	$13,080	$17,748	$10,673
Investments held in trust	276,592	—	—	276,592	276,000
Total financial assets	$281,260	$—	$13,080	$294,340	$286,673

Financial liabilities:
Warrant liability(1)	$549	$88	$—	$637
Secured financing(2)	—	—	13,080	13,080
Total financial liabilities	$549	$88	$13,080	$13,717

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$6,002	$—	$13,818	$19,820	$10,853
Investments held in trust	276,016	—	—	276,016	276,000
Total financial assets	$282,018	$—	$13,818	$295,836	$286,853

Financial liabilities:
Warrant liability(1)	$2,484	$399	$—	$2,883
Secured financing(2)	—	—	13,818	13,818
Total financial liabilities	$2,484	$399	$13,818	$16,701
(1) Warrant liability is recorded within other liabilities of consolidated variable interests in the Condensed Consolidated Balance Sheet.
(2) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheet.

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of June 30, 2022	$6,404	$773	$5,754	$12,931
Contributions	22	—	—	22
Distributions	(690)	—	—	(690)
Net gain (loss)	516	(5)	306	817
Balance as of September 30, 2022	$6,252	$768	$6,060	$13,080

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of March 31, 2022	$7,024	$774	$6,020	$13,818
Contributions	22	—	—	22
Distributions	(854)	—	—	(854)
Net gain (loss)	60	(6)	40	94
Balance as of September 30, 2022	$6,252	$768	$6,060	$13,080

	Private equity funds	Direct credit investments	Direct equity investments	Publicly traded equity security	Total other investments
Balance as of June 30, 2021	$6,766	$795	$6,312	$6,455	$20,328
Contributions	10	—	—	—	10
Distributions	(59)	—	—	—	(59)
Net gain (loss)	442	(12)	(244)	(333)	(147)
Balance as of September 30, 2021	$7,159	$783	$6,068	$6,122	$20,132

Balance as of March 31, 2021	$6,254	$985	$6,059	$—	$13,298
Contributions	40	—	28	—	68
Distributions	(154)	(202)	—	—	(356)
Net gain (loss)	1,019	—	(19)	(333)	667
Transfer in	—	—	—	6,455	6,455
Balance as of September 30, 2021	$7,159	$783	$6,068	$6,122	$20,132

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of financial assets were as follows, as of September 30, 2022:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$6,252	Adjusted net asset value	Selected market return	(0.6)%	-	1.5%	1.1%
Direct credit investments	$768	Discounted cash flow	Market yield	13.8%	-	13.8%	13.8%
Direct equity investments	$6,060	Market approach	EBITDA multiple	8.00x	-	13.75x	11.06x
		Market approach	Equity multiple	1.52x			1.52x

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

6. Acquisitions

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,096, of which $10,096 was paid on the closing date of the acquisition. The remaining $3,000 will be paid in two equal installments on the first and second anniversaries of the closing. On April 1, 2022, the Company paid the first of the two equal installments. The purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,946. The Company recorded $7,145 of definite lived intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed are not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of 361 Capital, LLC were not material for the three and six months ended September 30, 2022 and 2021, and therefore, pro forma information related to this acquisition is not presented.

In August 2022, the Company entered into an agreement to effect the transfer of the advisory arrangement to a third party for an agreed upon percentage of the respective funds’ management fees over two calendar years following the closing. The transaction is contingent upon customary closing conditions, including approval of fund shareholders, and is expected to close during fiscal year 2023. Given the executed sales agreement, the Company classified the management contracts as held for sale and is no longer amortizing the assets.

7. Variable Interest Entities

The Company consolidates certain variable interest entities (“VIEs”) in which it is determined that the Company is the primary beneficiary.

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships and a Partnership in which it is currently the primary beneficiary, which are not wholly-owned by the Company. The total assets of these consolidated VIEs are $34,582 and $10,036 as of September 30, 2022 and March 31, 2022, respectively, and are recorded in investments of consolidated variable interest entities in the Condensed Consolidated Balance Sheets. The consolidated VIEs had no liabilities as of September 30, 2022 and March 31, 2022. The assets of the consolidated general partner VIEs represent equity method-investments in direct investment funds and customized separate accounts and the assets of the consolidated Partnership VIE represent cash and direct credit investments. The assets may only be used to settle obligations of the respective consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company sponsors and consolidates Hamilton Lane Alliance Holdings I, Inc. (“HLAH”) through HL Alliance Holdings Sponsor LLC, an indirect wholly-owned subsidiary of the Company. On January 15, 2021, HLAH completed an IPO raising total gross proceeds of $276,000 which were placed in a trust and can only be utilized for funding a business combination or the redemption of Class A shares of HLAH. In a private placement concurrent with the IPO, HLAH sold warrants to HL Alliance Holdings Sponsor LLC for gross proceeds of $7,520 which were used by HLAH to pay the offering costs and also to provide working capital. The total assets of HLAH were $277,517 and $276,675 as of September 30, 2022 and March 31, 2022, respectively. The total liabilities of HLAH were $10,391 and $12,675 as of September 30, 2022 and March 31, 2022, respectively. The assets of HLAH held outside of the trust can only be used to settle obligations of HLAH, and there is no recourse to the Company for HLAH’s liabilities. All warrants and Class B common stock of HLAH held by the Company are eliminated in consolidation.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of September 30, 2022, the total remaining unfunded commitments from the Company’s general partner entities to the nonconsolidated VIEs was $128,646. Investor commitments are the primary source of financing for the nonconsolidated VIEs.

The maximum exposure to loss represents the potential loss of assets recognized by the Company relating to these nonconsolidated entities. The Company believes that its maximum exposure to loss is limited because it establishes separate limited partnerships or limited liability companies to serve as the general partner or managing member of the Partnerships.

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheet related to the Company’s interests in these nonconsolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30,	March 31,
	2022	2022
Investments	$185,593	$191,378
Fees receivable	14,860	9,754
Due from related parties	975	778
Total VIE Assets	201,428	201,910
Less: Non-controlling interests	(1,946)	(1,873)
Maximum exposure to loss	$199,482	$200,037

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8. Debt

The Company’s debt consisted of the following:

	As of September 30, 2022			As of March 31, 2022
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$94,590	$94,348	4.75%	$71,754	$71,574	2.25%
Multi-Draw Facility	100,000	99,767	3.50%	100,000	99,752	3.50%
Total Debt	$194,590	$194,115		$171,754	$171,326

The carrying value of the Company’s outstanding debt as of September 30, 2022 and March 31, 2022 approximated fair value except for the multi-draw facility which had an estimated fair value of $84,612 as of September 30, 2022. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

9. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2022:

	Class A Common Stock	Class B Common Stock
March 31, 2022	37,280,697	16,033,359
Forfeitures	(1,402)	(79,677)
Shares repurchased for employee tax withholdings	(1,320)	—
Awards granted	569,442	—
Shares issued pursuant to Employee Share Purchase Plan	18,668	—
September 30, 2022	37,866,085	15,953,682

10. Equity-Based Compensation

Restricted Stock Awards

A summary of restricted stock activity for the six months ended September 30, 2022 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2022	281,307	$67.50
Granted	41,160	$66.97
Vested	(8,094)	$82.76
Forfeited	(1,402)	$80.73
September 30, 2022	312,971	$66.97

As of September 30, 2022, total unrecognized compensation expense related to restricted stock was $17,252.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Performance Awards

The Company granted performance stock awards to certain employees that are subject to both a market-based vesting and a service-based vesting condition (“Performance Awards”). The Performance Awards will vest based upon (i) the market price of HLI Class A common stock achieving certain price thresholds from $150 per share to $230 per share and (ii) continued employment through the date the price target is met (with a minimum of five years of service required after the grant date for vesting). If the price target is met prior to the fifth anniversary of the grant date, the vesting date will be the fifth anniversary of the grant date. Holders of the Performance Awards do not participate in dividends until such awards have met both their market-based and service-based vesting requirements.

Due to the existence of the service requirement, the vesting period for these awards will vary with each respective tranche as the employees must be employed with the Company at the point in which the market requirement is met with a minimum of five years of service required after the grant date for vesting. As such, compensation expense will be recognized ratably for each vesting tranche from the grant date to the end for the employee’s service period. The fair value of the awards granted are based on a Monte-Carlo simulation valuation model.

A summary of Performance Award activity for the six months ended September 30, 2022 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2022	—	$—
Granted	528,282	$29.79
Vested	—	$—
Forfeited	—	$—
September 30, 2022	528,282	$29.79

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted September 16, 2022:

Grant Date Fair Value	$29.79
Closing share price as of valuation date	$69.64
Risk Free Rate	3.6%
Volatility	37.0%
Dividend Yield	2.3%

As of September 30, 2022, there was approximately $15,606 of total estimated unrecognized expense related to the unvested Performance Awards, and none of the Performance Awards have met their market price based vesting condition.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Base compensation and benefits	$43,168	$26,537	$81,075	$49,674
Incentive fee compensation	15,111	5,101	27,501	6,355
Equity-based compensation	2,085	1,654	3,982	3,995
Total compensation and benefits	$60,364	$33,292	$112,558	$60,024

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

The Company’s effective tax rate was 21.2% and 19.2% for the three and six months ended September 30, 2022, respectively, and 14.2% and 16.7% for the three and six months ended September 30, 2021, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.

As of September 30, 2022, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$34,881			$52,145
Impact of changes in carrying amount of redeemable NCI	1,333			(951)
Basic EPS of Class A common stock	$36,214	37,009,309	$0.98	51,194	36,217,511	$1.41
Adjustment to net income:
Assumed vesting of employee awards	17			66
Assumed conversion of Class B and Class C Units	15,825			—
Effect of dilutive securities:
Assumed vesting of employee awards		60,790			125,104
Assumed conversion of Class B and Class C Units		16,675,834			—
Diluted EPS of Class A common stock	$52,056	53,745,933	$0.97	$51,260	36,342,615	$1.41

	Six Months Ended September 30, 2022			Six Months Ended September 30, 2021
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$68,365			$80,313
Impact of changes in carrying amount of redeemable NCI	1,713			(951)
Basic EPS of Class A common stock	$70,078	37,000,150	$1.89	$79,362	36,110,885	$2.20
Adjustment to net income:
Assumed vesting of employee awards	9			52
Assumed conversion of Class B and Class C Units	31,007			—
Effect of dilutive securities:
Assumed vesting of employee awards		48,816			118,872
Assumed conversion of Class B and Class C Units		16,675,834			—
Diluted EPS of Class A common stock	$101,094	53,724,800	$1.88	$79,414	36,229,757	$2.19

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The adjustments to net income for dilutive securities are based upon the additional income that would be allocated to HLI for the change in its ownership percentage due to the dilutive securities and adjusted for the incremental income tax expense related to the additional allocated income. Net income (loss) recorded by HLI on a standalone basis will determine if the Class B and Class C units are dilutive or antidilutive in each respective period.

The calculation of diluted earnings per share excludes (1) 528,282 Performance Awards for the three and six months ended September 30, 2022 as the market condition was not achieved as of September 30, 2022 and (2) 16,675,834 outstanding Class B and Class C units of HLA for the three and six months ended September 30, 2021, which are exchangeable into Class A common stock under the “if-converted” method because the inclusion of such shares would be antidilutive.

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $67,334 and $128,044 for the three and six months ended September 30, 2022, respectively, and $50,829 and $97,254 for the three and six months ended September 30, 2021, respectively. The Company earned incentive fees from Partnerships of $59,714 and $108,893 for the three and six months ended September 30, 2022, respectively, and $19,759 and $24,334 for the three and six months ended September 30, 2021, respectively.

Fees receivable from the Partnerships were $28,425 and $27,728 as of September 30, 2022 and March 31, 2022, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

15. Supplemental Cash Flow Information

	Six Months Ended September 30,
	2022	2021
Establishment of lease liability in exchange for right of use asset	$1,123	$7,950
Non-cash financing activities:
Dividends declared but not paid	$14,803	$12,913
Member distributions declared but not paid	$10,754	$12,211
Establishment of net deferred tax assets related to offerings	$—	$19,783

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and did not meet the Company’s criteria for revenue recognition in the amounts of $984,530 and $1,191,066, net of amounts attributable to non-controlling interests, at September 30, 2022 and March 31, 2022, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $246,133 and $297,766 as of September 30, 2022 and March 31, 2022, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $205,039 and $186,164 as of September 30, 2022 and March 31, 2022, respectively.

The Company has unrealized gains on its investments valued under the measurement alternative of $59,067 as of September 30, 2022, of which up to 15% may be paid as a discretionary bonus as those gains are realized.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease costs	$2,046	$2,216	$4,104	$5,598
Variable lease costs	$434	$360	$671	$564
Cash paid for amounts included in the measurement of operating lease liabilities	$1,921	$1,637	$3,860	$3,137

Weighted average remaining lease term (in years)			14.3	14.8
Weighted average discount rate			3.2%	3.2%

As of September 30, 2022, the maturities of operating lease liabilities were as follows:

Remainder of FY2023	$3,957
FY2024	7,295
FY2025	6,901
FY2026	6,401
FY2027	6,550
Thereafter	70,177
Total lease payments	101,281
Less: imputed interest	(21,302)
Total operating lease liabilities	$79,979

17. Subsequent Events

On October 20, 2022, HLA modified its existing credit facility with First Republic Bank. The modifications took the form of a new Multi-Draw Term Loan and Security Agreement, as well as amendments to the existing Revolving Loan and Security Agreement, Term Loan and Security Agreement and prior Multi-Draw Term Loan and Security Agreement (collectively, the “Loan Agreements”).

The modifications extended maturity dates and added borrowing capacity across the Loan Agreements, subject to an overall cap of $325 million of loan principal outstanding. The facility is secured by substantially all of HLA’s personal property assets, subject to certain excluded assets. The Loan Agreements contain financial and operational covenants, events of default and remedies that HLA believes to be customary. The modifications to the credit facility are described more particularly on a Form 8-K filed by the Company on October 26, 2022.

On November 1, 2022, the Company declared a quarterly dividend of $0.40 per share of Class A common stock to record holders at the close of business on December 15, 2022. The payment date will be January 6, 2023.

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
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $82 billion of our assets under management (“AUM”) as of September 30, 2022.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that invest primarily in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $25 billion of our AUM as of September 30, 2022.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $717 billion of assets under advisement (“AUA”) as of September 30, 2022.

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

Expenses
Compensation and benefits is our largest expense and consists of (a) base compensation comprising salary, bonuses and benefits paid and payable to employees, (b) equity-based compensation associated with the grants of restricted stock and performance awards and (c) incentive fee compensation, which consists of carried interest and performance fee allocations. We expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels as we expand geographically and create new products and services.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2022 and 2021. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Revenues
Management and advisory fees	$92,880	$75,934	$178,826	$149,818
Incentive fees	59,237	21,362	108,760	23,726
Consolidated variable interest entities related:
Incentive fees	1,265	(976)	1,305	1,771
Total revenues	153,382	96,320	288,891	175,315
Expenses
Compensation and benefits	60,364	33,292	112,558	60,024
General, administrative and other	22,836	16,256	43,350	32,410
Consolidated variable interest entities related:
General, administrative and other	356	271	632	630
Total expenses	83,556	49,819	156,540	93,064
Other income (expense)
Equity in (loss) income of investees	(7,518)	27,208	(8,143)	47,257
Interest expense	(2,114)	(1,166)	(3,609)	(2,331)
Interest income	1,107	39	1,276	462
Non-operating income	11,738	24,854	16,081	28,457
Consolidated variable interest entities related:
Equity in (loss) income of investees	(91)	240	641	469
Unrealized income (loss)	280	1,176	2,246	(1,068)
Total other income (expense)	3,402	52,351	8,492	73,246
Income before income taxes	73,228	98,852	140,843	155,497
Income tax expense	15,489	14,032	26,977	25,996
Net income	57,739	84,820	113,866	129,501
Less: Income attributable to non-controlling interests in general partnerships	43	73	351	286
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	22,012	31,372	42,180	50,668
Less: Income (loss) attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	803	1,230	2,970	(1,766)
Net income attributable to Hamilton Lane Incorporated	$34,881	$52,145	$68,365	$80,313

Revenues
The following table shows total revenues of the Company and its consolidated VIEs:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Management and advisory fees
Specialized funds	$47,150	$36,314	$90,799	$69,702
Customized separate accounts	29,383	24,934	57,758	49,434
Advisory	6,211	6,297	12,460	12,663
Reporting and other	6,133	5,709	12,450	10,991
Distribution management	771	2,022	1,267	6,143
Fund reimbursement revenue	3,232	658	4,092	885
Total management and advisory fees	92,880	75,934	178,826	149,818
Incentive fees	60,502	20,386	110,065	25,497
Total revenues	$153,382	$96,320	$288,891	$175,315
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Total revenues increased $57.1 million, or 59%, to $153.4 million, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $16.9 million, or 22%, to $92.9 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Specialized funds revenue increased $10.8 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to a $5.5 million increase in revenue from our evergreen funds, a $2.8 million increase in revenue from our latest secondary fund, and a $2.6 million increase in revenue from our latest direct equity fund, which added $1.2 billion, $1.1 billion, and $0.9 billion, respectively, in fee-earning AUM between periods. Revenue from our latest direct equity and secondary funds included $0.8 million and $0.7 million, respectively, in retroactive fees for the three months ended September 30, 2022. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $4.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to the addition of several new accounts and additional allocations from existing accounts. Distribution management revenue decreased $1.3 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to decreased distribution activity. Fund reimbursement revenue increased $2.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to the recognition of fund reimbursements from our latest secondary fund in the current year period.
Incentive fees increased $40.1 million to $60.5 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to increases in incentive fees from our specialized funds.

Six months ended September 30, 2022 compared to six months ended September 30, 2021
Total revenues increased $113.6 million, or 65%, to $288.9 million, for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $29.0 million, or 19%, to $178.8 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. Specialized funds revenue increased $21.1 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due primarily to a $11.3 million increase in revenue from our evergreen funds, a $5.1 million increase in revenue from our latest direct equity fund, and a $3.8 million increase in revenue from our latest secondary fund, which added $1.2 billion, $0.9 billion, and $1.1 billion, respectively, in fee-earning AUM between periods. Revenue from our latest direct equity fund included $1.2 million in retroactive fees for the six months ended September 30, 2022. Customized separate accounts revenue increased $8.3 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021 due to the addition of several new accounts and additional allocations from existing accounts. Distribution management revenue decreased $4.9 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021 due to decreased distribution activity. Fund reimbursement revenue increased $3.2 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due primarily to the recognition of fund reimbursements from our latest secondary fund in the current year period.
Incentive fees increased $84.6 million to $110.1 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due primarily to increases in incentive fees from our specialized funds.
Expenses
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Total expenses increased $33.7 million, or 68%, to $83.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $27.1 million, or 81%, to $60.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to increases in base compensation and benefits and incentive fee compensation. Base compensation and benefits increased $16.6 million, or 63%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to an increase in our bonus plan accrual related to the increase in incentive fee revenue. Incentive fee compensation increased $10.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $6.7 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This change consisted primarily of a $2.1 million increase in fund reimbursement expenses, a $0.9 million increase in consulting and professional fees, a $0.9 million increase in travel expense, and a $0.6 million increase in third-party commissions.

Six months ended September 30, 2022 compared to six months ended September 30, 2021
Total expenses increased $63.5 million, or 68%, to $156.5 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021 due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $52.5 million, or 88%, to $112.6 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due to increases in base compensation and benefits and incentive fee compensation. Base compensation and benefits increased $31.4 million, or 63%, for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due primarily to an increase in our bonus plan accrual related to the increase in incentive fee revenue. Incentive fee compensation increased $21.1 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $10.9 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This change consisted primarily of a $2.5 million increase in fund reimbursement expenses, a $2.1 million increase in consulting and professional fees, a $1.9 million increase in travel expense, and a $1.3 million increase in third-party commissions.
Other Income (Expense)
The following table shows the equity in income (loss) of investees of the Company and its consolidated VIEs included in other income (expense):

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Equity in income (loss) of investees
Primary funds	$(938)	$4,168	$328	$5,996
Direct investment funds	(3,633)	6,855	(5,192)	14,509
Secondary funds	(863)	5,266	(780)	7,750
Customized separate accounts	(1,976)	7,866	(2,152)	15,159
Other equity method investments	(199)	3,293	294	4,312
Total equity in income (loss) of investees	$(7,609)	$27,448	$(7,502)	$47,726
Three months ended September 30, 2022 compared to three months ended September 30, 2021
Other income decreased $48.9 million to $3.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to a decrease in equity in income of investees and other non-operating income.
Equity in income of investees decreased $35.1 million to a $7.6 million loss for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This was due primarily to prior year gains from increases in public market valuations during the quarter ended June 30, 2021 compared to losses for the quarter ended June 30, 2022.
Non-operating income decreased $14.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to a $23.2 million unrealized gain on a technology investment in the prior year period, partially offset by a $9.8 million gain on the sale of our Private Markets Connect joint venture in the current year period.

Other income of consolidated VIEs decreased $1.2 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, due primarily to the change in fair value of the warrants of our sponsored SPAC.
Six months ended September 30, 2022 compared to six months ended September 30, 2021
Other income decreased $64.8 million to $8.5 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due primarily to a decrease in equity in income of investees and other non-operating income.
Equity in income of investees decreased $55.2 million to a $7.5 million loss for the six months ended September 30, 2022 compared to the six months ended September 30, 2021. This was due primarily to the prior year gains from increases in public market valuations during the period ended June 30, 2021 compared to losses for the period ended June 30, 2022.
Non-operating income decreased $9.1 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due primarily to a $23.2 million unrealized gain on a technology investment in the prior year period, partially offset by a $9.8 million gain on the sale of our Private Markets Connect joint venture in the current year period.
Other income of consolidated VIEs increased $3.5 million for the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due primarily to the change in fair value of the warrants of our sponsored SPAC.
Income Tax Expense
Our effective tax rate was 21.2% and 14.2% for the three months ended September 30, 2022 and 2021, respectively, and 19.2% and 16.7% for the six months ended September 30, 2022 and 2021, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rates for the three and six months ended September 30, 2022 were more than the three and six months ended September 30, 2021 primarily due to a valuation allowance for deferred tax assets not expected to be realized and discrete tax adjustments, which were higher in the three and six months ended September 30, 2022 than the three and six months ended September 30, 2021.
Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2022			2022
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$31,749	$19,372	$51,121	$30,938	$18,193	$49,131
Contributions (1)	1,264	1,230	2,494	3,166	2,665	5,831
Distributions (2)	(587)	(324)	(911)	(1,729)	(503)	(2,232)
Foreign exchange, market value and other (3)	(93)	76	(17)	(42)	(1)	(43)
Balance, end of period	$32,333	$20,354	$52,687	$32,333	$20,354	$52,687

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
Three months ended September 30, 2022
Fee-earning AUM increased $1.6 billion to $52.7 billion during the three months ended September 30, 2022, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.6 billion, or 2%, to $32.3 billion for the three months ended September 30, 2022. Customized separate accounts contributions were $1.3 billion for the three months ended September 30, 2022, due to new allocations from existing clients and the addition of new clients. Distributions were $0.6 billion for the three months ended September 30, 2022 due to $0.3 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.2 billion from accounts moving from a committed to net invested capital fee base, and $0.1 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $1.0 billion, or 5%, to $20.4 billion for the three months ended September 30, 2022. Specialized fund contributions were $1.2 billion for the three months ended September 30, 2022, due primarily to $0.6 billion from our latest secondary fund. Distributions were $0.3 billion for the three months ended September 30, 2022, due to returns of capital in funds earning fees on a net invested capital or NAV fee base.
Six months ended September 30, 2022
Fee-earning AUM increased $3.6 billion to $52.7 billion during the six months ended September 30, 2022, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.4 billion, or 5%, to $32.3 billion for the six months ended September 30, 2022. Customized separate accounts contributions were $3.2 billion for the six months ended September 30, 2022, due to new allocations from existing clients and the addition of new clients. Distributions were $1.7 billion for the six months ended September 30, 2022 due to $0.7 billion from accounts moving from a committed to net invested capital fee base, $0.6 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.4 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $2.2 billion, or 12%, to $20.4 billion for the six months ended September 30, 2022. Specialized fund contributions were $2.7 billion for the six months ended September 30, 2022, due primarily to $1.1 billion from our latest secondary fund and $0.4 billion from our evergreen funds. Distributions were $0.5 billion for the six months ended September 30, 2022, due to $0.4 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.1 billion from accounts reaching the end of their fund term.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2022	2021	2022	2021
Net income attributable to Hamilton Lane Incorporated	$34,881	$52,145	$68,365	$80,313
Income attributable to non-controlling interests in general partnerships	43	73	351	286
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	22,012	31,372	42,180	50,668
Income (loss) attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	803	1,230	2,970	(1,766)
Incentive fees	(60,502)	(20,386)	(110,065)	(25,497)
Incentive fee related compensation (1)	28,712	9,693	52,253	12,076
SPAC related general, administrative and other expenses	292	200	568	559
Non-operating income related compensation	1,467	—	1,467	—
Interest income	(1,107)	(39)	(1,276)	(462)
Interest expense	2,114	1,166	3,609	2,331
Income tax expense	15,489	14,032	26,977	25,996
Equity in loss (income) of investees	7,609	(27,448)	7,502	(47,726)
Non-operating income	(12,018)	(26,030)	(18,327)	(27,389)
Fee Related Earnings	$39,795	$36,008	$76,574	$69,389
Depreciation and amortization	1,813	1,074	3,577	2,452
Equity-based compensation	2,085	1,654	3,982	3,995
Incentive fees	60,502	20,386	110,065	25,497
Incentive fees attributable to non-controlling interests	(55)	20	(58)	(75)
Incentive fee related compensation (1)	(28,712)	(9,693)	(52,253)	(12,076)
Non-operating income related compensation	(1,467)	—	(1,467)	—
Interest income	1,107	39	1,276	462
Adjusted EBITDA	$75,068	$49,488	$141,696	$89,644
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
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for the three and six months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per-share amounts)	2022	2021	2022	2021
Net income attributable to Hamilton Lane Incorporated	$34,881	$52,145	$68,365	$80,313
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	22,012	31,372	42,180	50,668
Income tax expense	15,489	14,032	26,977	25,996
Adjusted pre-tax net income	72,382	97,549	137,522	156,977
Adjusted income taxes (1)	(17,299)	(23,217)	(32,868)	(37,361)
Adjusted net income	$55,083	$74,332	$104,654	$119,616

Weighted-average shares of Class A common stock outstanding - diluted	53,745,933	36,342,615	53,724,800	36,229,757
Exchange of Class B and Class C units in HLA (2)	—	17,352,958	—	17,452,549
Adjusted shares outstanding	53,745,933	53,695,573	53,724,800	53,682,306

Non-GAAP earnings per share	$1.02	$1.38	$1.95	$2.23

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.9% and 23.8% for the three and six month periods ended September 30, 2022 and 2021, respectively, applied to adjusted pre-tax net income. The 23.9% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.9%. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%.
(2) Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement. For the three and six months ended September 30, 2022, the full exchange of Class B and Class C units is already included within the GAAP Weighted-average shares of Class A common stock outstanding - diluted.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through June 30, 2022 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	514	1.7	1.6	11.8%	8.9%	81 bps	(161) bps	419 bps	171 bps
PEF VII	2010	262	288	1.6	1.6	13.1%	9.2%	(57) bps	(429) bps	347 bps	(32) bps
PEF VIII	2012	427	419	1.5	1.5	10.8%	8.2%	(151) bps	(399) bps	201 bps	(49) bps
PEF IX	2015	517	498	1.9	1.9	21.8%	20.1%	889 bps	738 bps	1,235 bps	1,081 bps
PEF X	2018	278	212	1.5	1.4	23.1%	19.0%	1,441 bps	943 bps	1,813 bps	1302 bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63) bps	341 bps	157 bps
Secondary Fund II	2008	591	596	1.5	1.4	19.9%	13.5%	459 bps	(189) bps	876 bps	217 bps
Secondary Fund III	2012	909	838	1.5	1.4	14.1%	11.8%	90 bps	(160) bps	482 bps	236 bps
Secondary Fund IV	2016	1,916	2,043	1.7	1.6	19.9%	20.5%	688 bps	669 bps	1,046 bps	1,027 bps
Secondary Fund V	2019	3,929	3,238	1.4	1.5	39.7%	43.4%	4,038 bps	4,493 bps	4,423 bps	4,873 bps
Direct/Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(570) bps	(746) bps	(319) bps	(501) bps
Co-Investment Fund II	2008	1,195	1,157	2.1	1.8	17.8%	14.2%	565 bps	180 bps	949 bps	559 bps
Co-Investment Fund III	2014	1,243	1,276	1.9	1.7	17.8%	14.7%	420 bps	111 bps	768 bps	455 bps
Co-Investment Fund IV	2018	1,698	1,469	1.9	1.8	28.2%	26.6%	1,550 bps	1,393 bps	1,895 bps	1,738 bps
Equity Opportunities Fund V	2021	1,731	1,148	1.1	1.1	11.9%	11.1%	3,250 bps	3,862 bps	3,542 bps	4,107 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.7%	561 bps	227 bps	862 bps	523 bps
Strat Opps 2016	2016	214	216	1.3	1.2	10.9%	8.5%	527 bps	291 bps	647 bps	411 bps
Strat Opps 2017	2017	435	448	1.3	1.2	12.0%	9.5%	858 bps	595 bps	857 bps	611 bps
Strat Opps 2018	2018	889	862	1.2	1.2	9.9%	8.0%	738 bps	522 bps	763 bps	535 bps
Stat Opps 2019	2019	762	698	1.2	1.1	11.8%	9.0%	1,181 bps	797 bps	901 bps	502 bps
Stat Opps 2020	2021	898	792	1.0	1.0	4.0%	2.2%	1,785 bps	1,600 bps	779 bps	608 bps
Strat Opps 2021	2022	953	51	1.0	1.0	N/A	N/A	N/A	N/A	N/A	N/A
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2022. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of September 30, 2022 and March 31, 2022, our cash and cash equivalents were $121.8 million and $72.1 million, respectively.
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

Loan Agreements
We maintain a Term Loan and Security Agreement, as amended (the “Term Loan Agreement”), a Revolving Loan and Security Agreement, as amended (the “Revolving Loan Agreement”), and a Multi-Draw Term Loan and Security Agreement, as amended (the “Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement and the Revolving Loan Agreement, the “Loan Agreements”), with First Republic Bank (“First Republic”). The Term Loan Agreement has a maturity date of July 1, 2027 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of September 30, 2022, we had an outstanding balance of $94.6 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate through March 24, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $25 million and has a maturity date of March 24, 2023. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of September 30, 2022, we did not have an outstanding balance under the Revolving Loan Agreement.

The Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. Advances could be drawn through March 31, 2022 and the interest rate is a fixed per annum rate of 3.50%. As of September 30, 2022, we had an outstanding balance of $100.0 million under the Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of September 30, 2022 and March 31, 2022, the principal amount of debt outstanding equaled $194.6 million and $171.8 million, respectively.

In October 2022, we amended the Loan Agreements. See Note 17, “Subsequent Events” in the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2022 and March 31, 2022, we were required to maintain approximately $3.1 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Cash Flows
Six Months Ended September 30, 2022 and 2021

	Six Months Ended September 30,
($ in thousands)	2022	2021
Net cash provided by operating activities	$155,854	$83,923
Net cash used in investing activities	$(60,668)	$(19,609)
Net cash used in financing activities	$(46,029)	$(65,120)
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the six months ended September 30, 2022 and 2021, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our investments. For the six months ended September 30, 2022 and 2021, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment and net contributions to our funds. Additionally, during the six months ended September 30, 2022, we received sale proceeds from and made purchases of non-fund investments.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the six months ended September 30, 2022 and 2021, our net cash used in financing activities was driven primarily by dividends paid to shareholders and distributions to HLA members. Additionally, during the six months ended September 30, 2022, we borrowed additional amounts under our existing term loan and borrowed and fully repaid amounts under our revolving credit facility in order to fund contributions to our funds and other non-fund investments.
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
Interest Rate Risk
 As of September 30, 2022, we had $194.6 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 4.75% as of September 30, 2022. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 4.75% as of September 30, 2022.
Based on the floating rate component of our Loan Agreements payable as of September 30, 2022, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $0.9 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

46

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1-31, 2022	—	$—	—	$50,000,000
August 1-31, 2022	—	$—	—	$50,000,000
September 1-30, 2022	1,293	$69.67	—	$50,000,000
Total	1,293	$69.67	—	$50,000,000

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

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1†	Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.2	9/2/22	001-38021
10.2†	Form of Performance Stock Award Agreement under the Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.3	9/2/22	001-38021
10.3º	Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	10/26/22	001-38021
10.4º	Third Amendment to Revolving Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/26/22	001-38021
10.5º	Fourth Amendment to Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/26/22	001-38021
10.6	Third Amendment to Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/26/22	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

48

† Indicates a management contract or compensatory plan or arrangement.
º Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of November 2022.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller