Form 10-Q
period 2022-12-31
Hamilton Lane INC
filed 2023-02-07
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 3, 2023, there were 37,868,486 shares of the registrant’s Class A common stock, par value $0.001, and 15,948,744 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2022	2022
Assets
Cash and cash equivalents	$146,070	$72,138
Restricted cash	3,116	4,023
Fees receivable	52,074	51,869
Prepaid expenses	7,078	6,858
Due from related parties	7,784	1,872
Furniture, fixtures and equipment, net	28,348	28,842
Lease right-of-use assets, net	63,152	65,636
Investments	514,332	503,789
Deferred income taxes	230,154	245,046
Other assets	30,755	28,162
Assets of consolidated variable interest entities:
Cash and cash equivalents	3,909	36
Investments held in trust	—	276,016
Investments	37,360	10,036
Other assets	229	623
Total assets	$1,124,361	$1,294,946
Liabilities, redeemable non-controlling interests and equity
Accounts payable	$2,045	$2,827
Accrued compensation and benefits	65,761	20,117
Accrued members’ distributions	19,161	27,119
Accrued dividend	14,810	12,947
Debt	199,126	171,326
Payable to related parties pursuant to tax receivable agreement	179,431	180,536
Lease liabilities	79,549	82,244
Other liabilities (includes $13,954 and $13,818 at fair value)	34,503	47,669
Liabilities of consolidated variable interest entities:
Other liabilities	17	12,675
Total liabilities	594,403	557,460

Commitments and contingencies (Note 16)

Redeemable non-controlling interests	—	276,000

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 37,868,691 and 37,280,697 issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	38	37
Class B common stock, $0.001 par value, 50,000,000 authorized; 15,953,682 and 16,033,359 issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	16	16
Additional paid-in-capital	166,821	161,676
Retained earnings	227,786	185,149
Total Hamilton Lane Incorporated stockholders’ equity	394,661	346,878
Non-controlling interests in general partnerships	3,653	3,423
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	131,644	111,185
Total equity	529,958	461,486
Total liabilities, redeemable non-controlling interests and equity	$1,124,361	$1,294,946
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues
Management and advisory fees	$97,355	$79,836	$276,182	$229,653
Incentive fees	24,075	10,490	132,835	34,217
Consolidated variable interest entities related:
Incentive fees	5,644	1,378	6,948	3,149
Total revenues	127,074	91,704	415,965	267,019
Expenses
Compensation and benefits	45,676	34,004	158,235	94,028
General, administrative and other	22,717	16,332	66,066	48,742
Consolidated variable interest entities related:
General, administrative and other	309	322	941	952
Total expenses	68,702	50,658	225,242	143,722
Other income (expense)
Equity in income (loss) of investees	650	12,924	(7,493)	60,181
Interest expense	(2,419)	(1,157)	(6,027)	(3,488)
Interest income	442	26	839	488
Non-operating (expense) income	(27,960)	37,043	(11,878)	65,500
Consolidated variable interest entities related:
Equity in income (loss) of investees	389	(298)	1,030	170
Unrealized income	2,087	2,135	4,333	1,067
Interest expense	—	(4)	—	(4)
Interest income	2,111	—	2,989	—
Total other income (expense)	(24,700)	50,669	(16,207)	123,914
Income before income taxes	33,672	91,715	174,516	247,211
Income tax expense	11,788	11,519	38,766	37,515
Net income	21,884	80,196	135,750	209,696
Less: Income (loss) attributable to non-controlling interests in general partnerships	422	(119)	773	167
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	9,146	26,181	51,326	76,849
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,647	2,285	5,617	519
Net income attributable to Hamilton Lane Incorporated	$9,669	$51,849	$78,034	$132,161

Basic earnings per share of Class A common stock	$0.32	$1.44	$2.21	$3.64
Diluted earnings per share of Class A common stock	$0.31	$1.40	$2.19	$3.59
Dividends declared per share of Class A common stock	$0.40	$0.35	$1.20	$1.05
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2022	$37	$16	$161,676	$185,149	$3,423	$111,185	$461,486
Net income	—	—	—	78,034	773	51,326	130,133
Equity-based compensation	—	—	4,702	—	—	2,114	6,816
Repurchase of Class A shares for employee tax withholding	—	—	(112)	—	—	(50)	(162)
Dividends declared	—	—	—	(44,413)	—	—	(44,413)
Capital contributions to non-controlling interests, net	—	—	—	—	(543)	—	(543)
Member distributions	—	—	—	—	—	(37,871)	(37,871)
Employee Share Purchase Plan share issuance	1	—	993	—	—	447	1,441
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	9,016	—	4,055	13,071
Equity reallocation between controlling and non-controlling interests	—	—	(438)	—	—	438	—
Balance at December 31, 2022	$38	$16	$166,821	$227,786	$3,653	$131,644	$529,958

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2021	$36	$17	$150,564	$87,512	$2,211	$73,861	$314,201
Net income	—	—	—	132,161	167	76,849	209,177
Equity-based compensation	—	—	3,870	—	—	1,836	5,706
Repurchase of Class A shares for employee tax withholding	—	—	(220)	—	—	(385)	(605)
Deferred tax adjustment	—	—	2,722	—	—	—	2,722
Dividends declared	—	—	—	(38,429)	—	—	(38,429)
Capital contributions from non-controlling interests, net	—	—	—	—	563	—	563
Member distributions	—	—	—	—	—	(32,361)	(32,361)
Secondary offerings	1	(1)	4,097	—	—	(4,098)	(1)
Employee Share Purchase Plan share issuance	—	—	936	—	—	446	1,382
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	393	—	127	520
Equity reallocation between controlling and non-controlling interests	—	—	98	—	—	(98)	—
Balance at December 31, 2021	$37	$16	$162,067	$181,637	$2,941	$116,177	$462,875

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at September 30, 2022	$38	$16	$164,763	$225,957	$3,820	$130,384	$524,978
Net income	—	—	—	9,669	422	9,146	19,237
Equity-based compensation	—	—	1,956	—	—	879	2,835
Repurchase of Class A shares for employee tax withholding	—	—	(48)	—	—	(22)	(70)
Dividends declared	—	—	—	(14,810)	—	—	(14,810)
Capital contributions to non-controlling interests, net	—	—	—	—	(589)	—	(589)
Member distributions	—	—	—	—	—	(12,164)	(12,164)
Employee Share Purchase Plan share issuance	—	—	303	—	—	136	439
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	6,970	—	3,132	10,102
Equity reallocation between controlling and non-controlling interests	—	—	(153)	—	—	153	—
Balance at December 31, 2022	$38	$16	$166,821	$227,786	$3,653	$131,644	$529,958

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at September 30, 2021	$37	$16	$161,000	$141,130	$2,904	$99,165	$404,252
Net income	—	—	—	51,849	(119)	26,181	77,911
Equity-based compensation	—	—	1,179	—	—	532	1,711
Repurchase of Class A shares for employee tax withholding	—	—		—	—	—	—
Deferred tax adjustment	—	—	2	—	—	—	2
Dividends declared	—	—	—	(12,916)	—	—	(12,916)
Capital contribution to non-controlling interests, net	—	—	—	—	156	—	156
Member distributions	—	—	—	—	—	(11,024)	(11,024)
Secondary offerings	—	—		—	—	—	—
Employee Share Purchase Plan share issuance	—	—	340	—	—	158	498
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	1,574	—	711	2,285
Equity reallocation between controlling and non-controlling interests	—	—	(454)	—	—	454	—
Balance at December 31, 2021	$37	$16	$162,067	$181,637	$2,941	$116,177	$462,875

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2022	2021
Operating activities:
Net income	$135,750	$209,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,600	3,744
Change in deferred income taxes	14,892	19,941
Change in payable to related parties pursuant to tax receivable agreement	(1,105)	(6,202)
Equity-based compensation	6,816	5,706
Equity in loss (income) of investees	7,493	(60,181)
Gain on sale of investment	(9,783)	(11,936)
Fair value adjustment of other investments	(18,578)	(47,774)
Proceeds received from partnerships	11,877	38,945
Non-cash lease expense	5,370	7,210
Gain on sale of intangible asset	2,771	—
Impairment of other investment	43,289	—
Other	(2,864)	43
Changes in operating assets and liabilities:
Fees receivable	(205)	(17,883)
Prepaid expenses	(220)	263
Due from related parties	(5,911)	479
Other assets	(5,309)	256
Accounts payable	(782)	17
Accrued compensation and benefits	45,644	18,867
Lease liability	(5,581)	(1,410)
Other liabilities	(11,548)	(6,457)
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	(2,883)	(1,067)
Equity in income of investees	(1,030)	(170)
Other assets and liabilities	(332)	425
Net cash provided by operating activities	213,371	152,512
Investing activities:
Purchase of furniture, fixtures and equipment	(3,261)	(7,788)
Cash paid for acquisition of business	(1,500)	(10,096)
Loans to investees	(2,535)	—
Purchase of other investments	(34,125)	(18,798)
Proceeds from sale of investments	10,000	12,623
Distributions from investments	1,406	12,739
Distributions received from Partnerships	15,990	12,088
Contributions to Partnerships	(63,364)	(56,432)
Consolidated variable interest entities related:
Sale of investments held in trust	278,954	—
Net cash provided by (used in) investing activities	201,565	(55,664)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2022	2021
Financing activities:
Proceeds from offerings	—	73,833
Purchase of membership interests	—	(73,833)
Borrowings of debt	31,682	—
Repayments of debt	(3,873)	(1,382)
Draw-down on revolver	25,000	—
Repayment of revolver	(25,000)	(15,000)
Repurchase of Class B common stock	—	(1)
Repurchase of Class A shares for employee tax withholding	(162)	(605)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,441	1,382
Payments to related parties, pursuant to tax receivable agreement	—	(15,584)
Dividends paid	(42,550)	(36,714)
Members’ distributions paid	(45,828)	(37,469)
Other	—	(75)
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	687	1,053
Distributions to non-controlling interest in general partnerships	(1,230)	(490)
Redemption of Class A common shares of Hamilton Lane Alliance Holdings I, Inc.	(278,205)	—
Net cash used in financing activities	(338,038)	(104,885)
Increase (decrease) in cash, cash equivalents, and restricted cash	76,898	(8,037)
Cash, cash equivalents, and restricted cash at beginning of the period	76,197	90,377
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the period	$153,095	$82,340

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Balance Sheets:
	As of December 31,
	2022	2021
Cash and cash equivalents	$146,070	$78,838
Restricted cash	3,116	3,315
Cash and cash equivalents held at consolidated variable interest entities	3,909	187
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$153,095	$82,340
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payable to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of December 31, 2022 and March 31, 2022, HLI held approximately 69.0% and 68.9%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the year ending March 31, 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022.

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

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and advisory fees	2022	2021	2022	2021
Specialized funds	$53,299	$38,233	$144,099	$107,935
Customized separate accounts	29,571	25,982	87,329	75,416
Advisory	6,613	6,119	19,073	18,781
Reporting and other	6,720	5,992	19,170	16,983
Distribution management	596	3,170	1,863	9,313
Fund reimbursement revenue	556	340	4,648	1,225
Total management and advisory fees	$97,355	$79,836	$276,182	$229,653

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive fees	2022	2021	2022	2021
Specialized funds	$8,679	$6,765	$102,815	$23,903
Customized separate accounts	15,396	3,725	30,020	10,314
Consolidated variable interest related:
Specialized funds	5,644	1,378	6,948	3,149
Total incentive fees	$29,719	$11,868	$139,783	$37,366

4. Investments

Investments consist of the following:

	December 31,	March 31,
	2022	2022
Equity method investments in Partnerships	$328,311	$326,296
Other equity method investments	—	1,573
Other investments	20,189	19,820
Investments valued under the measurement alternative	165,832	156,100
Total Investments	$514,332	$503,789

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships.

During the quarter ended September 30, 2022, the Company sold its ownership interests in its joint venture that automates the collection of fund and underlying portfolio company data from general partners, Private Markets Connect, for $10,000 and recognized a gain of $9,783 which is recorded in non-operating (expense) income in the Condensed Consolidated Statements of Income. Immediately preceding the sale, the Company received a distribution from the joint venture of $1,406.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Other investments

The Company’s other investments represent a publicly traded security and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit investments are debt securities classified as trading securities. Other investments are measured at fair value with unrealized holding gains and losses recorded in non-operating (expense) income in the Condensed Consolidated Statements of Income.

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

The Company recognized a gain on other investments held as collateral of $821 and $915 during the three and nine months ended December 31, 2022, respectively, and a gain of $2,288 and $3,239 during the three and nine months ended December 31, 2021, respectively, that are recorded in non-operating (expense) income. The Company recognized a loss on the secured financing liability of $821 and $915 during the three and nine months ended December 31, 2022, respectively, and a loss of $2,288 and $3,239 during the three and nine months ended December 31, 2021, respectively, that are recorded in non-operating (expense) income in the Condensed Consolidated Statements of Income.

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

During the quarter ended June 30, 2022, the Company made an additional investment of $5,236 in a company that maintains a platform of solutions designed to aid individual investors and various wealth management platforms with their wealth management needs. As a result of the transaction, the Company marked its original investment to fair value based upon the transaction price, which resulted in total unrealized gain of $6,687 during the three months ended June 30, 2022, that is recorded in non-operating (expense) income in the Condensed Consolidated Statements of Income. Due to the lack of readily determinable fair value for this investment, over which the Company does not have significant influence, the Company will continue to value the investment under the measurement alternative.

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

During the quarter ended December 31, 2022, the Company made additional investments in three private companies in which it previously invested. The Company invested an additional $1,228 in a cloud-based treasury and liquidity solution for investment management firms. The Company invested an additional $5,061 in a company that provides environmental, social and governance (“ESG”) reporting metrics and analysis to private market firms and private companies. As a result of the transaction, the Company marked its original investment to fair value based upon the transaction price, which resulted in a total unrealized gain of $11,521 during the three months ended December 31, 2022 that is recorded in non-operating (expense) income in the Condensed Consolidated Statements of Income. The Company invested an additional $600 in a technology company that has developed software to automate manual data entry tasks associated with alternative investment reporting. As part of that funding round, a convertible note issued by the investee to the Company converted into additional shares of the investee with a value of $550. Due to the lack of readily determinable fair values for these investments, over which the Company does not have significant influence, the Company will continue to value these investments under the measurement alternative.

The Company performs qualitative impairment assessments at each quarter end on its investments recorded under the measurement alternative. As a result of this assessment as of December 31, 2022, the Company determined that a quantitative assessment was required to be performed for one of its investments given a significant decrease in earnings performance and overall economic and market conditions. The assessment indicated that the fair value was less than the carrying value at December 31, 2022. Prior to the impairment recorded, the carrying value of the investment was $74,189. The impairment amount was $43,289 and is included in non-operating (expense) income in the Condensed Consolidated Statements of Income. The fair value was estimated using Level 3 inputs with the significant input as shown in Note 5 below.

5. Fair Value Measurements

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$6,235	$—	$13,954	$20,189	$10,703
Total financial assets	$6,235	$—	$13,954	$20,189	$10,703

Financial liabilities:
Secured financing(1)	—	—	13,954	13,954
Total financial liabilities	$—	$—	$13,954	$13,954

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total	Amortized Cost
Financial assets:
Other investments	$6,002	$—	$13,818	$19,820	$10,853
Investments held in trust	276,016	—	—	276,016	276,000
Total financial assets	$282,018	$—	$13,818	$295,836	$286,853

Financial liabilities:
Warrant liability(2)	$2,484	$399	$—	$2,883
Secured financing(1)	—	—	13,818	13,818
Total financial liabilities	$2,484	$399	$13,818	$16,701
(1) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheets.
(2) Warrant liability is recorded within other liabilities of consolidated variable interests in the Condensed Consolidated Balance Sheets.

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of September 30, 2022	$6,252	$768	$6,060	$13,080
Contributions	91	—	—	91
Distributions	(38)	—	—	(38)
Net gain	417	18	386	821
Balance as of December 31, 2022	$6,722	$786	$6,446	$13,954

Balance as of March 31, 2022	$7,024	$774	$6,020	$13,818
Contributions	114	—	—	114
Distributions	(893)	—	—	(893)
Net gain	477	12	426	915
Balance as of December 31, 2022	$6,722	$786	$6,446	$13,954

	Private equity funds	Direct credit investments	Direct equity investments	Publicly traded equity security	Total other investments
Balance as of September 30, 2021	$7,159	$783	$6,068	$6,122	$20,132
Contributions	204	—	—	—	204
Distributions	(25)	—	—	—	(25)
Net gain (loss)	1,464	(1)	825	168	2,456
Transfer out	—	—	—	(6,290)	(6,290)
Balance as of December 31, 2021	$8,802	$782	$6,893	$—	$16,477

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

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of financial assets were as follows, as of December 31, 2022:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$6,722	Adjusted net asset value	Selected market return	2.3%	-	6.3%	3.2%
Direct credit investments	$786	Discounted cash flow	Market yield	12.9%	-	12.9%	12.9%
Direct equity investments	$6,446	Market approach	EBITDA multiple	8.25	-	14.25x	11.61x
		Market approach	Equity multiple	1.8x			1.8x

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in non-recurring Level 3 fair value measurements of financial assets were as follows, as of December 31, 2022:

			Significant
	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs	Range	Average
Investment valued under the measurement alternative	$30,900	Market approach	Revenue Multiple	3.5x	3.5x

For the significant unobservable inputs listed in the tables above: (1) a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively; (2) a significant increase or decrease in the market yield would result in a significantly lower or higher fair value measurement, respectively; and (3) a significant increase or decrease in the selected multiple would result in a significantly higher or lower fair value measurement, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

6. Acquisitions

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,096, of which $10,096 was paid on the closing date of the acquisition. The remaining $3,000 will be paid in two equal installments on the first and second anniversaries of the closing. On April 1, 2022, the Company paid the first of the two equal installments. The purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,946. The Company recorded $7,145 of definite lived intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623 of goodwill, which are both recorded in other assets in the Condensed Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed are not material to the condensed consolidated financial statements. Revenue and net income attributable to the acquisition of 361 Capital, LLC were not material for the three and nine months ended December 31, 2022 and 2021, and therefore, pro forma information related to this acquisition is not presented.

In December 2022, the Company finalized the transfer of the advisory arrangement to a third party for an agreed upon percentage of the respective funds’ management fees over two calendar years. The Company recognized a gain of $2,771 on the sale of the advisory agreements that is recorded in non-operating (expense) income in the Condensed Consolidated Statements of Income.

7. Variable Interest Entities

The Company consolidates certain variable interest entities (“VIEs”) in which it is determined that the Company is the primary beneficiary.

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships and a Partnership in which it is currently the primary beneficiary, which are not wholly-owned by the Company. The total assets of these consolidated VIEs are $41,498 and $10,036 as of December 31, 2022 and March 31, 2022, respectively. The consolidated VIEs had no liabilities as of December 31, 2022 and March 31, 2022. The assets of the consolidated general partner VIEs represent equity method-investments in direct investment funds and customized separate accounts and the assets of the consolidated Partnership VIE represent cash and direct credit investments. The assets may only be used to settle obligations of the respective consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company previously sponsored and consolidated Hamilton Lane Alliance Holdings I, Inc. (“HLAH”) through HL Alliance Holdings Sponsor LLC, an indirect wholly-owned subsidiary of the Company. On January 15, 2021, HLAH completed an IPO raising total gross proceeds of $276,000, which were placed in a trust and could only be utilized for funding a business combination or the redemption of Class A shares of HLAH. In a private placement concurrent with the IPO, HLAH sold warrants to HL Alliance Holdings Sponsor LLC for gross proceeds of $7,520, which were used by HLAH to pay the offering costs and also to provide working capital. On December 15, 2022, HLAH was liquidated, as it was determined that HLAH would be unable to consummate an initial business combination within the time period required by its governing documents. In connection with the liquidation, HLAH redeemed all of the outstanding shares of Class A common stock, cancelled all of the outstanding public and private warrants and settled all other outstanding liabilities.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e. do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of December 31, 2022, the total remaining unfunded commitments from the Company’s general partner entities to the nonconsolidated VIEs was $140,691. Investor commitments are the primary source of financing for the nonconsolidated VIEs.

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

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheet related to the Company’s interests in these nonconsolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,	March 31,
	2022	2022
Investments	$190,735	$191,378
Fees receivable	16,418	9,754
Due from related parties	1,901	778
Total VIE Assets	209,054	201,910
Less: Non-controlling interests	(1,534)	(1,873)
Maximum exposure to loss	$207,520	$200,037

8. Debt

The Company’s debt consisted of the following:

	As of December 31, 2022			As of March 31, 2022
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$100,000	$99,578	6.25%	$71,754	$71,574	2.25%
2020 Multi-Draw Facility	100,000	99,548	3.50%	100,000	99,752	3.50%
Total Debt	$200,000	$199,126		$171,754	$171,326

In October 2022, the Company modified its existing credit facility with its lender. The modifications took the form of a new 2022 Multi-Draw Term Loan and Security Agreement, as well as amendments to the existing Revolving Loan and Security Agreement, Term Loan and Security Agreement and 2020 Multi-Draw Term Loan and Security Agreement (collectively, the “Loan Agreements”).

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The modifications extended maturity dates of the Loan Agreements, increased the principal outstanding under the term loan to $100,000 and added borrowing capacity across the Loan Agreements, subject to an overall cap of $325,000 of loan principal outstanding. The facility is secured by substantially all of HLA’s personal property assets, subject to certain excluded assets. The Loan Agreements contain financial and operational covenants, events of default and remedies that the Company believes to be customary.

The carrying value of the Company’s outstanding debt as of December 31, 2022 and March 31, 2022 approximated fair value except for the 2020 multi-draw facility which had an estimated fair value of $86,782 as of December 31, 2022. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

9. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2022:

	Class A Common Stock	Class B Common Stock
March 31, 2022	37,280,697	16,033,359
Forfeitures	(5,899)	(79,677)
Shares repurchased for employee tax withholdings	(2,311)	—
Awards granted	569,442	—
Shares issued pursuant to Employee Share Purchase Plan	26,762	—
December 31, 2022	37,868,691	15,953,682

10. Equity Based Compensation

Restricted Stock Awards

A summary of restricted stock activity for the nine months ended December 31, 2022 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2022	281,307	$67.50
Granted	41,160	$66.97
Vested	(11,485)	$77.38
Forfeited	(5,899)	$70.15
December 31, 2022	305,083	$67.00

As of December 31, 2022, total unrecognized compensation expense related to restricted stock was $14,950.

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

A summary of Performance Award activity for the nine months ended December 31, 2022 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2022	—	$—
Granted	528,282	$29.79
Vested	—	$—
Forfeited	—	$—
December 31, 2022	528,282	$29.79

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted September 16, 2022:

Grant Date Fair Value	$29.79
Closing share price as of grant date	$69.67
Risk Free Rate	3.6%
Volatility	37.0%
Dividend Yield	2.3%

As of December 31, 2022, total estimated unrecognized expense related to the unvested Performance Awards was $14,815, and none of the Performance Awards have met their market price based vesting condition.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Base compensation and benefits	$35,473	$29,340	$116,549	$79,014
Incentive fee compensation	7,368	2,953	34,870	9,308
Equity-based compensation	2,835	1,711	6,816	5,706
Total compensation and benefits	$45,676	$34,004	$158,235	$94,028

12. Income Tax

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

The Company’s effective tax rate was 35.0% and 22.2% for the three and nine months ended December 31, 2022, respectively, and 12.6% and 15.2% for the three and nine months ended December 31, 2021, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.

As of December 31, 2022, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31, 2022			Three Months Ended December 31, 2021
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$9,669			$51,849
Impact of changes in carrying amount of redeemable NCI	2,095			1,308
Basic EPS of Class A common stock	$11,764	37,025,416	$0.32	$53,157	36,902,741	$1.44
Adjustment to net income:
Assumed vesting of employee awards	5			66
Assumed conversion of Class B and Class C Units	5,058			21,946
Effect of dilutive securities:
Assumed vesting of employee awards		68,129			165,569
Assumed conversion of Class B and Class C Units		16,675,834			16,675,834
Diluted EPS of Class A common stock	$16,827	53,769,379	$0.31	$75,169	53,744,144	$1.40

	Nine Months Ended December 31, 2022			Nine Months Ended December 31, 2021
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$78,034			$132,161
Impact of changes in carrying amount of redeemable NCI	3,809			358
Basic EPS of Class A common stock	$81,843	37,004,657	$2.21	$132,519	36,375,797	$3.64
Adjustment to net income:
Assumed vesting of employee awards	34			156
Assumed conversion of Class B and Class C Units	35,968			60,083
Effect of dilutive securities:
Assumed vesting of employee awards		53,030			138,902
Assumed conversion of Class B and Class C Units		16,675,834			17,192,702
Diluted EPS of Class A common stock	$117,845	53,733,521	$2.19	$192,758	53,707,401	$3.59

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

The calculation of diluted earnings per share excludes 528,282 Performance Awards for the three and nine months ended December 31, 2022 as the market condition was not achieved as of December 31, 2022.
14. Related Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $70,929 and $198,973 for the three and nine months ended December 31, 2022, respectively, and $53,701 and $150,955 for the three and nine months ended December 31, 2021, respectively. The Company earned incentive fees from Partnerships of $28,652 and $137,545 for the three and nine months ended December 31, 2022, respectively, and $10,335 and $34,669 for the three and nine months ended December 31, 2021, respectively.

Fees receivable from the Partnerships were $35,263 and $27,728 as of December 31, 2022 and March 31, 2022, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

15. Supplemental Cash Flow

	Nine Months Ended December 31,
	2022	2021
Establishment of lease liability in exchange for right of use asset	$5,401	$7,950
Non-cash investing activities:
Establishment of receivable for intangible assets sold	$6,776	$—
Non-cash financing activities:
Dividends declared but not paid	$14,810	$12,916
Member distributions declared but not paid	$19,161	$11,769
Establishment of net deferred tax assets related to offerings	$—	$19,783

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

16. Commitments and Contigencies

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and did not meet the Company’s criteria for revenue recognition in the amounts of $952,188 and $1,191,066, net of amounts attributable to non-controlling interests, at December 31, 2022 and March 31, 2022, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $238,047 and $297,766 as of December 31, 2022 and March 31, 2022, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $212,895 and $186,164 as of December 31, 2022 and March 31, 2022, respectively.

The Company has an unrealized net gain on its investments valued under the measurement alternative of $29,004 as of December 31, 2022, of which up to 15% may be paid as a discretionary bonus as those gains are realized.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease costs	$2,095	$2,011	$6,199	$7,610
Variable lease costs	$395	$416	$1,067	$980
Cash paid for amounts included in the measurement of operating lease liabilities	$1,997	$1,657	$5,858	$4,794

Weighted average remaining lease term (in years)			14.0	14.7
Weighted average discount rate			3.3%	3.2%

As of December 31, 2022, the maturities of operating lease liabilities were as follows:

Remainder of FY2023	$2,092
FY2024	7,645
FY2025	7,233
FY2026	6,623
FY2027	6,623
Thereafter	70,210
Total lease payments	100,426
Less: imputed interest	(20,877)
Total operating lease liabilities	$79,549

17. Subsequent Events

On February 7, 2023, the Company declared a quarterly dividend of $0.40 per share of Class A common stock to record holders at the close of business on March 15, 2023. The payment date will be April 6, 2023.

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
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $81 billion of our assets under management (“AUM”) as of December 31, 2022.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that invest primarily in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $27 billion of our AUM as of December 31, 2022.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, legal negotiations, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $724 billion of assets under advisement (“AUA”) as of December 31, 2022.

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
Non-operating income (expense) consists primarily of gains and losses on certain investments, changes in liability under the tax receivable agreement and other non-recurring or non-cash items.

Other income (expense) of consolidated Variable Interest Entities (“VIEs”) consists primarily of the share of earnings of investments of consolidated general partner entities, which are not wholly-owned by us, in our specialized funds and certain customized separate accounts in which they have a general partner commitment and interest income on investments held in trust and changes in fair value of liabilities of our sponsored special purpose acquisition company (“SPAC”).
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended December 31, 2022 and 2021. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2022	2021	2022	2021
Revenues
Management and advisory fees	$97,355	$79,836	$276,182	$229,653
Incentive fees	24,075	10,490	132,835	34,217
Consolidated variable interest entities related:
Incentive fees	5,644	1,378	6,948	3,149
Total revenues	127,074	91,704	415,965	267,019
Expenses
Compensation and benefits	45,676	34,004	158,235	94,028
General, administrative and other	22,717	16,332	66,066	48,742
Consolidated variable interest entities related:
General, administrative and other	309	322	941	952
Total expenses	68,702	50,658	225,242	143,722
Other income (expense)
Equity in income (loss) of investees	650	12,924	(7,493)	60,181
Interest expense	(2,419)	(1,157)	(6,027)	(3,488)
Interest income	442	26	839	488
Non-operating (expense) income	(27,960)	37,043	(11,879)	65,500
Consolidated variable interest entities related:
Equity in income (loss) of investees	389	(298)	1,030	170
Unrealized income	2,087	2,135	4,333	1,067
Interest expense	—	(4)	—	(4)
Interest income	2,111	—	2,989	—
Total other income (expense)	(24,700)	50,669	(16,207)	123,914
Income before income taxes	33,672	91,715	174,516	247,211
Income tax expense	11,788	11,519	38,766	37,515
Net income	21,884	80,196	135,750	209,696
Less: Income (loss) attributable to non-controlling interests in general partnerships	422	(119)	773	167
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	9,146	26,181	51,326	76,849
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,647	2,285	5,617	519
Net income attributable to Hamilton Lane Incorporated	$9,669	$51,849	$78,034	$132,161

Revenues
The following table shows total revenues of the Company and its consolidated VIEs:

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2022	2021	2022	2021
Management and advisory fees
Specialized funds	$53,299	$38,233	$144,099	$107,935
Customized separate accounts	29,571	25,982	87,329	75,416
Advisory	6,613	6,119	19,073	18,781
Reporting and other	6,720	5,992	19,170	16,983
Distribution management	596	3,170	1,863	9,313
Fund reimbursement revenue	556	340	4,648	1,225
Total management and advisory fees	97,355	79,836	276,182	229,653
Incentive fees	29,719	11,868	139,783	37,366
Total revenues	$127,074	$91,704	$415,965	$267,019
Three months ended December 31, 2022 compared to three months ended December 31, 2021
Total revenues increased $35.4 million, or 39%, to $127.1 million, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $17.5 million, or 22%, to $97.4 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. Specialized funds revenue increased $15.1 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due primarily to a $5.3 million increase in revenue from our latest secondary fund, a $3.9 million increase in revenue from our evergreen funds, and a $3.5 million increase in revenue from our latest direct equity fund, which added $1.6 billion, $1.1 billion, and $0.9 billion, respectively, in fee-earning AUM between periods. Revenue from our latest secondary and direct equity funds included $2.0 million and $1.8 million, respectively, in retroactive fees for the three months ended December 31, 2022. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $3.6 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 due to the addition of several new accounts and additional allocations from existing accounts. Distribution management revenue decreased $2.6 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 due to decreased distribution activity.
Incentive fees increased $17.9 million to $29.7 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due to increases in incentive fees from our specialized funds and customized separate accounts.

Nine months ended December 31, 2022 compared to nine months ended December 31, 2021
Total revenues increased $148.9 million, or 56%, to $416.0 million, for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $46.5 million, or 20%, to $276.2 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. Specialized funds revenue increased $36.2 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due primarily to a $15.2 million increase in revenue from our evergreen funds, a $9.1 million increase in revenue from our latest secondary fund, and an $8.6 million increase in revenue from our latest direct equity fund, which added $1.1 billion, $1.6 billion, and $0.9 billion, respectively, in fee-earning AUM between periods. Revenue from our latest direct equity fund included $2.4 million in retroactive fees for the nine months ended December 31, 2022. Customized separate accounts revenue increased $11.9 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 due to the addition of several new accounts and additional allocations from existing accounts. Distribution management revenue decreased $7.4 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 due to decreased distribution activity. Fund reimbursement revenue increased $3.4 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due primarily to the recognition of fund reimbursements from our latest secondary fund in the current year period.
Incentive fees increased $102.4 million to $139.8 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due primarily to increases in incentive fees from our specialized funds.
Expenses
Three months ended December 31, 2022 compared to three months ended December 31, 2021
Total expenses increased $18.0 million, or 36%, to $68.7 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021 due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $11.7 million, or 34%, to $45.7 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due to increases in base compensation and benefits and incentive fee compensation. Base compensation and benefits increased $6.1 million, or 21%, for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due to an increase in our bonus plan accrual related to the increase in incentive fee revenue and an increase in salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation increased $4.4 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $6.4 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This change consisted primarily of a $2.4 million increase in third-party commissions, a $1.0 million increase in travel expense, and a $0.8 million increase in depreciation expense.

Nine months ended December 31, 2022 compared to nine months ended December 31, 2021
Total expenses increased $81.5 million, or 57%, to $225.2 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021 due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $64.2 million, or 68%, to $158.2 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due to increases in base compensation and benefits and incentive fee compensation. Base compensation and benefits increased $37.5 million, or 48%, for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due primarily to an increase in our bonus plan accrual related to the increase in incentive fee revenue. Incentive fee compensation increased $25.6 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $17.3 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. This change consisted primarily of a $3.7 million increase in third-party commissions, $2.9 million increase in travel expense, a $2.6 million increase in fund reimbursement expenses, a $2.6 million increase in consulting and professional fees, a $1.9 million increase in depreciation expense, and a $1.5 million increase in conferences and marketing.
Other Income (Expense)
The following table shows the equity in income (loss) of investees of the Company and its consolidated VIEs included in other income (expense):

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2022	2021	2022	2021
Equity in income (loss) of investees
Primary funds	$(537)	$1,129	$(210)	$7,124
Direct investment funds	(305)	867	(5,496)	15,375
Secondary funds	234	4,074	(546)	11,824
Customized separate accounts	(1,350)	5,042	(3,502)	20,201
Other equity method investments	2,997	1,514	3,291	5,827
Total equity in income (loss) of investees	$1,039	$12,626	$(6,463)	$60,351
Three months ended December 31, 2022 compared to three months ended December 31, 2021
Other income decreased $75.4 million to a $24.7 million loss for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due primarily to a decrease in other non-operating income and equity in income of investees.
Non-operating income decreased $65.1 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due to the recognition of a $43.3 million loss on an investment in the current year period and $31.7 million in gains on two investments in the prior year period.
Equity in income of investees decreased $11.6 million to a $1.0 million gain for the three months ended December 31, 2022 compared to the three months ended December 31, 2021. This was due primarily to the gains of public market valuations during the quarter ended September 30, 2021.

Other income of consolidated VIEs increased $2.8 million for the three months ended December 31, 2022 compared to the three months ended December 31, 2021, due primarily to interest income of investments held in trust of our sponsored SPAC.
Nine months ended December 31, 2022 compared to nine months ended December 31, 2021
Other income decreased $140.1 million to a $16.2 million loss for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due primarily to a decrease in other non-operating income and equity in income of investees.
Non-operating income decreased $74.1 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due to the recognition of $15.0 million in losses on investments in the current year period compared to $59.7 million in gains on investments in the prior year period.
Equity in income of investees decreased $66.8 million to a $6.5 million loss for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021. This was due primarily to the prior year gains from increases in public market valuations during the period ended September 30, 2021 compared to losses for the period ended September 30, 2022.
Other income of consolidated VIEs increased $7.1 million for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due primarily to interest income of investments held in trust of our sponsored SPAC.
Income Tax Expense
Our effective tax rate was 35.0% and 12.6% for the three months ended December 31, 2022 and 2021, respectively, and 22.2% and 15.2% for the nine months ended December 31, 2022 and 2021, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rates for the three and nine months ended December 31, 2022 were more than the three and nine months ended December 31, 2021 due primarily to a valuation allowance for deferred tax assets not expected to be realized and discrete tax adjustments, which were higher in the three and nine months ended December 31, 2022 than the three and nine months ended December 31, 2021.
Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2022			2022
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$32,333	$20,354	$52,687	$30,938	$18,193	$49,131
Contributions (1)	1,432	1,472	2,904	4,598	4,137	8,735
Distributions (2)	(576)	(213)	(789)	(2,305)	(716)	(3,021)
Foreign exchange, market value and other (3)	(100)	163	63	(142)	162	20
Balance, end of period	$33,089	$21,776	$54,865	$33,089	$21,776	$54,865

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
Three months ended December 31, 2022
Fee-earning AUM increased $2.2 billion to $54.9 billion during the three months ended December 31, 2022, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.8 billion, or 2%, to $33.1 billion for the three months ended December 31, 2022. Customized separate accounts contributions were $1.4 billion for the three months ended December 31, 2022, due to new allocations from existing clients and the addition of new clients. Distributions were $0.6 billion for the three months ended December 31, 2022 due to $0.3 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.2 billion from accounts reaching the end of their fund term, and $0.1 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $1.4 billion, or 7%, to $21.8 billion for the three months ended December 31, 2022. Specialized fund contributions were $1.5 billion for the three months ended December 31, 2022, due to $0.6 billion from our latest secondary fund. Distributions were $0.2 billion for the three months ended December 31, 2022, due to returns of capital in funds earning fees on a net invested capital or NAV fee base.
Nine months ended December 31, 2022
Fee-earning AUM increased $5.7 billion to $54.9 billion during the nine months ended December 31, 2022, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $2.2 billion, or 7%, to $33.1 billion for the nine months ended December 31, 2022. Customized separate accounts contributions were $4.6 billion for the nine months ended December 31, 2022, due to new allocations from existing clients and the addition of new clients. Distributions were $2.3 billion for the nine months ended December 31, 2022 due to $0.8 billion from accounts moving from a committed to net invested capital fee base, $0.8 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.7 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $3.6 billion, or 20%, to $21.8 billion for the nine months ended December 31, 2022. Specialized fund contributions were $4.1 billion for the nine months ended December 31, 2022, due primarily to $1.6 billion from our latest secondary fund and $0.8 billion from our evergreen funds. Distributions were $0.7 billion for the nine months ended December 31, 2022, due to $0.6 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.1 billion from accounts reaching the end of their fund term.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2022	2021	2022	2021
Net income attributable to Hamilton Lane Incorporated	$9,669	$51,849	$78,034	$132,161
Income (loss) attributable to non-controlling interests in general partnerships	422	(119)	773	167
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	9,146	26,181	51,326	76,849
Income attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	2,647	2,285	5,617	519
Incentive fees	(29,719)	(11,868)	(139,783)	(37,366)
Incentive fee related compensation (1)	14,001	5,609	66,254	17,685
SPAC related general, administrative and other expenses	278	309	846	868
Non-operating income related compensation	(1,413)	1,790	54	1,790
Interest income	(2,553)	(26)	(3,829)	(488)
Interest expense	2,419	1,161	6,027	3,492
Income tax expense	11,788	11,519	38,766	37,515
Equity in (income) loss of investees	(1,039)	(12,626)	6,463	(60,351)
Non-operating expense (income)	25,873	(39,178)	7,546	(66,567)
Fee Related Earnings	$41,519	$36,886	$118,094	$106,274
Depreciation and amortization	2,022	1,292	5,600	3,744
Equity-based compensation	2,834	1,711	6,816	5,706
Incentive fees	29,719	11,868	139,783	37,366
Incentive fees attributable to non-controlling interests	(243)	(59)	(302)	(134)
Incentive fee related compensation (1)	(14,001)	(5,609)	(66,254)	(17,685)
Non-operating income related compensation	1,413	(1,790)	(54)	(1,790)
Interest income	442	26	839	488
Adjusted EBITDA	$63,705	$44,325	$204,522	$133,969
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable non-controlling interest. Adjusted shares outstanding for the three and nine months ended December 31, 2022 and 2021 are equal to the weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three and nine months ended December 31, 2022 and 2021:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per-share amounts)	2022	2021	2022	2021
Net income attributable to Hamilton Lane Incorporated	$9,669	$51,849	$78,034	$132,161
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	9,146	26,181	51,326	76,849
Income tax expense	11,788	11,519	38,766	37,515
Adjusted pre-tax net income	30,603	89,549	168,126	246,525
Adjusted income taxes (1)	(7,314)	(21,312)	(40,182)	(58,673)
Adjusted net income	$23,289	$68,237	$127,944	$187,852

Adjusted shares outstanding	53,769,379	53,744,144	53,733,521	53,707,401

Non-GAAP earnings per share	$0.43	$1.27	$2.38	$3.50

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.9% and 23.8% for the three and nine month periods ended December 31, 2022 and 2021, respectively, applied to adjusted pre-tax net income. The 23.9% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.9%. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through September 30, 2022 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	514	1.7	1.6	11.8%	8.9%	83 bps	(157) bps	422 bps	178 bps
PEF VII	2010	262	288	1.6	1.6	12.8%	8.9%	(60) bps	(431) bps	349 bps	(28) bps
PEF VIII	2012	427	423	1.5	1.5	10.4%	7.9%	(113) bps	(351) bps	249 bps	6 bps
PEF IX	2015	517	504	1.9	1.9	20.8%	18.9%	896 bps	733 bps	1,254 bps	1,088 bps
PEF X	2018	278	223	1.4	1.4	20.9%	17.2%	1,539 bps	1,095 bps	1,932 bps	1,473 bps
Secondaries
Pre-Fund	-	-	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63) bps	341 bps	157 bps
Secondary Fund II	2008	591	596	1.5	1.4	19.9%	13.5%	459 bps	(188) bps	876 bps	218 bps
Secondary Fund III	2012	909	838	1.4	1.4	13.9%	11.6%	92 bps	(160) bps	487 bps	240 bps
Secondary Fund IV	2016	1,916	2,046	1.7	1.6	19.2%	19.8%	762 bps	738 bps	1,131 bps	1,108 bps
Secondary Fund V	2019	3,929	3,363	1.4	1.5	33.8%	34.9%	3,778 bps	3,982 bps	4,182 bps	4,381 bps
Direct/Co-investments
Pre-Fund	-	-	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(570) bps	(745) bps	(319) bps	(500) bps
Co-Investment Fund II	2008	1,195	1,157	2.1	1.8	17.9%	14.2%	580 bps	196 bps	967 bps	578 bps
Co-Investment Fund III	2014	1,243	1,276	1.9	1.7	17.1%	14.0%	393 bps	85 bps	747 bps	435 bps
Co-Investment Fund IV	2018	1,698	1,480	1.9	1.8	26.3%	24.6%	1,589 bps	1,435 bps	1,949 bps	1,796 bps
Equity Opportunities Fund V	2021	1,731	1,204	1.1	1.1	10.5%	8.6%	3,042 bps	3,288 bps	3,378 bps	3,597 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	222 bps	862 bps	518 bps
Strat Opps 2016	2016	214	216	1.2	1.2	9.8%	7.4%	403 bps	172 bps	526 bps	296 bps
Strat Opps 2017	2017	435	448	1.3	1.2	11.5%	9.1%	816 bps	560 bps	801 bps	562 bps
Strat Opps 2018	2018	889	862	1.2	1.2	9.7%	7.6%	726 bps	501 bps	728 bps	492 bps
Stat Opps 2019	2019	762	699	1.2	1.1	11.4%	8.9%	1,161 bps	811 bps	847 bps	482 bps
Stat Opps 2020	2021	898	838	1.0	1.0	1.5%	0.6%	1,242 bps	1,103 bps	321 bps	209 bps
Strat Opps 2021	2022	953	193	1.0	1.0	7.5%	6.4%	3,120 bps	2,935 bps	1,293 bps	1,819 bps
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to September 30, 2022. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of December 31, 2022 and March 31, 2022, our cash and cash equivalents were $146.1 million and $72.1 million, respectively.
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

Loan Agreements
On October 20, 2022, we entered into a new Multi-Draw Term Loan and Security Agreement (the “2022 Multi-Draw Term Loan Agreement”) and amended our existing Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”) and Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement” and, together with the 2022 Multi-Draw Term Loan Agreement, Term Loan Agreement and Revolving Loan Agreement, the “Loan Agreements”), with First Republic Bank (“First Republic”). The Loan Agreements are cross-collateralized and cross-defaulted and the aggregate principal amount of loans that may be outstanding under all of the Loan Agreements is subject to an aggregate cap of $325 million (the “Cap”).

The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of December 31, 2022, we had no outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.

The Term Loan Agreement has a maturity date of January 1, 2030 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of December 31, 2022, we had an outstanding balance of $100 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, subject to the Cap, through December 31, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of March 24, 2025. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of December 31, 2022, we did not have an outstanding balance under the Revolving Loan Agreement.

The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. Advances could be drawn through March 31, 2022 and the interest rate is a fixed per annum rate of 3.50%. As of December 31, 2022, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of December 31, 2022 and March 31, 2022, the principal amount of debt outstanding equaled $200 million and $171.8 million, respectively.
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
In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires 12 months after the date of the first acquisition under the authorization. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available. Our board of directors periodically reviews the Stock Repurchase Program and most recently re-approved it in December 2022.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2022 and March 31, 2022, we were required to maintain approximately $3.1 million and $4.0 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Cash Flows
Nine Months Ended December 31, 2022 and 2021

	Nine Months Ended December 31,
($ in thousands)	2022	2021
Net cash provided by operating activities	$213,371	$152,512
Net cash provided by (used in) investing activities	$201,565	$(55,664)
Net cash used in financing activities	$(338,038)	$(104,885)
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the nine months ended December 31, 2022 and 2021, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our investments. For the nine months ended December 31, 2022 and 2021, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment and net contributions to our funds. Additionally, during the nine months ended December 31, 2022, we received sale proceeds from and made purchases of non-fund investments.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the nine months ended December 31, 2022 and 2021, our net cash used in financing activities was driven primarily by dividends paid to shareholders and distributions to HLA members. Additionally, during the nine months ended December 31, 2022, we borrowed additional amounts under our existing term loan and borrowed and fully repaid amounts under our revolving credit facility in order to fund contributions to our funds and other non-fund investments.
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
Interest Rate Risk
 As of December 31, 2022, we had $200.0 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 6.25% as of December 31, 2022. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 6.00% as of December 31, 2022.
Based on the floating rate component of our Loan Agreements payable as of December 31, 2022, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $1.0 million over the next 12 months.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1-31, 2022	—	$—	—	$50,000,000
November 1-30, 2022	—	$—	—	$50,000,000
December 1-31, 2022	991	$72.27	—	$50,000,000
Total	991	$72.27	—	$50,000,000

(1) Represents shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under HLI’s 2017 Equity Incentive Plan.

(2) On November 6, 2018, we announced that our board of directors authorized a program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million (the “Stock Repurchase Program”). The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, so the full purchase authority remains available under this program, which expires 12 months after the date of the first acquisition under the authorization. Our board of directors most recently re-approved the Stock Repurchase Program in December 2022.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1º	Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	10/26/22	001-38021
10.2º	Third Amendment to Revolving Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/26/22	001-38021
10.3º	Fourth Amendment to Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/26/22	001-38021
10.4	Third Amendment to Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/26/22	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

º Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of February 2023.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer

By:	/s/ Michael Donohue
Name: Michael Donohue
Title: Managing Director and Controller