Form 10-K
period 2023-03-31
Hamilton Lane INC
filed 2023-05-25
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2022, based on the closing price of $59.61 as reported by the Nasdaq Stock Market, was approximately $1,975.1 million.
As of May 23, 2023, there were 38,589,994 shares of the registrant’s Class A common stock and 15,409,507 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2023 annual meeting of stockholders.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will”, “expect”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to: our ability to manage growth, fund performance, competition in our industry, changes in our regulatory environment and tax status; market conditions generally; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to fund commitments; our exposure and that of our clients and investors to the credit risks of financial institutions at which we and they hold accounts; our ability to comply with investment guidelines set by our clients; our ability to successfully integrate acquired businesses with ours; our ability to manage risks associated with introducing new types of investment structures, products or services or entering into strategic partnerships; our ability to manage redemption or repurchase rights in certain of our funds; our ability to manage, identify and anticipate risks we face; our ability to manage the effects of events outside of our control; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
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
•expanding our business, formulating new business strategies, entering into new geographic markets and strategic partnerships and integrating acquired businesses with ours;
•declines in the pace or size of fundraising;
•our use of leverage and the dependence on leverage by certain funds, customized separate accounts and portfolio companies and exposure to the credit risks of financial institutions;

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
•the growth of our business;
•our ability to maintain our desired fee structure;
•our risk management strategies and procedures;
•limitations in our due diligence process;
•our use of technology to collect and analyze data;
•operational risks and data security breaches;
•compliance with privacy laws and regulations;
•claims for damages and negative publicity;
•increasing scrutiny by clients, regulators and others on environmental, social and governance (“ESG”) matters;
•climate change and climate change-related regulations;
•the occurrence of another global health crisis like the coronavirus (“COVID-19”) pandemic; and
•our business operations outside of the United States.

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
•the disparity in voting rights between the classes of our common stock;
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

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider with approximately $112 billion of assets under management (“AUM”), and approximately $745 billion of assets under advisement (“AUA”) as of March 31, 2023. We work with our clients to conceive, structure, build out, manage and monitor portfolios of private markets funds and direct investments, and we help them access a diversified set of such investment opportunities worldwide. Our clients are principally large, sophisticated, global investors that rely on our private markets expertise, deep industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the increasing complexity and opacity of private markets investing. While some maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. In addition to our institutional client base, we have a growing number of non-institutional clients stemming from the private wealth channel, which includes family offices and high-net-worth individuals, who utilize our products and services to gain access to the private markets.
We were founded in 1991 and have been dedicated to private markets investing for over three decades. We currently have over 600 employees, including 204 investment professionals, operating across 22 global offices servicing our clients throughout the world.
We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $85 billion of our AUM as of March 31, 2023.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $27 billion of our AUM as of March 31, 2023.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $745 billion of AUA as of March 31, 2023.

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
Our intermediary clients, which also include registered investment advisers, enable us to provide our investment products to an expanded range of high-net-worth individuals and family offices. Historically, this segment of investors has had limited options for gaining exposure to the private markets. Hamilton Lane’s private wealth platform offers this segment access to private capital and its wealth creation potential. Our differentiators include a global platform, a range of risk/return offerings via both semi-liquid and closed-end funds and multiple investment strategies.
We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 3% of management and advisory fee revenues. For the year ended March 31, 2023, our top 10 clients generated approximately 16% of management and advisory fee revenues, and our top 20 clients generated approximately 24% of management and advisory fee revenues with all of our top 20 clients having multiple allocations, products or services with us. A significant portion of our revenue base is recurring and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients, providing highly predictable cash flows.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2023, we had AUM of approximately $112 billion, reflecting a 16% compound annual growth rate (“CAGR”) from March 31, 2019, and our AUM increased in each fiscal year during this timeframe. We had approximately $745 billion of AUA as of March 31, 2023, reflecting a 15% CAGR from March 31, 2019.
Organizational Structure
Initial Public Offering and Reorganization

HLI was incorporated in the State of Delaware on December 31, 2007 and conducted its initial public offering (“IPO”) in 2017. HLI is a holding company with no direct operations. Its principal asset is an equity interest in HLA. It serves as the managing member of HLA and operates and controls all of HLA’s business and affairs.

In connection with the IPO, we completed a series of transactions in order to effect a corporate reorganization, which we refer to collectively throughout this Form 10-K as the “Reorganization”. As part of the Reorganization, we changed our structure to what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the legacy owners (through the tax receivable agreement) when they ultimately exchange their pass-through interests for shares of Class A common stock or, at our election, for cash. HLI has dual-class common stock, the rights of which are described in more detail below. The below chart summarizes our organizational structure as of March 31, 2023.

Class B Holders[(1)]
Public Investors / Direct HLI Stockholders
Class B common stock
80.0% voting interest
de minimis economic interest
Class A common stock
100% economic interest
20.0% voting interest
Hamilton Lane Incorporated
Class A units[(2)]
Sole Managing Member
70.1% economic interest
Class B units[(1)]
28.6% economic interest
Class C Holders[(1)]
Hamilton Lane Advisors, L.L.C.
Class C units[(1)]
1.3% economic interest

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
(2)We hold all of the Class A units of HLA, representing the right to receive approximately 70.1% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.
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

Our Class B common stockholders collectively hold 80% of the combined voting power of our common stock. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLA Investments, LLC (“HLAI”), our controlling stockholder. The parties to the stockholders agreement control approximately 80% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

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
Expand distribution channels. We continue to build a scalable, cost-effective global institutional sales organization, which provides us with a strong local presence in several markets. Our sales organization comprises our institutional client and private wealth solutions groups, which are dedicated to marketing our services and products globally. In addition, we intend to increase our profile with influential intermediaries that advise individual and institutional clients, particularly small and medium-sized institutions and high-net-worth individuals and family offices. We have also entered into strategic distribution partnerships with financial institutions in certain geographical regions and market sectors to gain access to their captive client bases. As we continue to explore different ways to access alternative distribution channels, we are also acting as “sub-advisor” for financial intermediaries with significant distribution strength. In this role, we perform a range of investment services from portfolio construction to investment management, while the distribution partner focuses on product distribution and client service. In the context of these partnerships, the distribution partner often aims to provide its clients with products under its own brand, which we achieve by rebranding our existing offerings or by creating customized offerings carrying the distribution partner’s name. We anticipate increasing sub-advisory opportunities as we continue to target high-net-worth individuals and family offices.
Identify unique technology solution providers and strategic partners that we believe can help make us and the industry better and put our balance sheet capital behind them to form mutually-beneficial partnerships. We view the implementation of technology into our workflows as critical to maintaining our market-leading position in private markets. Given this status, we are often a sought-after partner for technology-oriented businesses that are developing cutting-edge and innovative solutions that will help grow and improve the industry. We identify and develop strategic partnerships with, and/or opportunistically seek minority stakes in these companies and often, are either a client of these companies or share in a common vision that will provide strategic benefits to both parties. Examples of these partnerships include Russell Investments Group (a leading outsourced chief investment officer function), Cobalt LP (benchmarking and diligence), Canoe Intelligence (document digitalization and processing), iCapital Network (high-net-worth fundraising portal), Fairwords (formerly known as Honcho) (governance/monitoring software), Novata (private company ESG data collection), TIFIN (tech-enabled wealth management platform), ADDX (Singapore digital securities exchange), CAIS (alternative investment retail platform), Stashaway (digital wealth management platform), Hazeltree (treasury and portfolio finance solutions), Securitize (digital/tokenized asset securities firm), Figure (digital fund management solutions) and Alta (digital marketplace for alternative investments).
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
Expand globally. We have substantially grown our global presence, both in terms of clients and investments, by expanding our international offices as well as our client presence. We have built a significant presence to serve clients in Europe, Latin America, the Middle East, Asia, Australia and Canada, and we have offices in Frankfurt, London, Milan, Stockholm, Zug, Mexico City, Tel Aviv, Hong Kong, Seoul, Shanghai, Singapore, Tokyo, Sydney and Toronto. In each of these places, we serve major institutional clients, and we review and commit capital to established local private markets funds on behalf of our clients. Our aim is to continue expanding our global presence through further direct investment in personnel, development of client relationships and increased investments with, and direct investments alongside, established private markets fund managers.
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
Investment Process and Monitoring
Our investment team is generally organized by investment type (primary, secondary and direct investment). The direct investment team is further specialized with separate teams that focus on equity or credit. We also have a specialized team that analyzes all investment types related to real assets opportunities. Our evergreen investment team utilizes the same investment process and allocation priority as our institutional single-strategy funds. Lastly, our portfolio management group draws upon data analysis to form views at the industry level. Each of these teams, with the exception of private market analytics, has its own discrete investment committees, although there is significant overlap among committee members.
Regardless of the investment type or strategy, our investment process remains generally consistent, detailed and thorough from sourcing to closing. Throughout the years, we have invested heavily and prioritized the ability to share data and information efficiently amongst all of our investment teams. The teams leverage our technology systems to guide the investment decision process.
Each of our investment teams incorporates an investment committee that is composed of select senior professionals from the organization who collectively review, opine and make the ultimate decision as to the opportunities in which we will invest. Our operational due diligence (“ODD”) team is empowered with separate voting rights on each of the firm’s fund investment opportunities, which means that we will only proceed with investments that are approved by both our investment committee and our ODD team. Each review completed by our ODD team results in a full report documenting each risk area and any existing mitigating factors, our recommendations to each manager and our proprietary risk-rating system. As investments are approved by the relevant investment committees, our allocation committee reviews each opportunity in light of the policies and procedures of the accounts that will be investing and oversees the implementation of our allocation policies. This committee generally serves to help ensure that investment opportunities are treated in accordance with our contractual obligations and fiduciary duties to our clients and are consistent with our allocation policies. The allocation committee is composed of senior professionals throughout the organization.
We have worked to institutionalize our approach to responsible investment. Since 2008, we have been a signatory to the UN-backed Principles for Responsible Investment (“PRI”). Responsibility for oversight, strategy and guidance on ESG rests with our Responsible Investment Committee (“RIC”), which includes senior members of the firm. RIC members are also present at every investment committee meeting to monitor investment compliance. Today, we fully integrate ESG into all of our due diligence processes, ensuring that ESG issues are taken into account when making investment decisions. We employ a proprietary rating system that seeks to benchmark the fund managers with whom we invest to best practices, which means that the standards we expect from our general partners are continuously increasing. Included in our overall approach to ESG is our ongoing focus on diversity, equity and inclusion (“DE&I”), both at the general partner and underlying portfolio company level. For more information on ESG and our investment process, see “—Corporate Responsibility” below.
Assets Under Management and Advisement
As of March 31, 2023, we had total AUA and AUM of approximately $857 billion, of which $112 billion represents AUM from our customized separate accounts and specialized funds, and $745 billion represents AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
AUM
Our AUM, as presented in this Form 10-K, comprise the assets associated with our customized separate accounts and specialized funds. AUM does not include the assets associated with our distribution management services. We classify assets as AUM if we have full discretion over the investment decisions in an account. We calculate our AUM as the sum of:
(1)the net asset value (“NAV”) of our clients’ and funds’ underlying investments;
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
Our AUM has grown from approximately $61 billion as of March 31, 2019 to approximately $112 billion as of March 31, 2023, representing a CAGR of approximately 16%. The following chart summarizes this growth.

AUM
$125
$100
$75
$50
$25
$0
$ (Billions)
$11
$50
$15
$54
$19
$69
$24
$83
$27
$85
2019
2020
2021
2022
2023
(As of the fiscal year end March 31)
Customized Separate Accounts
Specialized Funds

AUA
Our AUA comprise assets from clients for which we do not have full discretion to make investments in their account. We generally earn revenue on a fixed fee basis on our AUA client accounts for services including asset allocation, strategic planning, development of investment policies and guidelines, screening and recommending investments, monitoring and reporting on investments and investment manager review and due diligence. Advisory fees vary by client based on the amount of annual commitments, services provided and other factors. Since we earn annual fixed fees from the majority of our AUA clients, the growth in AUA from existing accounts does not have a material impact on our revenues. However, we view AUA growth as a meaningful benefit in terms of the amount of data we are able to collect and the degree of influence we have with fund managers.
Assets related to our advisory accounts have increased from approximately $422 billion as of March 31, 2019, to approximately $745 billion as of March 31, 2023, representing a CAGR of approximately 15%. Our AUA clients are predominately large institutional investors, with 46% of AUA related to public pension funds and 31% related to sovereign wealth funds. Our AUA is diversified across geographies with approximately 44% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2019.

AUA
$ (Billions)
$800
$700
$600
$500
$400
$300
$200
$100
$0
$422
$434
$631
$795
$745
2019
2020
2021
2022
2023
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

Fee-Earning Assets Under Management
Fee-earning AUM is a metric we use to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees that are generally derived from applying a certain percentage to the appropriate fee base. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and NAV of our customized separate accounts and specialized funds depending on the fee terms. The vast majority of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
Our calculations of fee-earning AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of fee-earning AUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.
As of March 31, 2023, our fee-earning AUM was approximately $57 billion compared to $112 billion in AUM. The difference is due primarily to $36 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by $3 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $22 billion is non fee-earning AUM, which includes accounts that earn fees as discretionary AUM is invested or considered active as well as accounts past their fee-earning period.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2019.

Fee-Earning AUM
$ (Billions)
$60
$50
$40
$30
$20
$10
$0
$11
$22
$14
$25
$16
$26
$18
$31
$23
$35
2019
2020
2021
2022
2023
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
As of March 31, 2023, our client and investor base included over 1,000 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and family offices. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 3% of management and advisory fee revenues. Approximately 58% of our fiscal 2023 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our revenue base is recurring and, based on the long-term nature of our funds as well as long-term relationships with many of our clients, provides highly predictable cash flows. For the year ended March 31, 2023, our top 10 clients generated approximately 16% of management and advisory fee revenues, and our top 20 clients generated approximately 24% of management and advisory fee revenues.

Sales and Marketing
Our client and private wealth solutions groups consist of employees around the world, including in the United States, United Kingdom, Hong Kong, Japan, Singapore, South Korea, Israel, Australia, Canada and throughout continental Europe. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in less developed private equity markets such as Asia and Australia. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we selectively use third-party distributors in Asia and Latin America.
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
Client Service
Our client service group includes employees located in the United States, United Kingdom, Italy, Israel, Japan, Hong Kong, South Korea, Singapore and Australia. At the beginning of the engagement for each advisory account and customized separate account, a relationship manager is assigned as the principal contact person with that client. The relationship managers take primary responsibility for working with the clients to design their strategic plans and to implement those plans in accordance with investment guidelines agreed to by us and the clients. The relationship managers work directly with our allocation committee to ensure that all investment opportunities that are appropriate for their clients are considered. The relationship managers communicate and meet regularly with their clients to discuss potential investments that we are currently considering, funds expected to be raised in the next 12 months, the current status of the clients’ portfolios, investment strategies and overall market conditions.
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
Fees. While the specific terms of our contracts vary significantly from client to client, generally our customized separate account clients are charged asset-based fees annually on committed or net invested capital and/or net asset value. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. For some customized separate accounts, we charge clients annual fixed fees, and, in certain cases, we earn an incentive fee or carried interest based on realized gains, particularly when the investment strategies include secondary investments and direct investments. In certain cases, we also provide advisory and/or reporting services and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts, and therefore we also receive incentive fees or carried interest based on realized gains of investments in our specialized funds and/or management fees under the terms of such funds. We generally reduce the asset-based and/or incentive fees or carried interest on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
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
Structure. Our customized separate accounts are often structured through contractual arrangements involving an investment management agreement between us and the client. Alternatively, we will establish a separate investment vehicle, generally structured as a limited partnership with the client as the sole limited partner and a wholly owned subsidiary of HLA as the general partner. Such limited partnerships are typically formed in Delaware or a non-U.S. jurisdiction, such as the Cayman Islands or Luxembourg, in accordance with the client’s specifications. In certain cases, we have formed investment vehicles utilizing other forms, including Delaware limited liability companies, Cayman unit trusts and/or Luxembourg companies. Our capital commitment to such an investment vehicle is generally 1% of total capital commitments but in certain cases may be higher or lower. We manage these investment vehicles under an investment management agreement between the investment vehicle entity and us, and we manage all aspects of the vehicles, utilizing the services of third parties as needed, including administrators and custodial banks.
Specialized Funds
Since 1997, we have sponsored primary funds, secondary funds, direct investment funds, strategic opportunities funds, social and environmental impact funds and Small Business Investment Company funds. The terms of each fund vary. We have described below the key terms of these funds.
In addition, we sponsor funds designed to provide investors periodic liquidity, which primarily invest in secondaries and direct investments (the “evergreen funds”). One evergreen fund is marketed to investors outside of the United States, and in the United States, we offer a similar vehicle for U.S. investors, which is registered under the Securities Act and as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Additionally, we sponsor a credit-focused evergreen fund on a private placement basis, primarily outside of the United States.
Capital Commitments. Investors in our specialized funds, other than the evergreen funds, generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available and to fund operational expenses and other obligations. The commitments are generally available for investment for three to six years, during what we call the investment period. However, our strategic opportunities funds have one- to two-year investment periods. We typically have invested the capital committed to our funds, other than our strategic opportunities funds, over a three- to five-year period. Investors in the evergreen funds fund their investment at the time of subscription, and the proceeds may be invested by the funds at any time.
Structure. We conduct the management of our specialized funds, other than the evergreen funds, primarily through structures in which limited partnerships (or series thereof) organized by us accept commitments or funds from investors. The investors become limited partners in the funds and a separate entity that we form and control acts as the general partner. Our capital commitment to the fund is generally 1% of total capital commitments. HLA, which we refer to as the “Manager”, generally serves as the investment manager of our funds, including the evergreen funds. The Manager is registered as an investment advisor under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). Responsibility for helping a fund’s general partner with all aspects of the day-to-day operations of the fund generally is delegated to the Manager pursuant to an investment management agreement. The material terms of our investment management agreements relate to the scope of services to be rendered by the Manager to the applicable funds and certain rights of termination. The funds themselves do not register as investment companies under the Investment Company Act, in reliance on exemptions from such registration other than as described with respect to the evergreen funds.
The Manager generally makes all decisions concerning the making, monitoring and disposing of investments pursuant to authority delegated by the specialized fund’s general partner. The investors in the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by us as the Manager, typically in our sole discretion pursuant to authority delegated by the general partner, subject to the investment limitations set forth in the agreements governing each fund. The limited partners often have the right to remove the general partner for cause or effect an early dissolution by supermajority vote, or in certain cases by a simple majority vote. In addition, the governing agreements of our funds typically require the suspension of the investment period if, depending on the fund, between two and ten designated principals of the Manager cease to devote sufficient professional time to or cease to be employed by the Manager, often called a “key person event”, or in connection with certain other events discussed under “—Duration, Redemption and Termination.” See “Risk Factors—Risks Related to our Business—Our ability to retain our senior management team and attract additional qualified investment professionals is critical to our success” included in Part I, Item 1A of this Form 10-K.

Management Fees. We earn management fees based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value in, our specialized funds. The management fee during the investment period is often charged on capital commitments and after the investment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital or net asset value. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partner commits early in the offering period or if the limited partners are investors in our other funds. Management fees would be reduced in the event that any monitoring, consulting, investment banking, advisory, transaction, directors’ or break-up or similar fees are paid to the fund’s general partner, the Manager or any of their affiliates or principals.
Incentive Fees. Incentive fees comprise carried interest earned from our specialized funds and certain customized separate accounts structured as single-client funds in which we have a general partner commitment, and performance fees earned on certain other specialized funds and customized separate accounts.
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
If, upon the final distribution of any of our specialized funds from which we earn carried interest, we and our affiliates have received cumulative carried interest in excess of the amount to which we would be entitled from the profits calculated for such investments in the aggregate, or if the limited partners have not received distributions equal to those to which they are entitled, the carried interest recipient will typically return such part of any carried interest to the limited partners as is necessary to ensure that they receive the amounts to which they are entitled, less taxes on the carried interest. We refer to these provisions as “clawbacks.” Most of our funds that provide for carried interest require a full return of capital and expenses to investors before any carried interest is paid to us, which minimizes the risk of a clawback obligation.
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
Interests in our specialized funds, other than our evergreen funds, are not subject to redemption prior to termination of the funds. Termination or dissolution of the funds and the suspension of their investment periods, however, can generally be accelerated upon the occurrence of certain customary events, including key person events, bankruptcy and similar events and the occurrence of fraud, willful malfeasance or gross negligence and other similar events. Such funds also may be terminated upon the affirmative vote, depending on the fund, of 75% to 85% of the total limited partner interests entitled to vote.
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
Intellectual Property
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. We believe that the “Hamilton Lane” trade name, logos and website are material to our operations.
Legal and Compliance
Our general counsel reports to our chief executive officer. Our attorneys are embedded in our corporate legal, relationship management and investment teams. Most of our customized separate account clients, certain of our advisory clients and our specialized funds rely on us to review, analyze and negotiate the terms of the documents relating to primary, secondary and direct investments. Working together with our investment teams, our attorneys, using outside law firms as needed, negotiate directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct investments. Our attorneys also review and make recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our legal team is responsible for preparing, reviewing and negotiating all documents relating to the formation and operation of our specialized funds. We utilize the services of outside counsel as we deem necessary.
Our compliance team is led by our chief compliance officer, who reports to our vice chairman and head of strategic initiatives. Our chief compliance officer has day-to-day management responsibility for the compliance team. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton Lane Securities LLC, our Securities and Exchange Commission (“SEC”)- and Financial Industry Regulatory Authority (“FINRA”)-registered broker-dealer affiliate through which we offer interests in our specialized funds.
Risk Management
Risk management oversight and direction across the firm is provided by various committees. Significant risk matters are ultimately raised to the firm’s executive committee. The executive committee is composed of some of the most senior professionals at the firm, including our chief risk officer, across the spectrum of departments.
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
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union (“EU”), the European Economic Area (“EEA”), the individual member states of each of the EU and EEA, Australia, Canada, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, Switzerland and the United Kingdom (“U.K.”), we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements.
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
Employees
Our Culture and Focus on Diversity, Equity & Inclusion
Fostering a diverse, equitable and inclusive environment is core to our corporate mission to enrich lives and safeguard futures, and we leverage our status as a global leader in the private markets to promote diversity and inclusion to the benefit of employees, clients, the community and our industry overall. Our organization is focused on doing the right thing, acting with integrity, pursuing excellence in all that we do and promoting equity and inclusion from within. This starts with a commitment to our employees to create a workplace environment where they can thrive both professionally and personally, and where our employees feel comfortable bringing their whole selves to the workplace. Any employee found to have exhibited any inappropriate conduct or behavior against others will be subject to disciplinary action, up to and including termination.
Formed in 2016, our Diversity, Equity & Inclusion Council (“DE&I Council”) aims to raise awareness about the importance and benefits of fostering an inclusive work environment and culture. We know that smart teams do great things, but diverse teams can do truly incredible things, and the way to affect change is to help create it. This is articulated in one of our corporate values, “Promoting Equity and Inclusion from Within.”
We believe that our strong culture is a key factor driving our success in developing and maintaining high-quality relationships with current/prospective employees, clients, prospects, business partners and the communities within which we live and work. In early 2021, we became a signatory to the Diversity in Action Initiative of the Institutional Limited Partners Association (“ILPA”). This effort focuses on foundational actions that limited partner and general partner organizations are taking to advance DE&I, both internally and throughout the industry more broadly. With approximately 600 employees worldwide as of March 31, 2023, we are proud that our culture has been recognized annually for the last 11 years by Pensions & Investments (“P&I”) magazine, a leading investment publication, as a “Best Place to Work in Money Management” since P&I created the list in 2012. We are one of just five firms to hold this distinction. In addition, we have been recognized by the Central Penn Business Journal as a “Best Place to Work in Pennsylvania,” also for the last 11 consecutive years. Most recently, Hamilton Lane was named to Forbes’ inaugural Financial All-Stars list in 2023.
Talent Acquisition and Retention
In 2020, our Human Resources Department, in conjunction with the firm’s DE&I Council, implemented a strategic plan, called HL All, aimed at expanding upon existing efforts to intentionally embed DE&I into the fabric of the firm’s values, culture, and recruiting and retention practices. The five-pillar strategy of HL All includes (i) workforce diversity, (ii) training and development, (iii) workplace inclusion, (iv) culture and accountability and (v) supplier diversity. HL All outlines enhanced recruiting and retention efforts, including an emphasis on ongoing training, accountability and inclusivity. In recognition of our efforts, we were designated by the Private Equity Women Investor Network as International LP of the Year for 2020. This award is given annually to an outstanding institutional limited partner who has demonstrated a commitment to encouraging and supporting female investors in the private equity industry.
As of March 31, 2023, 53% of our employees were women or ethnically underrepresented professionals, 60% of departments were led by women or ethnically underrepresented professionals and 51% of investment team roles were held by women or ethnically underrepresented professionals. As of March 31, 2023, approximately 42% of our employees were women and 32% of senior leadership roles were held by women.
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

In addition to formalizing a DE&I strategy with clear objectives and aspirations for increasing the diversity of our workforce, we have recently focused on a number of other human capital initiatives. In support of our DE&I strategy, we launched the Hamilton Lane Emerging Talent Internship program, designed to introduce women and ethnically underrepresented students to Hamilton Lane and to the opportunities in the private markets. Finally, we have a software program for financial management and human capital management, which provides a platform to deliver our human capital processes, allowing enhanced data analysis, better controls through trackable and auditable transactions, and employee and manager self service.
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
Our Continued Commitment to ESG & Sustainability Issues
Hamilton Lane has long been focused on ESG issues, and has been formally issuing our ESG diligence questionnaire to fund managers since 2010. Our RIC was established in 2012, and each of our investment teams factor ESG considerations into their investment processes. We raised our first dedicated Impact Opportunities Fund in 2019 and launched our second Impact Opportunities Fund in 2021, with each fund seeking to make direct investments in businesses with a focus on environmental and social impact. Educating our internal teams remains a core pillar of our approach to sustainability and responsible investing. We work with each investment team to learn, educate, discuss and integrate best practices across functional areas, including due diligence, investment memoranda development, monitoring and reporting.
Since 2020, we have had a long-tenured, senior member of our organization serving as Director of ESG & Sustainability. This individual is focused on bringing more cohesion, consistency, centralization and employee training to our efforts and leads our RIC. In addition, each of our distinct investment teams (specialized funds, direct investments, secondaries, real assets) has ESG task force champions that lend to our ESG efforts and liaise with the dedicated ESG team. We are actively growing our dedicated ESG team and resources.
As a financial services company, we do not burn fossil fuels on site to operate our business, and thus we do not have material Scope 1 emissions. The majority of our carbon footprint is comprised of Scope 2 emissions (power purchased to run our offices) and select portions of Scope 3 emissions that we are able to capture (business car, rail and air transport and employees commuting to our offices). We have measured the carbon footprint associated with the energy usage at our global offices, our business travel and the commuting of our global employees and have committed to carbon neutrality for our operations going back to 2019. We have partnered with climate and sustainable development expert, Climate Impact Partners, to offset the emissions of our calendar 2019 - 2021 operations, we are currently working toward offsetting emissions from our calendar 2022 operations, and we intend to continue doing so going forward. The partnership seeks to offset carbon dioxide emissions by supporting projects with third-party verified carbon credits as well as societal benefit, including a wind power project in India, two world-leading clean cooking projects in Bangladesh and Ghana and the Aqua Clara water filter project in Kenya. This water filter project reduces emissions by removing the current practice of using fire to boil and clean water and promotes health, safety and improved quality of life within the population. In 2022, we worked with a third party on data verification and calculation before purchasing offsets. This expanded our data collection to include emissions stemming from remote working and other sources and allowed us to officially list the firm as carbon neutral for our calendar 2021 operations. We are also exploring multiple avenues to reduce our carbon intensity in line with the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations.
We have also made a pledge to reach net-zero emissions by 2050 or sooner across all discretionary assets under management. As an important first step towards this goal, we became a signatory to Initiative Climate International (“iCI”) in 2022. iCI is affiliated with the PRI and is composed of a platform of leading private equity investors dedicated to understanding and reducing carbon emissions of private equity-backed companies. It was founded to help ensure the private equity industry plays its part in meeting the goals of the Paris Agreement on Climate Change (the “Paris Agreement”). Its members commit to active engagement with portfolio companies to manage and reduce emissions and to promote sustainability.
Our corporate headquarters in Conshohocken, Pennsylvania, a suburb of Philadelphia, was awarded a Silver LEED (Leadership in Energy and Environmental Design) certification as well as a Fitwel certification. The LEED certification demonstrates the value we place on locating our headquarters in an energy and resource-efficient building. The Fitwel certification demonstrates our commitment to the health and wellness of our employees. We incorporated ESG considerations into our design and furnishing choices, the office offers spaces designated for personal wellness, mental health and well-being and employee connectivity, and we have taken steps to reduce paper and single-use plastics consumption and other waste. HL Green, an employee-led initiative formed in 2019, plans to continue researching and advising on opportunities for the firm to engage employees in practices that help protect the environment and promote sustainability both in the office and beyond.
In 2021, we partnered with a consortium of investors to form Novata, a public benefit corporation created to provide a technology platform that helps private equity firms and private companies navigate the complex ESG landscape. The platform simplifies the process for selecting ESG reporting metrics, provides a secure database to collect and store data and enables its users to make informed investment decisions and report to key stakeholders using insights and analytics tools. We worked with Novata to digitize our fund ESG diligence questionnaire and our annual ESG/DE&I survey, both of which we are now issuing through Novata’s platform. Next, we plan to begin collecting ESG and impact data for a number of our products with Novata.
In 2023, we became signatories to the ESG Data Convergence Initiative, an organization with the goal of creating a critical mass of meaningful, performance-based ESG data from private companies by converging on a standardized set of ESG metrics for private markets. The standard will allow general partners and portfolio companies to benchmark their current positions and generate progress toward ESG improvements, while enabling greater transparency and more comparable portfolio information for limited partners and investment managers. In our role as investment manager, we will encourage the general partners with whom we work to use this framework.
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
Investing Responsibly
Hamilton Lane’s RIC was established in 2012 and is responsible for oversight, strategy and guidance on all ESG matters, including our ESG policy. Our longstanding RIC shows the importance of responsible investing and effective ESG risk management at Hamilton Lane. The RIC meets regularly to determine relevant updates to our corporate ESG policy and to ensure continued thought development on ESG policy. RIC members are also present at every investment committee meeting to monitor investment compliance with the corporate ESG policy. The RIC meets separately when an investment has significant ESG risk and/or when compliance with corporate ESG policy is not straightforward. Further, the RIC meets to approve all investments that are considered for Hamilton Lane’s impact funds.
We fully integrate ESG into all of our due diligence processes and utilize third-party risk rating and identification metrics to understand the geographic, social and environmental risks across industries and investments. As part of our standard process, we rate general partners based on their approach and integration of ESG, the risk profile of their track record and the risk profile of the proposed strategy, helping our clients understand how their general partners are performing while also allowing us to identify the areas in which to engage with the general partners. Our proprietary rating system seeks to benchmark general partners to best practices, which means that the standards we expect from our general partners are continuously increasing. In 2022, we continued to embed ESG throughout our due diligence processes, including the integration of ESG, earlier, through the inclusion of EU Sustainable Finance Disclosure Regulation (“SFDR”) ratings and ESG factors in our screening and meeting memoranda. Further, we have introduced a proprietary ESG Organizational Rating Framework as an extension of the ESG rating system, comprised of 23 variably weighted ESG-related questions. General partners are ranked on a scale of one to five to produce an aggregated organizational ESG score.

Included in our overall approach to ESG is our ongoing focus on diversity and social inclusion both at the general partner and underlying portfolio company level. This process is both qualitative and quantitative, and final recommendations are based on whether an investment satisfies both parts of the process. Further, we work with both general partners and our clients to help them develop their own ESG policies and procedures, as necessary. By incorporating ESG factors across our investment process and increasing the level of available information, we are aiming to help our clients better understand and meet their responsible investing objectives. We use our best efforts not to invest discretionary capital in companies that operate in excluded sectors, as further detailed in our ESG investment guidelines below. Post-investment, we monitor general partners and their developing portfolios and direct investment portfolio companies to ensure adherence to ESG policies and commitments. We have implemented technology solutions to actively monitor ESG incidents in products and client portfolios. This new technology allows us to become aware of ESG risks sooner and engage our investment teams and the general partners with whom we have invested, depending on a materiality assessment. We have procedures in place for our evergreen and closed-end products for materiality evaluation, escalation and engagement, and we are working to develop procedures with respect to discretionary client portfolios. To further increase our monitoring of ESG metrics, Hamilton Lane began issuing our detailed annual ESG/DE&I survey to all managers with whom we have invested discretionary capital as an annual exercise in 2020, so our teams can assess whether managers are meeting their ESG goals year over year, and where they may be lagging. This provides another avenue for potential engagement to improve ESG integration in the industry. We ultimately seek to standardize ESG reporting capabilities across our platform.
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
•Social—Board composition and employee diversity, workplace conditions, supply chain practices, consumer protections and broader societal impacts are criteria that we evaluate and consider in our investment process. Furthermore, given the risks they pose to our neighbors around the world, we do not directly invest through our discretionary capital in companies that derive revenue from or support controversial weapons (defined as chemical/biological, nuclear, cluster munitions and landmines), abusive lending practices, pornography, animal cruelty, child labor, human trafficking or forced labor.
•Governance—Ownership structures, voting rights, compensation, accounting practices and processes for dealing with conflicts of interest are critical to our underwriting process. Sound governance is the bedrock for implementing responsible investing across the “E” and the “S” components of ESG.
•The above exclusions represent areas where we see an intolerable level of risk to proceed with investment. Outside of those exclusions, our guiding philosophy is that investing with managers who can mitigate ESG risk and promote sustainability is preferable to divestment from entire sectors. Special consideration and enhanced scrutiny are given to investments in areas with potentially higher ESG risks, such as mining, fossil fuel production, deforestation, alcohol, gambling and companies with operations in regions with a history of ESG abuses.

Hamilton Lane’s approach to impact investing moves beyond our integrated ESG procedures, and targets investments that have intentionality around non-financial environmental or social goals. We place emphasis on measurable and reportable impact through a variety of matrices. The same rigorous underwriting, shared intelligence, data and resources are utilized across Hamilton Lane’s investment and research activities, but with a view towards impact. From initial ESG screening to monitoring and reporting, the impact assessment is overseen by the RIC. The impact assessment consists of an initial impact screening, full impact due diligence and post-close monitoring and reporting of identified impact metrics.

Furthermore, we have been a signatory to the United Nations Principles for Responsible Investment (“PRI”) since 2008 and also helped develop the PRI Limited Partners’ Responsible Investment Due Diligence Questionnaire.
In 2023, we became a member of the Responsible Investment Association Australasia (“RIAA”), which champions responsible investing and a sustainable financial system in Australia and New Zealand. RIAA is dedicated to ensuring capital is aligned with achieving a healthy society, environment and economy.
Finally, we are an Influencer member of Pensions for Purpose (“PfP”), whose mission is to encourage ESG and impact investing at pension funds and increase knowledge sharing among market participants, and we have endorsed the ILPA Principles, which are aimed at improving the private equity industry for the long-term benefit of all industry participants and beneficiaries.
Environmental Best Practices
Climate change and environmental degradation are among the largest challenges that face the investment industry and humanity as a whole. A purely exclusionary approach is not sufficient to solve these problems, but rather a holistic one is required. On behalf of our clients, we will seek to invest meaningfully into climate solutions and areas where we and our investment partners can drive significant de-carbonization and will endeavor to invest in the fossil fuel production sector only through managers who realize and are working to de-risk these assets in ways aligned with the Paris Agreement. Additionally, we seek to avoid oil and natural gas-related assets (upstream, midstream, or downstream) unless the general partner or deal sponsor has indicated a full understanding of the climate-related risks involved, and has adopted a comprehensive ESG policy that includes the ability to measure and report on climate-related risks and mitigation efforts being undertaken in the portfolio. We expect to expand this to other carbon intensive sectors in the future.
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
Building a better future means joining together in our efforts through increased engagement and continued sharing of ideas, concerns and personal experiences. As one of our core values states, we strive to “Do the Right Thing”. We understand that being an ally means that we must listen and reflect on our actions and opportunities. We also adopted the core value of “Promoting Equity and Inclusion from Within” in an effort to further expand our commitment to promoting and supporting a more diverse workforce. In practice, this has coalesced into the following initiatives:
•A strategic plan aimed at expanding upon existing efforts to intentionally embed DE&I into the fabric of the firm’s values, culture, and recruiting and retention practices. The plan outlines enhanced recruiting and retention efforts, including an emphasis on ongoing training, accountability and inclusivity.
•We have identified ways in which our employees can listen to and learn from each other. Our Diversity, Equity & Inclusion Speaker Series, which launched in 2017 as a means to provide outside perspectives on DE&I issues, shifted its focus to activism and social justice, hosting speakers on topics such as corporate responsibility, general awareness of racism and implementing effective approaches to racial equality.
•Our DE&I Council also hosts outside speakers offering perspectives and conversations around allyship, racial and social inequities, barriers and constructs.
In 2022, Hamilton Lane officially became a member of the National Association of Investment Companies (“NAIC”), the largest network of diverse-owned private equity firms and hedge funds. Through education, advocacy and industry events, NAIC is focused on increasing the flow of capital to high-performing diverse investment managers often underutilized by institutional investors. We believe this membership reflects our commitment to the promotion of excellence and inclusion in the private markets. We also moved our vendor risk management program to a third-party platform that offers detailed diligence protocols, customizable questionnaires, contract review mechanisms and an ability to track specific data categories, including ESG metrics. This will allow us to survey our vendors for their statistics and commitment to diversity.
These initiatives speak to Hamilton Lane’s acknowledgment of the present moment and important progress underway, as well as to our long-standing commitment to advancing women and other underrepresented groups within the private markets industry.
Social Best Practices
Hamilton Lane has long prioritized both our internal diversity efforts across our global teams and the health of the communities in which we invest and operate. In 2022, we partnered with Ownership Works, a nonprofit organization that works with companies and investors to provide all employees with the opportunity to build wealth through equity, and our chief executive officer serves on its board of directors. We also joined as a member firm of Out Investors, a global network with a mission to make the investing industry more welcoming for LGBTQ+ professionals.
In addition, we seek to partner with managers who share our dedication to these issues and exhibit best practices, including:
•An official DE&I policy statement at the managing and portfolio company levels
•A focus on expanding diversity of decision-making within portfolio company management
•A diverse board composition
•Diversity mandates for hiring third-party service providers
•Monitoring and reporting of social KPIs
•Supplier due diligence

We also seek to invest in diverse organizations and partner with managers who share a commitment to DE&I. As of December 31, 2022, we invested $11.7 billion in discretionary and advisory capital to diverse funds over the two years prior to that date, with a diverse manager being one where there is 25% or more diversity in at least two of the following four categories: ownership level, carried interest, investment committee or investment team.

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
We are proud of our organization’s history of embracing and championing diversity. That authentic commitment is demonstrated by the meaningfully diverse representation across our organization. As of March 31, 2023, 53% of our employees and 45% of senior leaders were women or ethnically underrepresented professionals.
We know that talent is everywhere, but that not all talent has access. Our goal is to provide a path for more diverse professionals to become part of the private markets industry.
We are guided by a genuine belief that in order to diversify and, therefore, improve the composition of our asset class, we must advocate for, educate and include women and ethnically diverse candidates early and often. Our partnerships with organizations such as Girls Who Invest, Women Societies Alliance, Cristo Rey Philadelphia, Big Brothers Big Sisters and Philadelphia Financial Scholars, as well as initiatives aimed at expanding our recruiting efforts at diverse colleges and universities, the Hamilton Lane Women’s Exchange (“HL WE”), our annual Undergraduate Women’s Private Equity Summit and our Emerging Talent Program, are a testament to this belief.
In early 2021, Hamilton Lane became a signatory to ILPA’s newly announced Diversity in Action Initiative. This effort focuses on foundational actions that limited partner and general partner organizations are taking to advance DE&I, both internally and throughout the industry more broadly. Hamilton Lane is honored to join our founding co-signatories in this important effort across our industry, and we remain committed to creating and maintaining an inclusive and collaborative workplace across the world.
In addition to our recruiting and retention efforts, we recognize that a true commitment to diversity requires a proactive and multi-faceted approach. We have multiple employee-led programs designed to help our colleagues with skill development, career progression and work-life balance, as well as to facilitate open dialogues around important topics such as race, inclusion and social justice, including:
•Coffee Connects—internal networking opportunities for Hamilton Lane women intended to facilitate building new relationships and sharing experiences across the organization
•DE&I Speaker Series—interview series intended to promote and encourage the honest discussion of issues related to diversity and inclusion within our firm and broader industry
•HL WE—creating experiences designed to bring Hamilton Lane women together to support their development and success
•Mentoring Program—formal program designed to help employees foster relationships with more experienced colleagues and/or peers in different departments for professional and personal development and growth
At Hamilton Lane, we remain fully committed to DE&I. Our success is because of our people – our colleagues across the globe who bring their authentic selves to work every day. Together, we believe diverse perspectives lead to informed decisions designed to benefit our clients, our employees and our competitive edge.
Cybersecurity
Our cybersecurity programs and strategies are continuously evolving in response to new and emerging threats. When our employees returned to the office in April 2022, we bolstered our systems to accommodate the shift from fully remote connectivity to a hybrid work model. With the increase in phishing attacks around the world, we expanded and augmented our email security systems in response to that potential threat. User education in tandem with these security systems have helped deter attacks. We have also updated and expanded our cybersecurity policies, replaced and upgraded our firewalls, and moved security services to the endpoint in addition to the network edge.
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
Our revenue in any given period is dependent on the number of fee-paying clients and corresponding level of AUM/AUA in such period. Our customized separate account and advisory account business operates in a highly competitive environment where typically there are no long-term contracts. While clients of our customized separate account and advisory account businesses may have multi-year contracts, many of these contracts are terminable upon 30 to 90 days’ advance notice to us. We may lose clients as a result of a change in ownership, control or senior management, a client’s decision to transition to in-house asset management rather than partner with a third-party provider such as us, competition from other financial advisors and financial institutions, changes to their investment policies and other causes. Isolated departures have occurred in the past but have not had a material impact on our business. Moreover, a number of our contracts with state government-sponsored clients are secured through such government’s mandated procurement process, and are subject to periodic renewal. If multiple clients were to exercise their termination rights or fail to renew their existing contracts and we were unable to secure new clients or maintain our levels of AUM/AUA, our customized separate account and advisory account fees would decline materially. A significant reduction in the number of fee-paying clients and/or AUM/AUA levels in any given period could reduce our revenue and materially and adversely affect our business, financial condition and results of operations.
Our failure to deal appropriately with conflicts of interest could damage our reputation and materially and adversely affect our business.
As we expand the scope of our business, we increasingly confront potential and actual conflicts of interest relating to our advisory and investment management businesses. For example, we may recommend that various advisory clients invest in specialized funds managed by us. Additionally, allocating investment opportunities appropriately frequently involves significant and subjective judgements, and the risk that allocation decisions could be challenged as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. As a registered investment advisor, we owe our clients a fiduciary duty and are required to provide disinterested advice. Appropriately dealing with conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny of, or litigation in connection with, conflicts of interest could have a material adverse effect on our reputation, which could materially and adversely affect our business in a number of ways, including an inability to raise additional funds, attract new clients or retain existing clients.
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
Our success depends on our ability to retain our senior management team and to recruit additional qualified investment, sales and other professionals. The individuals that comprise our senior management team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss or prolonged absence of any one of our senior management team or other key personnel could adversely affect certain client relationships, reduce our productivity or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Senior managing directors have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any senior managing director will have on our ability to achieve our investment objectives. In addition, there is no guarantee that the non-competition and non-solicitation agreements to which the majority of our personnel are subject, together with our other arrangements with them, will be enforceable or will prevent them from leaving, joining our competitors or otherwise competing with us. In order to retain and attract qualified investment professionals, we expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. However, we may not be successful in our efforts, as the market for investment professionals is extremely competitive. In addition, the governing agreements of our specialized funds typically require the suspension of the investment period if, depending on the fund, between two and ten designated members of our senior management team cease to devote sufficient professional time to or cease to be employed by HLA, often called a “key person event,” or in connection with certain other events. Any change to our senior management team could materially and adversely affect our business, financial condition and results of operations.

We intend to expand our business and may formulate new business strategies or enter into new geographic markets or strategic partnerships, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenue from asset management and advisory services. However, we have and intend to continue to grow our business by offering additional products and services, by formulating new business strategies, by entering into, or expanding our presence in, new geographic markets and by entering into selected strategic partnerships and corporate investments. These activities have and could continue to increase our operational costs and subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, which may lead to increased litigation and regulatory risk. For example, we have recently undertaken business initiatives to reach an increasing number of retail investors in the United States and around the world, which exposes us to greater levels of risk, including heightened litigation, regulatory enforcement and reputational risks. The distribution of retail products, including through new channels (such as tokenization and digital securities exchanges), whether directly or through market intermediaries, can be complex and could expose us to allegations of improper conduct and/or actions by regulators within and outside the United States with respect to, among other things, product suitability, investor classification, compliance with securities laws, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels. To the extent distribution of our retail or other products is through third-party distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution, which could result in claims that products distributed through such channels are distributed to customers for whom they are unsuitable or that they are distributed in an otherwise inappropriate manner. We are exposed to the risks of reputational damage and legal liability to the extent such third parties we engage, whom we do not control, improperly sell our products to investors. This risk increases as the number of third-party distributors increases.
In addition, our evergreen funds contain terms that permit investors to request redemption or repurchase of their interests on a periodic basis and, subject to certain limitations, include limits on the aggregate amount of such interests that may be redeemed or repurchased in a given period. Challenging market or economic conditions and liquidity needs could cause elevated redemption or repurchase requests from investors in such products, which can limit the amount of such redemption or repurchase requests that are fulfilled. Such limitations may subject us to reputational harm and may make such vehicles less attractive to investors, which could have a material adverse effect on the cash flows of such vehicles. This may in turn negatively impact the revenues we derive from such vehicles. For more information on the risks associated with our evergreen funds, see “—The exercise of redemption or repurchase rights by investors in our evergreen funds may adversely affect our revenues.”
To the extent we introduce new types of investment structures, products or services, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, that we do not have the required investment of capital and other resources and that we could potentially lose clients due to the perception that we are no longer focusing on our core business. Further, the expansion into new geographies and strategies (including making products available on the blockchain and through tokenization and digital securities exchanges) has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance, thereby increasing the risk of litigation and regulatory enforcement actions being brought against us. Our initiatives to expand our retail investor base, including outside of the United States, requires the investment of significant time, effort and resources, including the hiring of additional personnel, the implementation of new operational, compliance and other systems and processes and the development or implementation of new technology. There is no assurance that our efforts to further grow the assets we manage on behalf of retail investors will be successful.
We have and will continue to provide resources to foster the development of new product offerings and business strategies by our investment professionals and launch successor and related products, such that our new strategies achieve a level of scale and profitability. To raise new funds and pursue new strategies, we have and expect to continue to use our balance sheet capital to warehouse seed investments, which may decrease the liquidity available for other parts of our business. If a new strategy or fund does not develop as anticipated or our balance sheet assets cease to provide adequate liquidity, we may be forced to realize losses or become limited in our ability to seed new funds or strategies or support existing ones as currently contemplated. Further, we have from time to time and intend to continue to explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions and have and may continue to use our balance sheet capital to do so. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours. Further, our strategic initiatives include the acquisition of minority interests in third parties, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability for, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
In addition, certain aspects of our cost structure, such as costs for compensation, occupancy leases, communication and information technology services, and depreciation and amortization are largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business. If we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
A decline in the pace or size of fundraising or investments made by us on behalf of our specialized funds or customized separate accounts may adversely affect our revenues.
The revenues that we earn are driven in part by the amount of capital committed by our clients for investment, our fundraising efforts and the pace at which we make investments on behalf of our specialized funds and customized separate accounts. Declines in the pace or the size of fundraising efforts or investments reduce our revenues. The private markets investing environment continues to see increased competition, which can make fundraising and the deployment of capital more difficult. In addition, many other factors cause declines in the pace of investment, including a market environment characterized by high prices, the inability of our investment professionals to identify attractive investment opportunities and decreased availability of financing on attractive terms or decreased availability of investor capital, including potentially as a result of a challenging fundraising environment or heightened requests for redemptions or repurchases in our evergreen funds. Further, we may fail to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy, financial markets or geopolitical conditions, and our ability to deploy capital in certain countries may be adversely impacted by U.S. and foreign government policy changes and regulations. In addition, if we are unable to deploy capital at a pace that is sufficient to offset the pace of realizations, our fee revenues could decrease.
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
Our indebtedness may expose us to substantial risks, and our cash balances are exposed to the credit risks of the financial institutions at which they are held.
We maintain a Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), a 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement”), a 2022 Multi-Draw Term Loan and Security Agreement (the “2022 Multi-Draw Term Loan Agreement”) and a Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the 2020 Multi-Draw Term Loan Agreement and the 2022 Multi-Draw Term Loan Agreement, the “Loan Agreements”) with JPMorgan Chase & Co. (“JPMorgan”), as successor to First Republic Bank (“First Republic”). In early May 2023, JPMorgan announced its purchase of First Republic after that bank’s failure. The purchase included our Loan Agreements. The Term Loan Agreement matures on January 1, 2030, the 2020 Multi-Draw Term Loan Agreement matures on July 1, 2030, the 2022 Multi-Draw Term Loan Agreement matures on October 1, 2029 and the Revolving Loan

Agreement matures on March 24, 2025. For more information on our Loan Agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreements”.
We expect to continue to utilize debt to finance our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends, stock repurchases or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Further, there is no guarantee that we will be able to obtain new borrowings or refinance existing borrowings on favorable terms when they mature. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could materially and adversely affect our business, financial condition and results of operations.
In addition, the availability of capital from our Loan Agreements and our cash balances are exposed to the credit risks of the financial institutions at which they are held. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems or the fear of market-wide liquidity problems. Our material credit facility consists of our Loan Agreements, which are now held at JPMorgan since its purchase of First Republic after that bank’s failure. While the balances and liquidity of the accounts we maintain at First Republic have not been materially adversely affected by that bank’s failure, if any of the financial institutions at which we maintain account balances or upon which we rely for credit were to become unstable or insolvent, our ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to pay operational and other costs, could be threatened or lost, which could have a material adverse effect on our business and financial condition. Our account balances at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. In some cases, we have transferred uninsured cash balances to money market mutual funds.
In addition, if any of our clients, investors, suppliers or other parties with whom we conduct business are unable to access funds pursuant to their lending arrangements with such a financial institution, their ability to pay their obligations to us, provide services to us or enter into new commercial arrangements requiring additional payments to us could be adversely affected, which could have a material adverse effect on our operations and cash flows.
Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide loans to financial institutions, widespread demands for customer withdrawals or other liquidity needs of financial institutions may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect our company, the financial institutions with which we have credit agreements or arrangements, including the Loan Agreements, directly, or the financial services industry or economy in general.

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
•    make loans, advances and investments;
•    maintain account balances at other financial institutions;
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
There can be no assurance that we will be able to maintain leverage levels in compliance with the financial covenants included in the Loan Agreements. These restrictions may limit our flexibility in operating our business, and any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default. For example, in light of events earlier this year in the banking industry and concerns about liquidity risk, we took steps to more fully diversify our account balances across various financial institutions. If our lender under the Loan Agreements determines that such diversification efforts constitute an event of default, our operations and business could be materially and adversely affected. Our obligations under the Loan Agreements are secured by substantially all of our assets. In the case of an event of default, creditors may exercise rights and remedies, including the rights and remedies of a secured party, under such agreements and applicable law, which could materially and adversely affect our business, financial condition and results of operations. For more information on our Loan Agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Loan Agreements”.

Dependence on leverage by certain funds, customized separate accounts and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized funds and customized separate accounts to achieve attractive rates of return on those investments, and cash balances maintained for investments are exposed to the credit risks of the financial institutions at which they are held.
Certain of the specialized funds and customized separate accounts we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on leverage. If our specialized funds, customized separate accounts or the companies in which our specialized funds or customized separate accounts invest raise capital in the structured credit, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility. Any such events could adversely impact the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments, and, in the case of rising interest rates, decrease the value of fixed-rate debt investments made by our funds. Certain investments may also be financed through fund-level credit facilities, which may or may not be available for refinancing on favorable terms, or at all, at the end of their respective terms. Further, the cost of borrowing may not be covered by the appreciation of the assets in the investment, which could be exacerbated in difficult market conditions and adversely impact our revenues. We also make arrangements with financial institutions for loans and to hold cash balances on behalf of our clients to fund contributions to and hold distributions from investments. The availability of capital from these debt facilities and cash balances is exposed to the credit risks of the financial institutions at which they are held. Adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems or the fear of market-wide liquidity problems. If the financial institutions at which our specialized funds’, customized separate accounts’, clients’ or investors’ credit facilities or cash account balances are held were to be placed into receivership or become insolvent, their ability to access existing cash, cash equivalents and investments, or to access existing or new banking arrangements or facilities to fund commitments, could be threatened or lost, which could have a material adverse effect on our reputation and results of operations. Account balances at these institutions typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Finally, limitations on the deductibility of interest expense on indebtedness used to finance our specialized funds’ investments reduce the after-tax rates of return on the affected investments and make it more costly to use debt financing. Any of these factors may have an adverse impact on our business, results of operations and financial condition.
Similarly, private markets funds’ portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, financial institution risks discussed above, downturns in the economy or deterioration in the condition of such business or its industry. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our specialized funds, customized separate accounts and advisory accounts.
Defaults by clients and third-party investors in certain of our specialized funds and customized separate accounts could adversely affect that fund’s operations and performance.
Our business is exposed to the risk that clients that owe us money for our services may not pay us, and investors may default on their obligations to fund their commitments. We believe that these risks increase during periods of economic uncertainty, such as in the case of difficult or volatile market and geopolitical conditions, and if the financial institutions holding cash to be used for funding commitments are in financial distress. If investors in our specialized funds and certain customized separate accounts default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in most of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds and customized separate accounts may utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund or account, the fund’s or account’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated. Any material reduction in the amount of carried interest generated may adversely affect our revenues. We have not had clients or investors fail to honor capital calls to any meaningful extent.
Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund. For instance, if an investor has invested little or no capital early in the life of the fund, then the forfeiture penalty may not be as meaningful. A failure of clients or investors to honor a significant amount of capital calls could have a material adverse effect on our business, financial condition and results of operations.
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
There is a risk that our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of laws, obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these laws, obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us by subjecting us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence. Our business also often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to engage in fraudulent activity, violate regulatory standards or improperly use or disclose sensitive or confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. The pervasiveness of social media and electronic communications and the increasing prevalence of artificial intelligence could also lead to faster and wider dissemination of any adverse publicity or inaccurate information about us, making effective remediation more difficult and further magnifying the reputational risks associated with negative publicity. It is not always possible to detect or deter misconduct, and the precautions we take that seek to detect and prevent undesirable activity may not be effective. In addition, allowing employees to work remotely has required us to develop and implement additional precautions in order to detect and prevent employee misconduct. Such additional precautions, which may include the implementation of security and other restrictions, may make our systems more difficult and costly to operate and may not be effective in preventing employee misconduct in a remote work environment. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of misconduct, our business and our reputation could be materially and adversely affected. See “—Risks Related to Our Industry—Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.”
If the investments we make on behalf of our specialized funds or customized separate accounts perform poorly, we may suffer a decline in our investment management revenue and earnings, and our ability to raise capital for future specialized funds and customized separate accounts may be materially and adversely affected.
Our revenue from our investment management business is derived from fees earned for our management of our specialized funds, customized separate accounts and advisory accounts, incentive fees, or carried interest, with respect to certain of our specialized funds and customized separate accounts, and monitoring and reporting fees. In the event that our specialized funds, customized separate accounts or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline, and it will be more difficult for us to raise capital for new specialized funds or gain new or retain current customized separate account clients in the future. Furthermore, underlying investments within our specialized funds and customized separate accounts reflect valuations reported elsewhere in this Form 10-K that are determined as of December 31, 2022. Decreases in public markets and credit indices as well as decreases in current or future estimated performance of underlying portfolio companies in quarters ending after that date may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. The risk of clawback can occur as a result of diminished investment performance. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
The timing at which we receive distributions of carried interest, an element of our revenues, can be sporadic and unpredictable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.
Our cash flow may fluctuate significantly due to the fact that we receive carried interest distributions only when investments are realized and achieve a certain preferred return based on performance. It takes a substantial period of time to identify attractive investment opportunities, raise all funds needed to make an investment and then realize the cash value (or other proceeds) of an investment. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized in cash (or other proceeds). In addition, carried interest distributions have in the past and may in the future decrease in difficult, volatile or uncertain economic environments as the ability of general partners to exit and realize value from existing investments may be even more limited than in more stable economic environments. We cannot predict when, or if, any realization of investments will occur, and thus, we cannot predict the timing or amounts of carried interest distributions to us. If we were to receive a distribution of carried interest in a particular quarter, it may have a significant impact on our results for that particular quarter, which may not be replicated in subsequent quarters. As a result, achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our Class A common stock.

The exercise of redemption or repurchase rights by investors in our evergreen funds may adversely affect our revenues.
Unlike traditional private market vehicles, which generally do not permit redemptions of fund interests until the liquidation of the fund upon scheduled termination dates, our evergreen funds contain investor liquidity features that permit investors to redeem or repurchase their interests from time to time. Factors that could result in investors leaving our evergreen funds include changes in interest rates or market conditions that make other investments more attractive, changes in or rebalancing due to investors’ asset allocation policies, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund’s performance or investment strategy, changes in our reputation, departures or changes in responsibilities of key personnel, performance and liquidity needs of fund investors and legal or regulatory issues that investors perceive to have a bearing on the fund. In a declining market, our evergreen vehicles may experience declines in value, and the pace of redemptions and consequent reduction in our assets under management could accelerate. Such declines in value may be both provoked and exacerbated by forced selling of assets, as further described below. Actions taken to meet substantial redemption requests could result in a material adverse effect on the fund’s investments, ability to make new investments or ability to achieve its investment objectives.
To the extent appropriate and permissible under a vehicle’s constituent documents, we may limit redemptions or repurchases in such vehicle for a period of time. This may subject us to reputational harm, make such vehicles less attractive to investors in the future and negatively impact future subscriptions to such vehicles, which could have a material adverse effect on the cash flows of such vehicles and may negatively impact the revenues we derive from them.
In addition, multiple and sustained redemption or repurchase requests could exhaust a fund’s sources of liquidity and create pressure to dispose of investments by a fund sooner than anticipated to satisfy such requests. The investments of such funds are generally illiquid in nature and disposing of such investments within the necessary timeframe could reduce the price at which counterparties are willing to transact. In most cases, transferring such investments requires the consent of a third-party sponsor, and, if such sponsors are unwilling to consent, a fund may need to liquidate a less desirable investment as an alternative. Such accelerated disposition could reduce or eliminate our potential carried interest associated with such investment, and the reduction in such fund’s NAV resulting from the redemption or repurchase would reduce the management fees payable to us.
Finally, the inclusion of redemption or repurchase rights in our evergreen funds create heightened risk of operational error, including with respect to the calculation of NAV. Any such errors could adversely affect the exercise of redemption rights and could adversely affect our revenues and profitability, including as a result of litigation or regulatory investigations.
Valuation methodologies for certain assets in our specialized funds and customized separate accounts can be highly subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our specialized funds and customized separate accounts.
There are no readily ascertainable market prices for a large number of the investments in our specialized funds, customized separate accounts, advisory accounts or the funds in which we invest. The value of the fund investments of our specialized funds and customized separate accounts is determined periodically by us based on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held and other generally accepted valuation methodologies. The value of the equity and credit investments of our specialized funds and customized separate accounts is determined periodically by us using independent third-party valuation firms to aid us in determining the fair value of these investments using generally accepted valuation methodologies.

These may include references to market multiples, valuations for comparable companies, public or private market transactions, subsequent developments concerning the companies to which the securities relate, results of operations, financial condition, cash flows, and projections of such companies made accessible to us and such other factors that we may deem relevant. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because the illiquid investments held by our specialized funds, customized separate accounts, advisory accounts and the funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.
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
The portfolio companies in which private markets funds have invested or may invest will sometimes involve a high degree of business and financial risk. These companies may be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in operating results, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may be subject to extensive regulatory oversight, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may have a high level of leverage, or may otherwise have a weak financial condition. See “—Dependence on leverage by certain funds, customized separate accounts and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized funds and customized separate accounts to achieve attractive rates of return on those investments, and cash balances maintained for investments are exposed to the credit risks of the financial institutions at which they are held.”
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
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. We strive to maintain a work environment that reinforces our culture of collaboration, motivation and doing the right thing. If we do not continue to develop and implement appropriate processes and tools to maintain this culture, particularly in light of rapid and significant growth in our employee population and our permitting most employees to work remotely or split their time in hybrid remote/office work, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
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
Risk management applies to our investment management operations as well as to the investments we make for our specialized funds and customized separate accounts. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to difficult market or geopolitical conditions. Given the large number and size of our funds, we often have large positions with a single counterparty. For example, we and most of our funds have credit lines. If the lender under one or more of those credit lines were to freeze the account in response to sanctions or become insolvent, we may have difficulty replacing the credit line and the affected fund(s) or we may face liquidity challenges, which may adversely affect our business operations or the fund’s ability to close on an investment. If that counterparty is unable to perform its obligations or performs below our standards, we, our specialized funds, customized separate accounts and other investments may be adversely affected. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we introduce new types of investment structures, products or services, our historical data may be incomplete. Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including our right to receive incentive fees.
The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.
Before making or recommending investments for our clients, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important, complex, and sometimes evolving, business, financial, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the information available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful.
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
Finally, some matters covered by our due diligence process, such as ESG, are continuously evolving and we may not accurately or fully anticipate such evolution. With respect to ESG, the nature and scope of our due diligence will vary based on the investment, but may include a review of, among other things: energy management, air and water pollution, land contamination, diversity, human rights, employee health and safety, accounting standards and bribery and corruption. Selecting and evaluating ESG factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by us or a third-party ESG specialist we may engage will reflect the beliefs, values, internal policies or preferred practices of any particular client or market trends. For instance, our ESG framework does not represent a universally recognized standard for assessing ESG considerations, as there are different frameworks and methodologies being implemented by others in the industry, in addition to numerous international initiatives on the subject. The materiality of ESG risks and impacts on an individual potential investment or portfolio as a whole depend on many factors, including the relevant industry, country, asset class and investment style.
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
We rely heavily on our and our third-party service providers’ financial, accounting, compliance, monitoring, administration, reporting and other data processing systems and technology platforms, including those of our fund administrators and AIFMs. If any of these systems do not operate properly, are not operated properly or are disabled or fail, including the loss of or unauthorized access to data, whether caused by fire, natural disaster, power or telecommunications failure, computer viruses, malicious actors, negligence, acts of terrorism or war or otherwise, or if our third-party service providers fail to perform as expected, we could suffer a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, which could materially and adversely affect our business, financial condition and results of operations. Isolated incidents involving such matters have occurred in the past but have not had a material impact on our financial condition or results of operations. If any of our third-party service providers access or use our information for the purpose of competing with us or undermining our efforts, we may lose clients and opportunities, which may adversely affect our financial condition. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ data processing systems and technology may be unable to accommodate our growth or adequately protect the information of our clients or address security risks, and the cost of maintaining and improving such systems and technology may increase from our current level. Such a failure or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow. A disaster or a disruption in technology or infrastructure that supports our business, including a disruption involving electronic communications, cloud-based infrastructure or other services used by us, our third-party service providers or other third parties with whom we conduct business, or a disruption directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may not reimburse us for the full amount of our losses. We are also subject to the risk that the financial institutions with which we maintain credit facilities or cash account balances fail. For more information on this risk, please see “—Our indebtedness may expose us to substantial risks, and our cash balances are exposed to the credit risks of the financial institutions at which they are held.”
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

We are dependent on the effectiveness of our and our service providers’ information security policies, procedures and capabilities designed to protect our and their computer, network and telecommunications systems and the data such systems contain or transmit. Attacks on our or their information technology infrastructure could enable the attackers to gain unauthorized access to and steal our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds, and attackers have in the past gained unauthorized access to sensitive information about us, our clients and investors by attacking the systems of certain of our service providers. Such prior events, to date, have not had a material impact on our operations, results of operations or financial condition. Attacks range from those common to businesses generally to those that are more advanced and persistent, which may target us because members of our senior management team may have public profiles or because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about our clients and potential investments.

Our and our third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses or other malicious code, and other events that could have a security impact. We, our employees and certain of our third-party service providers have been and expect to continue to be the target of hacking attacks, “phishing” or similar forms of social engineering attacks, and the subject of impersonations and fraudulent requests for money and other forms of activities. Such prior events, to date, have not had a material impact on our financial condition or results of operations. Further, the majority of our employees have the flexibility to work remotely or to split their time in hybrid remote/office work, which introduces operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to privacy, data protection and cybersecurity, such as the General Data Protection Regulation (“GDPR”) in the EU and U.K., the Personal Information Protection Law (“PIPL”) in China and the California Privacy Rights Act (“CPRA”). In addition, the SEC proposed new rules related to cybersecurity risk management for registered investment advisers and funds. If this proposal is adopted, it could increase our compliance costs and potential regulatory liability related to cybersecurity. See “—Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” Some jurisdictions have also enacted laws requiring companies to notify individuals and governmental agencies of data security breaches involving certain types of personal data. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our clients’ or counterparties’ sensitive, confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks or those of our third-party service providers, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Furthermore, if we fail to comply with relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures and us more generally. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Finally, our technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent we engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. Any such direct or indirect compromise of these assets could have a material adverse impact on us.

Rapidly developing and changing privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the GDPR in the EU and U.K., China’s PIPL and the CPRA in California. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Our compliance obligations include those relating to U.S. state laws and regulations, including, without limitation the CPRA, which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CPRA violations, as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the GDPR, which applies to all organizations processing or holding personal data of EU and U.K. data subjects (regardless of the organization’s location) as well as to organizations outside the EU and U.K. that offer goods or services in the EU or U.K., or that monitor the behavior of EU or U.K. data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU and U.K. data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU and U.K. have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. Penalties for non-compliance can be material. Our business is subject to many privacy laws in many other jurisdictions globally, including Switzerland, Japan, Hong Kong, Singapore, Australia and Canada. In addition, other countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost, complexity and regulatory enforcement risk of delivering our services. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, a wide range of regulators and private actors are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements set forth in our contractual arrangements with counterparties. These legal, regulatory and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the United States and globally.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our clients, or make investment recommendations to our clients, that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, fraud, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. From time to time, we have been and may in the future be subject to legal action and incur significant legal expenses in defending such litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation and harm our ability to attract and retain clients and materially adversely affect our financial condition or results of operations. Also, events that damage the reputation of our industry generally, such as highly publicized incidents of fraud or other scandals, could have a material adverse effect on our business, regardless of whether any of these events directly relate to our specialized funds, customized separate accounts or advisory accounts. Substantial legal or regulatory liability could materially and adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.
We are subject to increasing scrutiny from clients, investors, regulators, elected officials, stockholders and other stakeholders with respect to ESG matters, which may constrain investment opportunities for our specialized funds, adversely affect our ability to raise capital from clients and investors and result in increased costs or otherwise adversely affect us.
We, our specialized funds and customized separate accounts and portfolio companies in which our specialized funds and customized separate accounts invest are subject to increasing scrutiny from clients, investors, regulators, elected officials, stockholders and other stakeholders with respect to ESG matters. Conversely, concerns have been raised as to whether the incorporation of ESG factors into the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize return.
Certain investors have demonstrated increased concern with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, clients and investors have limited participation in certain investment opportunities and/or conditioned future capital commitments on the taking or refraining from taking of such actions. Clients’ and investors’ increased focus on ESG and similar matters may constrain our investment opportunities. We may also be subject to competing demands from different clients, investors and other stakeholders with divergent views on ESG matters, including the role of ESG in the investment process. In addition, clients and investors may decide to not commit capital to future fundraises based on their assessment of how we approach and consider the ESG cost of investments and whether the return-driven objectives of our specialized funds and customized separate accounts align with their ESG priorities. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business. For example, government authorities of certain U.S. states have requested information from and scrutinized certain asset managers with respect to whether such managers have adopted ESG policies that would restrict investing in certain industries or sectors, such as traditional energy. These authorities have indicated that such asset managers may lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers boycott or take similar actions with respect to certain industries. This may impair our ability to access capital from certain clients and investors, and we may in turn not be able to maintain or increase the size of our specialized funds or raise sufficient capital for new specialized funds, which may adversely impact our revenues. If we do not successfully manage ESG-related expectations across the varied interests of our stakeholders, including existing or potential clients and investors, our ability to access and deploy capital may be adversely impacted. In addition, a failure to successfully manage ESG-related expectations may negatively impact our reputation and erode stakeholder trust.
As part of their increased focus on the allocation of their capital to environmentally sustainable economic activities, certain clients and investors have also begun to request or require data and/or use third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments. In addition, regulatory initiatives to require more disclosures regarding ESG matters are becoming increasingly common, which may further increase the number and type of clients and investors who place importance on these issues and who demand certain types of reporting from us.
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, ESG matters have been the subject of increased focus by certain regulators, including in the United States and the EU, particularly with respect to the accuracy of statements made regarding ESG practices, initiatives and investment strategies. The SEC has established an enforcement task force to examine ESG practices and disclosures by public companies and investment managers and identify inaccurate or misleading statements, often referred to as “greenwashing.” There have been enforcement actions relating to ESG disclosures and policies and procedures failures, and we expect that there will be a greater level of enforcement activity in this area in the future. The SEC has focused on the labeling by funds of their activities or investments as “sustainable” and examined the methodology used for determining ESG investments, with a focus on whether such labeling is misleading. The SEC has also proposed ESG-related rules for investment advisors that address, among other things, enhanced ESG-related disclosure requirements. A perception or accusation of greenwashing could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new investors.
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
The complexity and relative nascency of the global regulatory framework with respect to ESG matters increases the risk that any act or lack thereof with respect to ESG matters will be perceived negatively by a governmental authority or regulator. A lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation across global jurisdictions. This may create conflicts across our global business, which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transitions could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. Failure to manage risks involving ESG investing and compliance also could result in a material adverse effect on our business.
We may consider ESG factors in connection with investments for certain of our specialized funds and customized separate accounts, and certain of our specialized funds are constructed with specific ESG or impact components. Because ESG factors are not universally agreed upon or accepted by investors, our consideration of ESG factors or construction of specific ESG or impact funds could attract opposition from certain segments of our existing and potential client base. Any actual opposition to our consideration of ESG factors could impact our ability to maintain or raise capital for our funds, which may adversely impact our revenues.
We may also communicate certain initiatives, commitments and goals regarding environmental, diversity, and other ESG-related matters in our SEC filings or in other disclosures by us or our specialized funds. These initiatives, commitments and goals could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives, commitments or goals based on cost, timing or other considerations. In addition, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our or our specialized funds’ or customized separate accounts’ ESG-related policies, practices, initiatives, commitments and goals, and progress against those goals, which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. Further, as part of our ESG practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of “greenwashing”.
Climate change, climate change-related regulation and sustainability concerns could adversely affect our business and the operations of portfolio companies in which our specialized funds and customized separate accounts invest, and any actions we take or fail to take in response to such matters could damage our reputation.
We, our specialized funds and customized separate accounts and portfolio companies in which our specialized funds and customized separate accounts invest face risks associated with climate change, including risks related to the impact of climate- and ESG-related legislation and regulation (both domestically and internationally), risks related to technology- and climate change-related business trends (such as the process of transitioning to a lower-carbon economy) and risks stemming from the physical impacts of climate change.
New climate change-related rules and regulations or interpretations of existing laws will result in enhanced disclosure obligations, which could negatively affect us, our specialized funds and customized separate accounts and portfolio companies in which they invest and materially increase the regulatory burden and cost of compliance. For example, developing and acting on ESG initiatives, and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements, and similar proposals by other non-U.S. regulatory bodies. We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings or in other disclosures, which subjects us to additional risks, including the risk of being accused of “greenwashing.”
Certain portfolio companies in which our specialized funds and customized separate accounts invest operate in sectors that could face transition risk if carbon-related regulations or taxes are implemented. For certain of these portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. While this can create opportunities, not addressing these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our specialized funds and customized separate accounts. Further, advances in climate science may change society’s understanding of sources and magnitudes of negative effects on climate, which could also negatively impact portfolio company financial performance. Further, significant chronic or acute physical effects of climate change, including extreme weather events such as hurricanes or floods, can also have an adverse impact on certain portfolio companies and investments, especially those that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel. As the effects of climate change increase, we expect the frequency and impact of weather and climate-related events and conditions to increase as well.
In addition, our reputation may be harmed if certain stakeholders, such as our clients or stockholders, believe that we are not adequately or appropriately responding to climate change, including through the way in which we operate our business, the composition of our specialized funds’ and customized separate accounts’ existing portfolios, the new investments made by them, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.
Another pandemic or global health crisis like the COVID-19 pandemic may adversely impact our performance and results of operations.
In response to the COVID-19 pandemic, many countries took measures to limit the spread of the virus, including instituting quarantines or lockdowns, imposing travel restrictions and vaccination mandates for certain workers or activities and limiting operations of certain non-essential businesses. Such restrictions adversely impacted global commercial activity and contributed to significant disruption and uncertainty in the global financial markets, resulting in increased volatility in equity prices (including our Class A common stock), supply chain disruptions and an increase in inflationary pressures, among other things. A widespread reoccurrence of COVID-19, or the occurrence of another pandemic or global health crisis, could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this Form 10-K.

It is not possible to predict with certainty the possible future business and economic ramifications arising from a widespread reoccurrence of COVID-19 or the occurrence of another pandemic or global health crisis, but such events could: (i) restrict our ability to easily travel and meet with prospective and current clients in person (which inhibits building and strengthening our relationships with them); (ii) impede our ability to market our funds and attract new business (which may result in lower or delayed revenue growth); (iii) restrict our ability to conduct on-site due diligence as may be appropriate for a potential investment (which can impede the identification of investment risks); (iv) cause a slowdown in fundraising activity (which could result in delayed or decreased management fees); (v) cause a slowdown in our deployment of capital (which could adversely affect our revenues and our ability to raise capital for new or successor funds); (vi) limit the ability of general partners to exit existing investments (which could decrease incentive fee revenue); and (vii) adversely impact our liquidity and cash flows due to declines in revenues. Further, our specialized funds and customized separate accounts could be invested in industries that are materially impacted, and companies in those industries could suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of the investments and/or cause significant volatility in valuations. Decreases in public markets and credit indices as well as decreases in current or future estimated performance of underlying portfolio companies may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period.
In addition, a pandemic or global health crisis may pose enhanced operational risks. For example, our employees may become sick or otherwise unable to perform their duties for an extended period, which may cause us to experience a loss of productivity or a delay in the implementation of strategic plans. In addition to any potential impact of extended illness on our operations, we may be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their well-being. Local laws may also be subject to rapid change, which can lead to confusion, make compliance with new laws uncertain and subject us to additional increased litigation risks. Extended public health restrictions and remote working arrangements may also impact employee morale, integration of new employees and preservation of our culture. Remote working environments may also be less secure and more susceptible to hacking attacks. Moreover, our third party service providers could be impacted by an inability to perform due to pandemic-related restrictions or by failures of, or attacks on, their technology platforms.
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
A significant amount of the investments of our specialized funds, customized separate accounts and advisory accounts include private markets funds that are located outside the United States or that invest in portfolio companies located outside the United States. Such non-U.S. investments involve certain factors not typically associated with U.S. investments, including risks related to (i) currency exchange matters, such as exchange rate fluctuations between the U.S. dollar and the foreign currency in which the investments are denominated or commitments to the specialized funds or portfolio funds are denominated, and costs associated with conversion of investment proceeds and income from one currency to another, (ii) differences between the U.S. and foreign capital markets, including the absence of uniform accounting, auditing, financial reporting and legal standards, practices and disclosure requirements and less government supervision and regulation, (iii) certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, the risks of war, political, economic or social instability, and (iv) the possible imposition of foreign taxes with respect to such investments or confiscatory taxation. These risks could adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts that are invested in securities of non-U.S. companies, which would adversely affect our business, financial condition and results of operations.
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
The investment management business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, investor availability of capital and willingness to invest, investment terms and conditions (including fees and liquidity terms), brand recognition and business reputation. Our investment management business competes with a variety of traditional and alternative asset managers, commercial banks, investment banks and other financial institutions, and we expect that competition will continue to increase. A number of factors serve to increase our competitive risks:
•    some of our competitors have more relevant experience, greater financial and other resources and more personnel than we do;
•    some of our specialized funds and customized separate accounts or the investments that we recommend to our clients may not perform as well as competitors’ funds or other available investment products;
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
•    some of our competitors may have instituted, or may institute, low cost, high speed financial applications and services based on artificial intelligence, and new competitors may enter the investment management space using new investment platforms based on artificial intelligence;
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
Difficult or volatile market, geopolitical and economic conditions can adversely affect our business and the investments made by our specialized funds, customized separate accounts and advisory accounts in many ways, each of which could materially reduce our revenue, earnings and cash flow.
Our business and the performance of investments made by our specialized funds, customized separate accounts and advisory accounts can be materially affected by difficult or volatile financial market and geopolitical conditions and events in the United States or throughout the world that are outside our control, including rising interest rates, inflation, economic recession, the availability of credit, changes in laws, trade barriers, public health crises, natural disasters, civil unrest, trade conflicts, war or threat of war, terrorism or political uncertainty. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them.
Market deterioration has caused us, the specialized funds and customized separate accounts we manage and the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. We have also been required by applicable accounting rules to write down the valuations of investments. These market conditions can also have an impact on our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. To the extent periods of volatility are coupled with a lack of realizations from clients’ existing private markets portfolios, such clients may be left with disproportionately outsized remaining commitments, which significantly limits their ability to make new commitments. In addition, during periods of adverse economic or geopolitical conditions, our specialized funds may have difficulty accessing financial markets, which could make it more difficult or impossible for them to obtain funding for additional investments. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues. Furthermore, such conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments.
Our business could generate lower revenue in a general economic downturn or a tightening of global credit markets. A general economic downturn or tightening of global credit markets may cause us to write down the valuations of investments and result in reduced opportunities to find suitable investments and make it more difficult for us, or the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios and a decrease in incentive fee revenue. Any reduction in the market value of the assets we manage will not likely be reported until one or more quarters after the end of the applicable performance period due to an inherent lag in the valuation process of private markets investments. This can result in a mismatch between stated valuation and current market conditions and can lead to delayed revelations of changes in performance and, therefore, delayed effects on our clients’ portfolios. If our clients reduce their commitments to make investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, our revenue or net income could decline as a result of lower fees being paid to us. Further, if, due to the lag in reporting, their decision to do so is made after the initial effects of a market downturn are felt by the rest of the economy, the adverse effect we experience as a result of that decision could likewise adversely affect our results of operations on a delayed basis.
In addition, our ability to find high-quality investment managers with whom to invest could become more limited in deteriorating or difficult market environments. Any such occurrence could delay our ability to invest capital, lead to lower returns on invested capital and have a material adverse effect on our business, financial condition and results of operations.
Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to scale back other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. This risk may be further exacerbated if, as a result of poor fund performance or difficult market and fundraising environments, investors and clients negotiate lower fees or fee concessions that are materially less favorable to us than our desired fee structure. If our revenue declines without a commensurate reduction in our expenses, our net income will be reduced.
Volatility and disruption in the markets, whatever the cause, could also adversely affect the portfolio companies in which private markets funds invest, which, in turn, would adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts. For example, the lack of available credit or the increased cost of credit may materially and adversely affect the performance of funds that rely heavily on leverage such as leveraged buyout funds. Disruptions in the debt and equity markets may make it more difficult for funds to exit and realize value from their investments, because potential buyers of portfolio companies may not be able to finance acquisitions and the equity markets may become unfavorable for IPOs. In addition, the volatility will directly affect the market prices of securities issued by many companies for reasons unrelated to their operating performance and may adversely affect the valuation of the investments of our specialized funds, customized separate accounts and advisory accounts. Any or all of these factors may result in lower investment returns.
The global financial markets continue to experience volatility and disruption. In the United States, the Federal Reserve’s increase in interest rates to address record inflation have contributed to volatility in the debt and equity markets. Heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs. Inflation and higher input costs may put pressure on the profit margins of portfolio companies within our funds and customized separate accounts, particularly where pricing power is lacking. There can be no assurance that further initiatives taken by governmental authorities designed to strengthen and stabilize the economy and financial markets will be successful or whether they will lead to a recession, and there is no way to predict the ultimate impact of the disruption or the effect that these initiatives will have on the performance of our specialized funds, customized separate accounts or advisory accounts. Adding to strain on the economy is Russia’s continued war on Ukraine, which creates market uncertainty, and the recent failure of certain banks in the United States and elsewhere, which creates bank-specific and broader financial institution liquidity risk concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages and could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our business, specialized funds, customized separate accounts and advisory accounts. For information regarding risks related to our indebtedness, see “—Our indebtedness may expose us to substantial risks, and our cash balances are exposed to the credit risks of the financial institutions at which they are held”. Furthermore, any new or incremental regulatory measures for the U.S. financial services industry may increase costs and create regulatory uncertainty and additional competition for our products. In addition, if the United States were to default on its debt, the negative ramifications on the U.S. and global economies could be unprecedented and long-lasting and may dramatically exacerbate risks highlighted here and elsewhere in this Form 10-K.
Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.
Our business activities are subject to extensive and evolving laws, rules and regulations with which we seek to comply, and we are subject to periodic, routine examinations by governmental agencies, including the SEC, and self-regulatory organizations in the jurisdictions in which we operate. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our results of operations, financial condition, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. Currently proposed new rules and amendments to existing rules could significantly impact us and our operations, including by increasing compliance burdens and associated regulatory costs and complexity and reducing the ability to receive certain expense reimbursements or indemnification in certain circumstances. In addition, these potential rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions and increased regulatory enforcement activity in the financial services industry. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate, but they could make it more difficult for us to operate our business.
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
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. For example, the Inflation Reduction Act imposes, among other things, a new excise tax on stock repurchases. While the application of this new law is uncertain and we continue to evaluate its potential impact, its changes could adversely affect the amount and/or timing of tax we may be required to pay. The current administration has also proposed to increase individual ordinary and capital gains tax rates, which would increase the amount of tax distributions that HLA is required to pay to its members. See “—Risks Related to our Organizational Structure—In certain circumstances, HLA is required to make distributions to us and the direct and indirect owners of HLA, and the distributions that HLA will be required to make may be substantial.” Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
In addition, our effective tax rate and tax liability are based on the application of current income tax laws, regulations and treaties. These laws, regulations and treaties are complex, and the manner in which they apply to us and our funds is sometimes open to interpretation. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The tax authorities could challenge our interpretation of laws, regulations and treaties, resulting in additional tax liability or adjustment to our income tax provision that could increase our effective tax rate. Changes to tax laws may also adversely affect our ability to attract and retain key personnel.
Our advisory and investment management businesses are subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission, the Internal Revenue Service (the “IRS”), FINRA and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Code, the Commodity Exchange Act, the Investment Company Act and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. For example, the SEC has proposed new rules and amendments under the Investment Advisers Act, which, if finalized in their current forms, would prohibit the imposition or reimbursement of certain fees and expenses customarily charged to private funds or their portfolio investments. If we are no longer able to be reimbursed for such fees and expenses, our revenues may be adversely affected. In addition, we regularly rely on exemptions from various requirements of these and other applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. Our failure to comply with applicable laws, regulations or regulatory processes could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if an investigation does not result in sanctions, or results in a sanction imposed against us or our personnel that is small in monetary amount, the adverse publicity relating to the investigation or the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. The requirements imposed by our regulators under the Investment Advisers Act are designed primarily to ensure the integrity of the financial markets and to protect our clients and are not designed to protect our stockholders.
In the wake of highly publicized financial failures, including the recent banking failures experienced in March 2023, investors exhibited concerns over the integrity of the U.S. financial markets, and the regulatory environment in which we operate is subject to further regulation in addition to those rules already promulgated. For example, there are a significant number of regulations that affect our business under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The SEC in particular continues to increase its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses and general conflicts of interest disclosures. The SEC has also heightened its focus on the valuation practices employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by our specialized funds or customized separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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
In addition, HLA is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, HLA has fiduciary duties to its clients. Similarly, our subsidiary, Hamilton Lane Securities LLC, is registered as a broker-dealer with the SEC and FINRA, and it is subject to their rules and regulations. We regularly are subject to requests for information, inquiries and informal or formal examinations by the SEC and other regulatory authorities, with which we routinely cooperate. Such examinations can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or termination of our investment adviser or broker-dealer registrations or the commencement of a civil or criminal lawsuit against us or our personnel. SEC actions and initiatives can have an adverse effect on our financial results. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In addition, a number of jurisdictions, including the United States, have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions and divestitures, if such transaction threatens to impair national security. In the United States, the Committee on Foreign Investment in the United States has the authority to review and potentially block, unwind or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. Even state regulatory agencies may impose restrictions on investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us, our specialized funds, customized separate accounts or the portfolio companies in which they invest to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
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
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.
Regulation of investment advisors outside the United States could adversely affect our ability to operate our business.
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the U.K., the EU, the EEA, certain of the individual member states of each of the EU and EEA, Australia, Canada, China, Hong Kong, Israel, Mexico, Singapore, South Korea, Switzerland and Japan, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, marketing activities, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU and

U.K., we are subject to the AIFMD, which regulates, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Certain requirements of the AIFMD and the interpretation thereof remain uncertain and may be subject to change. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
In the EU, the MiFID II requires, among other things, all MiFID II investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of the U.K.’s withdrawal from the EU. This is because the U.K. both: (i) is no longer required to transpose EU law into U.K. law; and (ii) has transposed certain EU legislation into U.K. law subject to various amendments and subject to the U.K. Financial Conduct Authority’s oversight rather than that of EU regulators. Taken together, this could result in divergence between the U.K. and EU regulatory frameworks. Outside the U.K. and EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.
It is expected that additional laws and regulations will come into force in the U.K., EEA, the EU, and other countries in which we operate over the coming years. Regulation (EU) 2019/2033 on the prudential requirements for investment firms (“IFR”) and Directive (EU) 2019/2034 on the prudential supervision of investment firms (“IFD”) impose a prudential regime for those of our EU investment firms that are subject to MiFID II, including general capital requirements, liquidity requirements, remuneration requirements, requirements to conduct internal capital adequacy assessments and additional requirements on disclosures and public reporting. The legislation could hinder our ability to deploy capital as freely as we would wish and to recruit and incentivize staff. Different and extended internal governance, disclosure, reporting, liquidity and group “prudential” consolidation requirements (among other things) could also have a material impact on our EU-based operations. Further, the U.K. has established its own prudential regime for investment firms that are subject to MiFID II (as implemented in the U.K.), which is intended to achieve similar outcomes to the IFR and IFD.
In addition, certain regulatory requirements and proposals in the EU and U.K. intended to enhance protection for retail investors and impose additional obligations on the distribution of certain products to retail investors may impose additional costs on our operations and limit our ability to access capital from retail investors in such jurisdictions.
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
The tax receivable agreement provides that if we exercise our right to early termination of the tax receivable agreement, in whole or in part, we experience a change in control, or we materially breach our obligations under the tax receivable agreement, we will be obligated to make an early termination payment to the legacy direct or indirect members of HLA equal to the net present value of all payments that would be required to be paid by us under the tax receivable agreement. The amount of such payments will be determined on the basis of certain assumptions in the tax receivable agreement, including (i) the assumption (except in the case of a partial termination) that we would have enough taxable income in the future to fully utilize the tax benefit resulting from any increased tax basis that results from an exchange and (ii) the assumption that any units (other than those held by Hamilton Lane Incorporated) outstanding on the termination date are deemed to be exchanged for shares of Class A common stock on the termination date. We have in the past exercised our right to terminate the tax receivable agreement with respect to certain individuals who had exchanged all of their HLA units and paid the related early termination payments, and we may elect to do so with respect to other individuals in the future. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates.
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
HLA is treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to members, including us. Pursuant to the limited liability company agreement of HLA (“HLA Operating Agreement”), HLA makes pro rata cash distributions (“tax distributions”) to the members, including us, calculated using an assumed tax rate, to help each of the members to pay taxes on such member’s allocable share of taxable income. Under applicable tax rules, HLA is required to allocate net taxable income disproportionately to its members in certain circumstances. Because tax distributions are based on an assumed tax rate that is the highest possible rate applicable to any member, HLA is required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that HLA would have paid if it were taxed on its net income at the assumed rate. The pro rata distribution amounts will also be increased if and to the extent necessary to ensure that the amount distributed to HLI is sufficient to enable HLI to pay its actual tax liabilities and its other expenses and costs (including amounts payable under the tax receivable agreement).
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
Because most members of our senior management team hold most of their economic interest in HLA directly through holding companies and other vehicles rather than through ownership of shares of our Class A common stock, they may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior management team have different tax positions from Class A common stockholders and with us, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.
The disparity in the voting rights among the classes of our common stock and limited ability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
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
The approximately 16.1 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders will be eligible for resale from time to time, subject to certain exchange timing and volume and Securities Act restrictions.
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
We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from our business is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either Hamilton Lane Incorporated or HLA is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. HLA does not have significant assets other than its equity interests in certain wholly owned subsidiaries, which in turn have no significant assets other than general partner interests in the specialized funds we sponsor. These wholly owned subsidiaries are the sole general partners of the funds and are vested with all management and control over the funds. We do not believe the equity interests of HLA in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the funds are investment securities. Hamilton Lane Incorporated’s unconsolidated assets consist primarily of cash, a deferred tax asset and Class A units of HLA, which represent the managing member interest in HLA. Hamilton Lane Incorporated is the sole managing member of HLA and holds an approximately 70.1% economic interest in HLA. As managing member, Hamilton Lane Incorporated exercises complete control over HLA. As such, we do not believe Hamilton Lane Incorporated’s managing member interest in HLA is an investment security. Therefore, we believe that less than 40% of Hamilton Lane Incorporated’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe Hamilton Lane Incorporated is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
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

Item 1B. Unresolved Staff Comments.

None.
Item 2. Properties
We lease our corporate headquarters and principal offices, which are located at 110 Washington Street, Suite 1300, Conshohocken, Pennsylvania 19428. We also lease additional office space in Denver, Frankfurt, Hong Kong, London, Mexico City, Miami, Milan, New York, Portland (Oregon), San Diego, San Francisco, Scranton, Seoul, Shanghai, Singapore, Stockholm, Sydney, Herzliya, Israel (a suburb of Tel Aviv), Tokyo, Toronto and Zug. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
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

Holders of Record

As of May 23, 2023, there were six stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of May 23, 2023, there were 27 stockholders of record of our Class B common stock.

Dividend Policy
We declared a quarterly dividend of $0.40 per share of Class A common stock to record holders in each quarter of fiscal 2023. On May 25, 2023, we declared a quarterly dividend of $0.445 per share of Class A common stock to record holders at the close of business on June 15, 2023. The payment date will be July 7, 2023. We do not pay dividends on our Class B common stock.
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
Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on March 31, 2018 through March 31, 2023, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 31, 2018, and dividends reinvested in the security or index.
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

	3/31/18	3/31/19	3/31/20	3/31/21	3/31/22	3/31/23
Hamilton Lane Incorporated	$100.00	$119.45	$154.55	$251.93	$223.44	$219.00
S&P 500	100.00	109.49	101.83	159.20	184.08	169.80
Dow Jones US Asset Managers Index	100.00	83.83	71.57	124.66	135.90	122.76

Unregistered Sales of Equity Securities
Pursuant to our exchange agreement, on March 9, 2023, we issued 15,000 shares of our Class A common stock to a legacy member of HLA in exchange for a corresponding number of Class C units in HLA indirectly held by that person. This issuance did not involve any underwriters, underwriting discounts or commissions or a public offering, and such issuance was exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act.
Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2023	205	$63.88	—	$50,000,000
February 1-28, 2023	—	$—	—	$50,000,000
March 1-31, 2023	34,856	$64.99	—	$50,000,000
Total	35,061	$64.99	—	$50,000,000
(1) Represents shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under the Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan (the “2017 Equity Plan”).
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
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the accompanying consolidated financial statements and related notes. See “Index to Consolidated Financial Statements of Hamilton Lane Incorporated.”
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors”, the “Summary of Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2023, fiscal 2022 and fiscal 2021 are to our fiscal years ended March 31, 2023, 2022 and 2021, respectively.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $85 billion of our AUM as of March 31, 2023.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $27 billion of our AUM as of March 31, 2023.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $745 billion of AUA as of March 31, 2023.
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
Trends Affecting Our Business
Our results of operations are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States, Western Europe and Asia. As interest rates rise in response to continued inflationary pressures and public equity volatility continues, leading to a wider range of equity returns, we see increasing investor demand for alternative investments to achieve higher and less correlated relative yields and returns on invested capital. As a result, some investors have increased their allocation to private markets relative to other asset classes. In addition, the opportunities in private markets have expanded as firms have created new vehicles and products in which to access private markets across different geographies and opportunity sets.
In addition to the aforementioned macroeconomic and sector-specific trends, we believe the following factors will influence our future performance:
•The extent to which investors favor alternative investments. Our ability to attract new capital is partially dependent on investors’ views of alternative assets relative to traditional publicly listed equity and debt securities. We believe fundraising efforts will continue to be impacted by certain fundamental asset management trends that include: (1) the increasing importance and market share of alternative investment strategies to investors (including smaller institutions and high-net-worth individuals) in light of an increased focus on lower-correlated and absolute levels of return; (2) the increasing demands of the investing community, including the potential for fee compression and changes to other terms; (3) shifting asset allocation policies of institutional investors; and (4) increasing barriers to entry and growth.
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
•Our ability to maintain our data advantage relative to competitors. We believe that the general trend towards transparency and consistency in private markets reporting will create new opportunities for us to leverage our databases and analytical capabilities. We intend to use these advantages afforded to us by our proprietary databases, analytical tools and deep industry knowledge to drive our performance, provide our clients with customized solutions across private markets asset classes and continue to differentiate our products and services from those of our competitors. Our ability to maintain our data advantage is dependent on a number of factors, including our continued access to a broad set of private market information on an ongoing basis, as well as our ability to maintain our investment scale, considering the evolving competitive landscape and potential industry consolidation.
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
•Unpredictable global macroeconomic conditions. Global economic conditions, including political environments, financial market performance, interest rates, credit spreads or other conditions beyond our control, all of which affect the performance of the assets underlying private market investments, are unpredictable and could negatively affect the performance of our clients’ portfolios or the ability to raise funds in the future. In addition, the cash available from our Loan Agreements (defined below) and our cash balances are exposed to the credit risks of the financial institutions at which they are held. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, could jeopardize our ability to access existing cash, cash equivalents and investments.

•Increasing regulatory requirements. The complex regulatory and tax environment could restrict our operations and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities.
Recent Transactions
March 2023 Offering
In March 2023, we and a selling stockholder completed a registered offering of an aggregate of 671,737 shares of Class A common stock at a price to the underwriter of $76.41 per share (the “March 2023 Offering”). The purpose of the March 2023 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of 100,000 shares held by the selling stockholder and 571,737 shares newly issued by us. We received $43.7 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 539,237 Class B units and 32,500 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholder.
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
Revenues from customized separate accounts are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. In certain cases, we also provide advisory and/or reporting services, and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts. In these cases, we generally reduce the asset-based and/or incentive fees or carried interest on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value in, our specialized funds. The management fee during the investment period is often charged on capital commitments and after the investment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital or net asset value. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partners commit early in the offering period or if the limited partners are investors in our other funds.

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
Incentive fees comprise carried interest earned from our specialized funds and certain customized separate accounts structured as single-client funds in which we have a general partner commitment, and performance fees earned on certain other specialized funds and customized separate accounts.
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
We recognize carried interest when it is probable that a significant reversal will not occur. The primary contingency regarding incentive fees is the “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents. Incentive fees are typically only required to be returned on a net of tax basis due to a clawback. As such, the tax-related portion of incentive fees is typically not subject to clawback and is therefore recognized as revenue immediately upon receipt. In the event that a payment is made before it can be recognized as revenue, this amount would be included as deferred incentive fee revenue on our Consolidated Balance Sheets and recognized as income in accordance with our revenue recognition policy.
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
Other income (expense) of consolidated Variable Interest Entities (“VIEs”) consists primarily of the share of earnings of investments of consolidated general partner entities, which are not wholly-owned by us, in our specialized funds and certain customized separate accounts in which they have a general partner commitment, interest income on investments held in trust and changes in fair value of liabilities of our previously-sponsored special purpose acquisition company (“SPAC”).
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

Additionally, certain of our subsidiaries are subject to local jurisdiction income taxes at the entity level. Accordingly, the tax liability with respect to income attributable to non-controlling interests (“NCI”) in HLA is borne by the holders of such NCI.
Non-controlling interests
NCI reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by us. NCI are presented as separate components in our consolidated statements of income to clearly distinguish between our interests and the economic interests of third parties and employees in those entities.
Fee-Earning AUM
Fee-earning AUM is a metric we use to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees that are generally derived from applying a certain percentage to the appropriate fee base. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and NAV of our customized separate accounts and specialized funds depending on the fee terms. The vast majority of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
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

Annual Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for fiscal 2023 compared to fiscal 2022. This information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K for management’s discussion and analysis of financial condition and results of operations for fiscal 2022 compared to fiscal 2021.

	Year Ended March 31,
(in thousands)	2023	2022	2021
Revenues
Management and advisory fees	$371,874	$314,228	$289,444
Incentive fees	149,931	48,133	31,134
Consolidated variable interest entities related:
Incentive fees	6,948	5,558	21,057
Total revenues	528,753	367,919	341,635
Expenses
Compensation and benefits	198,412	129,165	136,319
General, administrative and other	89,395	68,040	49,210
Consolidated variable interest entities related:
General, administrative and other	906	1,150	378
Total expenses	288,713	198,355	185,907
Other income (expense)
Equity in income of investees	5,088	78,813	32,389
Interest expense	(8,617)	(4,634)	(2,044)
Interest income	1,789	500	1,676
Non-operating (loss) income	(5,243)	64,469	5,894
Consolidated variable interest entities related:
Equity in income (loss) of investees	1,455	483	(2,123)
Unrealized gain	4,773	4,485	2,141
Interest expense	—	(4)	(459)
Interest income	3,325	—	—
Total other income (expense)	2,570	144,112	37,474
Income before income taxes	242,610	313,676	193,202
Income tax expense	55,425	66,423	24,417
Net income	187,185	247,253	168,785
Less: Income (loss) attributable to non-controlling interests in general partnerships	986	376	(250)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	71,027	96,548	69,720
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	5,617	4,343	1,293
Less: Income attributable to non-controlling interests in consolidated funds	435	—	—
Net income attributable to Hamilton Lane Incorporated	$109,120	$145,986	$98,022

Revenues

	Year Ended March 31,
(in thousands)	2023	2022	2021
Management and advisory fees
Specialized funds	$196,268	$150,079	$148,023
Customized separate accounts	117,763	103,229	93,963
Advisory	24,785	24,972	26,439
Reporting and other	24,792	23,327	11,134
Distribution management	2,560	10,466	6,701
Fund reimbursement revenue	5,706	2,155	3,184
Total management and advisory fees	371,874	314,228	289,444
Incentive fees	156,879	53,691	52,191
Total revenues	$528,753	$367,919	$341,635
Year ended March 31, 2023 compared to year ended March 31, 2022
Total revenues increased $160.8 million, or 44%, to $528.8 million, for fiscal 2023 compared to fiscal 2022, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $57.6 million, or 18%, to $371.9 million for fiscal 2023 compared to fiscal 2022. Specialized funds revenue increased by $46.2 million compared to the prior year, due primarily to a $19.4 million increase in revenue from our evergreen funds, a $14.8 million increase in revenue from our latest secondary fund, and an $8.4 million increase in revenue from our latest direct equity fund, which added $1.1 billion, $1.9 billion and $0.6 billion, respectively, in fee-earning AUM year-over-year. Revenue from our latest direct equity fund included $2.4 million in retroactive fees for fiscal 2023. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $14.5 million in fiscal 2023 due to a $3.7 billion increase in fee-earning AUM from the addition of several new accounts and additional allocations from existing accounts during the fiscal year. Distribution management revenue decreased $7.9 million in fiscal 2023 due to decreased distribution activity.
Incentive fees increased $103.2 million to $156.9 million for fiscal 2023 compared to fiscal 2022 due primarily to increases in incentive fees from our specialized funds.
Expenses
Year ended March 31, 2023 compared to year ended March 31, 2022
Total expenses increased $90.4 million, or 46%, for fiscal 2023 compared to fiscal 2022, due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $69.2 million, or 54%, to $198.4 million for fiscal 2023 compared to fiscal 2022, due to increases in base compensation and benefits and incentive fee compensation. Base compensation and benefits increased $40.9 million, or 38%, for fiscal 2023 compared to fiscal 2022, due primarily to an increase in our bonus plan accrual related to the increase in incentive fee revenue. Incentive compensation increased $25.8 million for fiscal 2023 compared to fiscal 2022 due to the increase in incentive fee revenue.
General, administrative and other expenses increased $21.1 million for fiscal 2023 compared to fiscal 2022. This change consisted primarily of a $4.0 million increase in travel expense, a $4.0 million increase in third-party commissions, a $3.2 million increase in consulting and professional fees, a $2.5 million increase in fund reimbursement expenses, and a $2.2 million increase in conferences and marketing.
Other Income (Expense)
The following shows the equity in income (loss) of investees included in other income (expense):

	Year Ended March 31,
(in thousands)	2023	2022	2021
Equity in income of investees
Primary funds	$60	$9,016	$2,443
Direct investment funds	(2,551)	19,519	8,553
Secondary funds	693	15,725	6,226
Customized separate accounts	(94)	25,223	9,508
Other funds	8,435	9,813	3,536
Total equity in income of investees	$6,543	$79,296	$30,266
Year ended March 31, 2023 compared to year ended March 31, 2022
Other income (expense) decreased $141.5 million to $2.6 million for fiscal 2023 compared to fiscal 2022, due primarily to decreases in equity in income of investees and other non-operating income.
Equity in income of investees decreased $72.8 million to $6.5 million for fiscal 2023 compared to fiscal 2022. This was due primarily to the prior year gains from increases in public market valuations during the calendar year ended December 31, 2021.
Non-operating income decreased $69.4 million to a non-operating loss of $5.2 million for fiscal 2023 compared to fiscal 2022, due primarily to $59.6 million in gains on balance sheet investments in fiscal 2022 compared to $10.3 million in losses on balance sheet investments in fiscal 2023.
Interest expense increased $4.0 million for fiscal 2023 compared to fiscal 2022, due to the prime rate increasing 450 basis points and a $42.6 million increase in principal outstanding in fiscal 2023.
Other income of consolidated VIEs increased $4.6 million for fiscal 2023 compared to fiscal 2022, due primarily to interest income of investments held in trust of our sponsored SPAC.
Income Tax Expense
Income tax expense reflects U.S. federal and applicable state income taxes with respect to our allocable share of any taxable income of HLA subsequent to the Reorganization.
Our effective income tax rate in fiscal 2023 and 2022 was 22.8% and 21.2%, respectively. The fiscal 2023 effective income tax rate was different from the statutory tax rate due to the portion of income allocated to NCI and change in the valuation allowance. The effective income tax rate for fiscal 2023 was greater than fiscal 2022 due to higher other permanent tax adjustments and less income allocated to the NCI in fiscal 2023.

Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM:

	Year Ended March 31,			Year Ended March 31,
	2023			2022
	(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$30,938	$18,193	$49,131	$25,664	$16,341	$42,005
Contributions (1)	7,802	5,098	12,900	8,994	4,228	13,222
Distributions (2)	(4,030)	(949)	(4,979)	(4,194)	(2,584)	(6,778)
Foreign exchange, market value and other (3)	(26)	320	294	474	208	682
Balance, end of period	$34,684	$22,662	$57,346	$30,938	$18,193	$49,131

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
Year ended March 31, 2023 compared to year ended March 31, 2022
Fee-earning AUM increased $8.2 billion, or 17%, to $57.3 billion for fiscal 2023, due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $3.7 billion, or 12%, to $34.7 billion for fiscal 2023. Customized separate accounts contributions were $7.8 billion for fiscal 2023 due to new allocations from existing clients and new clients. Distributions were $4.0 billion for fiscal 2023 due to $2.1 billion from accounts moving from a committed to net invested capital fee base, $1.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.7 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $4.5 billion, or 25%, to $22.7 billion for fiscal 2023. Specialized fund contributions were $5.1 billion for fiscal 2023, due primarily to $1.9 billion from our latest secondary fund and $1.2 billion from our evergreen funds. Distributions were $0.9 billion for fiscal 2023, due to $0.8 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.1 billion from funds reaching the end of their fund term.

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
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight earnings from recurring management fees. FRE represents net income excluding (a) incentive fees and related compensation, (b) interest income and expense, (c) income tax expense, (d) equity in income of investees, (e) other non-operating income and (f) certain other significant items that we believe are not indicative of our core performance. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for fiscal 2023, 2022, and 2021:

	Year Ended March 31,
	2023	2022	2021
($ in thousands)
Net income attributable to Hamilton Lane Incorporated	$109,120	$145,986	$98,022
Income (loss) attributable to non-controlling interests in general partnerships	986	376	(250)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	71,027	96,548	69,720
Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	5,617	4,343	1,293
Income attributable to non-controlling interests in consolidated funds	435	—	—
Incentive fees	(156,879)	(53,691)	(52,191)
Incentive fee related compensation (1)	74,374	25,395	24,438
SPAC related compensation	—	—	1,686
SPAC related general, administrative and other expenses	846	1,176	378
Revenue related to consolidated funds	61	—	—
Non-operating income related compensation	367	1,810	—
Interest income	(5,114)	(500)	(1,676)
Interest expense	8,617	4,638	2,503
Income tax expense	55,425	66,423	24,417
Equity in income of investees	(6,543)	(79,296)	(30,266)
Non-operating income	470	(68,954)	(8,035)
Fee Related Earnings	$158,809	$144,254	$130,039
Depreciation and amortization	7,442	5,495	4,134
Equity-based compensation	9,950	7,404	7,079
Incentive fees	156,879	53,691	52,191
Incentive fees attributable to non-controlling interests	(302)	(228)	(756)
Incentive fee related compensation (1)	(74,374)	(25,395)	(24,438)
SPAC related compensation	—	—	(1,686)
Non-operating income related compensation	(367)	(1,810)	—
Interest income	1,789	500	1,676
Adjusted EBITDA	$259,826	$183,911	$168,239
(1)    Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the years ended March 31, 2022 and 2023 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2023, 2022, and 2021:

	Year Ended March 31,
	2023	2022	2021

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$109,120	$145,986	$98,022
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	71,027	96,548	69,720
Income tax expense	55,425	66,423	24,417
Adjusted pre-tax net income	$235,572	$308,957	$192,159
Adjusted income taxes (1)	(56,066)	(73,532)	(45,734)
Adjusted net income	$179,506	$235,425	$146,425

Weighted-average shares of Class A common stock outstanding - diluted	53,698,681	53,674,293	33,362,365
Exchange of Class B and Class C units in HLA (2)	—	—	20,240,035
Adjusted shares outstanding	53,698,681	53,674,293	53,602,400

Non-GAAP earnings per share	$3.34	$4.39	$2.73

(1)     For the years ended March 31, 2023, 2022, and 2021, represents corporate income taxes at our estimated statutory tax rate of 23.8% applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%.
(2)    Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement. For the year ended March 31, 2023 and 2022, the full exchange of Class B and Class C units is already included within the GAAP Weighted-average shares of Class A common stock outstanding - diluted.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through December 31, 2022 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.7	1.6	11.8%	9.0%	82 bps	(157) bps	419 bps	175 bps
PEF VII	2010	262	288	1.6	1.6	12.7%	8.7%	(89) bps	(459) bps	308 bps	(67) bps
PEF VIII	2012	427	425	1.5	1.5	10.2%	7.7%	(182) bps	(418) bps	150 bps	(90) bps
PEF IX	2015	517	507	1.9	1.9	20.7%	18.7%	820 bps	646 bps	1,138 bps	958 bps
PEF X	2018	278	231	1.5	1.4	20.2%	16.6%	1,226 bps	802 bps	1,501 bps	1,065 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63) bps	341 bps	157 bps
Secondary Fund II	2008	591	596	1.5	1.4	19.9%	13.5%	459 bps	(188) bps	876 bps	218 bps
Secondary Fund III	2012	909	838	1.4	1.4	13.7%	11.4%	59 bps	(197) bps	445 bps	193 bps
Secondary Fund IV	2016	1,916	2,053	1.7	1.6	18.5%	19.2%	605 bps	601 bps	928 bps	932 bps
Secondary Fund V	2019	3,929	3,608	1.4	1.4	30.3%	30.9%	2,945 bps	3,106 bps	3,183 bps	3,346 bps
Secondary Fund VI	2022	1,659	191	1.3	1.5	>100%	46.1%	11,099 bps	4,612 bps	11,097 bps	4,612 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(570) bps	(746) bps	(319) bps	(501) bps
Co-Investment Fund II	2008	1,195	1,157	2.1	1.8	17.9%	14.3%	580 bps	195 bps	963 bps	572 bps
Co-Investment Fund III	2014	1,243	1,292	1.8	1.6	16.5%	13.5%	298 bps	(4) bps	633 bps	325 bps
Co-Investment Fund IV	2018	1,698	1,481	2.0	1.9	26.7%	24.9%	1,504 bps	1,337 bps	1,790 bps	1,619 bps
Equity Opportunities Fund V	2021	2,069	1,315	1.1	1.1	11.1%	8.5%	1,990 bps	2,009 bps	2,079 bps	2,086 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.2	1.2	9.9%	7.5%	411 bps	173 bps	537 bps	300 bps
Strat Opps 2017	2017	435	448	1.3	1.2	11.7%	9.2%	809 bps	555 bps	807 bps	569 bps
Strat Opps IV (Series 2018)	2018	889	863	1.2	1.2	9.5%	7.4%	660 bps	430 bps	684 bps	445 bps
Strat Opps V (Series 2019)	2019	762	704	1.2	1.1	11.4%	8.9%	1,041 bps	703 bps	793 bps	445 bps
Strat Opps VI (Series 2020)	2021	898	838	1.0	1.0	1.3%	0.5%	739 bps	552 bps	85 bps	(36) bps
Strat Opps VII	2022	953	359	1.0	1.0	5.6%	2.3%	859 bps	304 bps	242 bps	1 bps

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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to December 31, 2022. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of March 31, 2023 and March 31, 2022, our cash and cash equivalents were $99.7 million and $72.1 million, respectively.
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
Loan Agreements
We maintain the Term Loan Agreement, the Revolving Loan Agreement, the 2020 Multi-Draw Term Loan Agreement and the 2022 Multi-Draw Term Loan Agreement with JPMorgan, as successor to First Republic. In early May 2023, JPMorgan announced its purchase of First Republic after that bank’s failure. The purchase included the Loan Agreements. The Loan Agreements are cross-collateralized and cross-defaulted and the aggregate principal amount of loans that may be outstanding under all of the Loan Agreements is subject to an aggregate cap of $325 million (the “Cap”).
The Term Loan Agreement has a maturity date of January 1, 2030 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of March 31, 2023, we had an outstanding balance of $99 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, subject to the Cap, through December 31, 2023.
The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of March 24, 2025. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of March 31, 2023, we had an outstanding balance of $15 million under the Revolving Loan Agreement.
The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of March 31, 2023, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.
The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00%. As of March 31, 2023, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.
The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of March 31, 2023 and 2022, the principal amount of debt outstanding equaled $214.4 million and $171.8 million, respectively. We had $110.6 million in availability under the Loan Agreements as of March 31, 2023.
Cash Flows

	Year Ended March 31,
	2023	2022	2021
	(in millions)
Net cash provided by operating activities	$226.6	$169.5	$188.2
Net cash provided by (used in) investing activities	$177.9	$(70.5)	$(421.8)
Net cash (used in) provided by financing activities	$(364.1)	$(113.2)	$270.7
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense, fair value adjustments to investments and depreciation and amortization, all of which are included in earnings. For the years ended March 31, 2023, 2022 and 2021, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our investments. For the years ended March 31, 2023, 2022 and 2021, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, purchase of other investments and net contributions to our funds. Additionally, during the years ended March 31, 2023 and 2022, we received proceeds from the sale of investments.

Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled drawdowns and repayments of our outstanding debt. For the years ended March 31, 2023, 2022 and 2021, our net cash used in financing activities was driven primarily by dividends paid to stockholders, payments under the tax receivable agreement, distributions to HLA members and drawdowns and repayments under our revolving credit facility.
Future Sources and Uses of Liquidity
We generate significant cash flows from operating activities. We believe that we will be able to continue to meet our short-term and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents and our ability to obtain future external financing. However, the availability of capital from the Loan Agreements and our cash balances are exposed to the credit risks of the financial institutions at which they are held. If events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any such events, occur, our ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to pay operational and other costs, may be threatened or lost.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2023, we were required to maintain approximately $4.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2023, aggregated by type:

	Contractual Obligations, Commitments and Contingencies
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$99.2	$7.8	$14.2	$13.2	$64.0
Debt obligations payable (1)	214.4	17.5	10.0	44.4	142.5
Interest on debt obligations payable (2)	55.8	11.2	19.9	17.1	7.6
Capital commitments to our investments (3)	211.6	211.6	—	—	—
Total	$581.0	$248.1	$44.1	$74.7	$214.1

(1)    Represents scheduled debt obligation payments under our Loan Agreements.

(2)     Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 6.75% on our Term Loan Agreement, the fixed interest rate of 3.50% on our 2020 Multi-Draw Term Loan Agreement and the variable interest rate of 6.50% on our Revolving Loan Agreement in effect as of March 31, 2023.

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
We offer an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain company managed funds as individual limited partners (“LP”). The employees also have an option to enter into a loan agreement with a third-party lender to fund committed capital. The loan is collateralized by the underlying LP interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. We entered into a separate arrangement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of default by the employee. As of March 31, 2023, the total amount of outstanding loans under the EIP was $0.7 million and we believe the risk of default by an employee to be remote.
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
Principles of Consolidation
We consolidate all entities that we control through a controlling financial interest or as the primary beneficiary of VIEs.
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
Revenue Recognition of Incentive Fees
Incentive fees include both carried interest earned from certain specialized funds and performance fees received from certain customized separate accounts. We recognized $156.9 million of incentive fees in fiscal 2023 and have $1.0 billion of unrecognized carried interest as of March 31, 2023.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. As of March 31, 2023, we had deferred tax assets of $233.9 million primarily due to our acquisitions of HLA units. Realization of the deferred tax assets is primarily dependent upon (1) historic earnings, (2) forecasted taxable income, (3) future tax deductions of tax basis step-ups related to our IPO and subsequent unit exchanges, (4) future tax deductions related to payments under the tax receivable agreement, and (5) our share of HLA’s temporary differences that result in future tax deductions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. As of March 31, 2023, we had a valuation allowance of $77.2 million. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates, would have the effect of significantly reducing the value of the deferred tax assets.

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
Tax Receivable Agreement
Our purchase of HLA Class A units concurrent with the IPO, and subsequent exchanges by holders of HLA units for shares of our Class A common stock pursuant to the exchange agreement, result in increases in our share of the tax basis of the tangible and intangible assets of HLA, which increases the tax depreciation and amortization deductions that otherwise would not have been available to us. These increases in tax basis and tax depreciation and amortization deductions are expected to reduce the amount of cash taxes that we would otherwise be required to pay in the future. We entered into the tax receivable agreement with the other members of HLA, which requires us to pay exchanging HLA unitholders (the “TRA Recipients”) 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that we actually realize (or, under certain circumstances, are deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement. Generally, if we do not generate sufficient cumulative taxable income in the future to utilize the tax benefits, then we will not be required to make the related tax receivable agreement payments—the exception being that our obligation to make such payments may be accelerated if we elect to terminate the tax receivable agreement, in whole or in part, or if a change in control of us, or a breach of the tax receivable agreement by us, occurs. Therefore, we will generally only recognize a liability for payments under the tax receivable agreement for financial reporting purposes to the extent we determine it is probable that we will generate sufficient future taxable income to utilize the related tax benefits. Estimating and projecting future taxable income is inherently uncertain and requires judgment. Actual taxable income may differ from estimates, which could significantly affect the liability under the tax benefit arrangements and our consolidated results of operations.

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of March 31, 2023, the tax receivable agreement resulted in a liability of $174.7 million. Significant changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
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

Interest Rate Risk
 As of March 31, 2023, we had $214.4 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 6.75% as of March 31, 2023. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 6.50% as of March 31, 2023.
Based on the floating rate component of our Loan Agreements payable as of March 31, 2023, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of $1.1 million over the next 12 months.
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
There have been no material changes in our market risk exposures since March 31, 2022.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the Company) as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 25, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Investment valued under the measurement alternative
Description of the Matter	As more fully described in Note 4 to the consolidated financial statements, the Company performs qualitative impairment assessments each quarter on its investments recorded under the measurement alternative. During the year ended March 31, 2023, as a result of this assessment, the Company determined that a quantitative assessment was required to be performed for one of its investments given a significant decrease in earnings performance and overall economic and market conditions. The fair value assessment performed at December 31, 2022, indicated that the fair value of the investment was less than the carrying value of the investment. As a result, the Company reduced the carrying amount to the estimated fair value and recognized a $43.3 million impairment loss, which is the amount by which the carrying value exceeded the estimated fair value of this investment.
Auditing the Company's impairment measurement involved a high degree of subjectivity as estimates underlying the determination of fair value were based on assumptions about future market and economic conditions. The significant assumption used in the Company’s fair value estimate was the selection of the revenue multiple under the market approach.

Auditing the Company's impairment measurement involved a high degree of subjectivity as estimates underlying the determination of fair value were based on assumptions about future market and economic conditions. The significant assumption used in the Company’s fair value estimate was the selection of the revenue multiple under the market approach.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company's processes to determine the fair value of the investment and measure the impairment. This included controls over management's review of the significant assumption underlying the fair value determination

Our testing of the Company's fair value measurement and related impairment included, among other procedures, evaluating the significant assumption and operating data used to estimate fair value. For example, we compared the prospective financial information to company specific and current industry and economic trends, performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair value estimate that would result from changes in the assumptions and recalculated management's estimate. We also involved our valuation specialists to assist in our evaluation of the methodology and significant assumption used in the fair value estimate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.
Philadelphia, Pennsylvania
May 25, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Lane Incorporated’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Lane Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and our report dated May 25, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 25, 2023

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2023	2022
Assets
Cash and cash equivalents	$99,686	$72,138
Restricted cash	4,804	4,023
Fees receivable	47,140	51,869
Prepaid expenses	9,817	6,858
Due from related parties	7,186	1,872
Furniture, fixtures and equipment, net	28,425	28,842
Lease right-of-use assets, net	62,327	65,636
Investments	530,921	503,789
Deferred income taxes	233,912	245,046
Other assets	46,784	28,162
Assets of consolidated variable interest entities:
Cash and cash equivalents	12,062	36
Investments held in trust	—	276,016
Investments	57,044	10,036
Other assets	435	623
Total assets	$1,140,543	$1,294,946

Liabilities, redeemable non-controlling interests and equity
Accounts payable	$4,559	$2,827
Accrued compensation and benefits	24,190	20,117
Accrued members’ distributions	15,723	27,119
Accrued dividend	15,049	12,947
Debt	213,533	171,326
Payable to related parties pursuant to tax receivable agreement	174,702	180,536
Lease liabilities	78,817	82,244
Other liabilities (includes $14,228 and $13,818 at fair value)	32,856	47,669
Liabilities of consolidated variable interest entities:
Other liabilities	6,922	12,675
Total liabilities	$566,351	$557,460

Commitments and contingencies (Note 16)

Redeemable non-controlling interests	—	276,000

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 38,611,919 and 37,280,697 issued and outstanding as of March 31, 2023 and 2022, respectively	39	37
Class B common stock, $0.001 par value, 50,000,000 authorized; 15,409,507 and 16,033,359 issued and outstanding as of March 31, 2023 and 2022, respectively	15	16
Additional paid-in-capital	171,567	161,676
Retained earnings	243,823	185,149
Total Hamilton Lane Incorporated stockholders’ equity	$415,444	$346,878
Non-controlling interests in general partnerships	3,877	3,423
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	135,702	111,185
Non-controlling interests in consolidated funds	19,169	—
Total equity	$574,192	$461,486

Total liabilities, redeemable non-controlling interests and equity	$1,140,543	$1,294,946

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2023	2022	2021
Revenues
Management and advisory fees	$371,874	$314,228	$289,444
Incentive fees	149,931	48,133	31,134
Consolidated variable interest entities related:
Incentive fees	6,948	5,558	21,057
Total revenues	528,753	367,919	341,635
Expenses
Compensation and benefits	198,412	129,165	136,319
General, administrative and other	89,395	68,040	49,210
Consolidated variable interest entities related:
General, administrative and other	906	1,150	378
Total expenses	288,713	198,355	185,907
Other income (expense)
Equity in income of investees	5,088	78,813	32,389
Interest expense	(8,617)	(4,634)	(2,044)
Interest income	1,789	500	1,676
Non-operating (loss) income	(5,243)	64,469	5,894
Consolidated variable interest entities related:
Equity in income (loss) of investees	1,455	483	(2,123)
Unrealized gain	4,773	4,485	2,141
Interest expense	—	(4)	(459)
Interest income	3,325	—	—
Total other income (expense)	2,570	144,112	37,474
Income before income taxes	242,610	313,676	193,202
Income tax expense	55,425	66,423	24,417
Net income	187,185	247,253	168,785
Less: Income (loss) attributable to non-controlling interests in general partnerships	986	376	(250)
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	71,027	96,548	69,720
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	5,617	4,343	1,293
Less: Income attributable to non-controlling interests in consolidated funds	435	—	—
Net income attributable to Hamilton Lane Incorporated	$109,120	$145,986	$98,022

Basic earnings per share of Class A common stock	$3.05	$4.02	$2.82
Diluted earnings per share of Class A common stock	$3.01	$3.98	$2.81
Dividends declared per share of Class A common stock	$1.60	$1.40	$1.25

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended March 31,
	2023	2022	2021
Net income	$187,185	$247,253	$168,785
Other comprehensive income, net of tax:
Foreign currency translation	—	—	130
Total other comprehensive income, net of tax	$—	$—	$130
Comprehensive income	$187,185	$247,253	$168,915
Less:
Comprehensive income (loss) attributable to non-controlling interests in general partnerships	986	376	(250)
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	71,027	96,548	69,772
Comprehensive income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	5,617	4,343	1,293
Comprehensive income attributable to non-controlling interests in consolidated funds	435	—	—
Total comprehensive income attributable to Hamilton Lane Incorporated	$109,120	$145,986	$98,100

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Consolidated Funds	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity
Balance at March 31, 2020	$30	$22	$107,727	$47,090	$(78)	$—	$4,853	$77,757	$237,401
Net income	—	—	—	98,022	—	—	(250)	69,720	167,492
Other comprehensive income	—	—	—	—	78	—	—	52	130
Equity-based compensation	—	—	4,415	—	—	—	—	2,695	7,110
Purchase and retirement of Class A stock for tax withholding	—	—	(3,935)	—	—	—	—	(2,084)	(6,019)
Deferred tax adjustment	—	—	19,252	—	—	—	—	—	19,252
Dividends declared	—	—	—	(42,850)	—	—	—	—	(42,850)
Capital distributions to non-controlling interests, net	—	—	—	—	—	—	(2,392)	—	(2,392)
Member distributions	—	—	—	—	—	—	—	(45,416)	(45,416)
Offerings adjustment	6	(5)	21,684	—	—	—	—	(21,690)	(5)
Employee Share Purchase Plan share issuance	—	—	900	—	—	—	—	547	1,447
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	(14,750)	—	—	—	(7,199)	(21,949)
Equity reallocation between controlling and non-controlling interests	—	—	521	—	—	—	—	(521)	—
Balance at March 31, 2021	$36	$17	$150,564	$87,512	$—	$—	$2,211	$73,861	$314,201
Net income	—	—	—	145,986	—	—	376	96,548	242,910
Equity-based compensation	—	—	5,040	—	—	—	—	2,364	7,404
Purchase and retirement of Class A stock for tax withholding	—	—	(2,204)	—	—	—	—	(1,281)	(3,485)
Deferred tax adjustment	—	—	2,747	—	—	—	—	—	2,747
Dividends declared	—	—	—	(51,376)	—	—	—	—	(51,376)
Capital contributions from non-controlling interests, net	—	—	—	—	—	—	836	—	836
Member distributions	—	—	—	—	—	—	—	(57,953)	(57,953)
Offering adjustment	1	(1)	4,097	—	—	—	—	(4,098)	(1)
Employee Share Purchase Plan share issuance	—	—	1,265	—	—	—	—	595	1,860
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	3,027	—	—	—	1,316	4,343
Equity reallocation between controlling and non-controlling interests	—	—	167	—	—	—	—	(167)	—
Balance at March 31, 2022	$37	$16	$161,676	$185,149	$—	$—	$3,423	$111,185	$461,486

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interest in Consolidated Funds	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity
Balance at March 31, 2022	$37	$16	$161,676	$185,149	$—	$—	$3,423	$111,185	$461,486
Net income	—	—	—	109,120	—	435	986	71,027	181,568
Equity-based compensation	—	—	6,873	—	—	—	—	3,077	9,950
Purchase and retirement of Class A stock for tax withholding	—	—	(1,611)	—	—	—	—	(714)	(2,325)
Deferred tax adjustment	—	—	1,813	—	—	—	—	—	1,813
Dividends declared	—	—	—	(59,462)	—	—	—	—	(59,462)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	—	18,734	(532)	—	18,202
Member distributions	—	—	—	—	—	—	—	(52,048)	(52,048)
Offering adjustment	1	(1)	5,013	—	—	—	—	(5,014)	(1)
Employee Share Purchase Plan share issuance	1	—	1,337	—	—	—	—	599	1,937
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	9,016	—	—	—	4,056	13,072
Equity reallocation between controlling and non-controlling interests	—	—	(3,534)	—	—	—	—	3,534	—
Balance at March 31, 2023	$39	$15	$171,567	$243,823	$—	$19,169	$3,877	$135,702	$574,192
See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2023	2022	2021
Operating activities:
Net income	$187,185	$247,253	$168,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,443	5,495	4,134
Change in deferred income taxes	20,433	23,944	7,027
Change in payable to related parties pursuant to tax receivable agreement	(3,251)	(5,332)	897
Equity-based compensation	9,950	7,404	7,079
Equity in income of investees	(5,088)	(78,813)	(32,389)
Gain on sale of investment	(12,230)	(11,936)	—
Fair value adjustment of other investments	(20,730)	(47,487)	(6,229)
Proceeds received from partnerships	15,981	46,817	784
Non-cash lease expense	7,460	9,890	7,376
Gain on sale of intangible asset	2,771	—	—
Impairment of other investment	43,289	—	—
Other	(2,813)	(815)	1,571
Changes in operating assets and liabilities:
Fees receivable	4,729	(22,667)	1,182
Prepaid expenses	(2,959)	(683)	845
Due from related parties	(5,313)	623	110
Other assets	(6,721)	20	(549)
Accounts payable	1,733	654	205
Accrued compensation and benefits	4,072	(9,298)	18,611
Lease liability	(7,577)	(3,330)	3,105
Other liabilities	(13,216)	12,311	10,003
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	(2,883)	(4,485)	(2,141)
Equity in (income) loss of investees	(1,455)	(483)	2,123
Change in deferred incentive fee revenue	—	—	(3,704)
Other assets and liabilities	5,779	441	(667)
Net cash provided by operating activities	$226,589	$169,523	$188,158
Investing activities:
Purchase of furniture, fixtures and equipment	(4,747)	(8,526)	(18,637)
Cash paid for acquisition of business	(1,500)	(10,096)	—
Loans to investees	(2,535)	—	—
Purchase of investments	(37,025)	(18,997)	(90,500)
Proceeds from sales of investments	13,478	12,623	—
Distributions received from investments	1,406	12,739	3,072
Distributions received from Partnerships	14,438	15,010	31,195
Contributions to Partnerships	(84,557)	(73,240)	(69,911)
Purchase of intangible assets	—	—	(1,000)
Consolidated variable interest entities related:
Sale (purchase) of investments held in trust	278,954	—	(276,000)
Net cash provided by (used in) investing activities	$177,912	$(70,487)	$(421,781)

	Year Ended March 31,
	2023	2022	2021
Financing activities:
Proceeds from offering	$43,686	$73,833	$473,339
Purchase of membership interests	(43,686)	(73,833)	(473,339)
Borrowings of debt, net of deferred financing costs	31,682	24,925	75,000
Repayments of long term debt	(4,496)	(1,840)	(1,406)
Drawdown of revolver	40,000	—	15,000
Repayment of revolver	(25,000)	(15,000)	—
Repurchase of Class B common stock	—	(1)	(5)
Repurchase of Class A common stock for employee tax withholding	(2,325)	(3,485)	(6,019)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,937	1,860	1,447
Payments to related parties pursuant to the tax receivable agreement	(10,345)	(23,170)	(6,894)
Dividends paid	(72,409)	(49,630)	(39,676)
Members’ distributions paid	(63,444)	(47,711)	(34,368)
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	725	1,424	252
Distributions to non-controlling interest in general partnerships	(1,257)	(588)	(2,644)
(Proceeds) redemption from Class A units of Hamilton Lane Alliance Holdings I, Inc.	(278,205)	—	276,000
Offering costs paid for issuance of Class A units of Hamilton Lane Alliance Holdings I, Inc.	—	—	(6,027)
Contributions from consolidated funds	18,991	—	—
Net cash (used in) provided by financing activities	$(364,146)	$(113,216)	$270,660
Effect of exchange rate changes on cash and cash equivalents	$—	$—	$130
Increase (decrease) in cash, cash equivalents, and restricted cash	40,355	(14,180)	37,167
Cash, cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at beginning of the year	76,197	90,377	53,210
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the year	$116,552	$76,197	$90,377

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$99,686	$72,138	$87,025
Restricted cash	4,804	4,023	3,041
Cash and cash equivalents held at consolidated variable interest entities	12,062	36	311
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$116,552	$76,197	$90,377

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering (“IPO”), is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of March 31, 2023 and 2022, HLI held approximately 70.1% and 68.9%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services, primarily to institutional investors, to design, build and manage private markets portfolios. HLA generates revenues primarily from management fees, by managing assets on behalf of customized separate accounts, specialized fund products and distribution management accounts, and advisory fees and by providing asset supervisory and reporting services. HLA sponsors the formation, and serves as the general partner or managing member, of various limited liability partnerships consisting of specialized funds and certain single client separate account entities (“Partnerships”) that acquire interests in third-party managed investment funds that make private equity and equity-related investments. The Partnerships may also make direct investments, including investments in debt, equity, and other equity-based instruments. The Company, which includes certain subsidiaries that serve as the general partner or managing member of the Partnerships, may invest its own capital in the Partnerships and generally makes all investment and operating decisions for the Partnerships. HLA operates several wholly owned entities through which it conducts its foreign operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries, and entities in which the Company is deemed to be the primary beneficiary under the variable interest model. Certain of the consolidated variable interest entities are investment companies that follow specialized accounting guidance and reflect their investments at estimated fair value. All intercompany transactions and balances have been eliminated in consolidation.

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

The results of our consolidated VIEs are reported on a three-month lag, due to the timing of the receipt of related financial statements. To the extent that the Company is aware of material events during the intervening period, the impact of the events would be disclosed in the Notes to the Consolidated Financial Statements.

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

Restricted cash at March 31, 2023 and 2022 was primarily cash held by the Company’s foreign subsidiaries to meet applicable government regulatory capital requirements.

Investments Held in Trust by Consolidated Variable Interest Entities

Investments held in trust represented a money market fund of Hamilton Lane Alliance Holdings I, Inc. (“HLAH”), a special purpose acquisition company (“SPAC”) that was previously consolidated, which was invested in U.S. Treasury securities purchased with funds raised through the IPO of the consolidated entity. Investments held in trust were classified as trading securities and were presented on the balance sheet at fair value at the end of the reporting period. Gains and losses resulting from the change in fair value of these securities were included in unrealized gains of consolidated variable interest entities on the Consolidated Statements of Income. The estimated fair values of investments held in the trust account were determined

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
using quoted prices in an active market and therefore were classified in Level 1 of the fair value hierarchy, as described in “Fair Value of Financial Instruments” below.

Fees Receivable

Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for credit losses has been established as of March 31, 2023 or 2022.

Due from Related Parties

Due from related parties in the Consolidated Balance Sheets consists primarily of advances made on behalf of the Partnerships for the payment of certain operating costs and expenses for which the Company is subsequently reimbursed and refundable tax distributions made to members of HLA.

Furniture, Fixtures and Equipment

Furniture, fixtures and equipment consist primarily of leasehold improvements, office equipment, furniture and fixtures, and computer hardware and software and are recorded at cost, less accumulated depreciation. Depreciation is recognized in accordance with the straight-line method over the estimated useful lives as follows:

Computer hardware and software	3 -7 years
Furniture and fixtures	5 years
Office equipment	3 years

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

The carrying value of the intangible assets was $6,285 and $12,567, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2023 and 2022, respectively. The accumulated amortization of intangibles was $6,666 and $5,668 as of March 31, 2023 and 2022, respectively. Amortization of intangible assets was $2,277, $2,503, and $1,403 for each of the years in the three-year period ended March 31, 2023, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income. The estimated amortization expense for each of the next five fiscal years is $1,701, $1,701, $1,465, $1,154, and $264, respectively.

Goodwill of $9,566 and $9,566 as of March 31, 2023 and 2022, respectively, is included in other assets in the Consolidated Balance Sheets and was recorded in conjunction with previous acquisitions. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. The Company performed the annual impairment assessment as of December 31, 2022 noting that no goodwill impairment existed.

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

Redeemable Non-Controlling Interest

Redeemable non-controlling interests represented the Class A shares issued by HLAH that were redeemable for cash by the public stockholders in the event of HLAH’s failure to complete a business combination or tender offer. The redeemable non-controlling interests were initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount was accreted to its full redemption value at March 31, 2022.

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

Non-Operating Income (loss)

Non-operating income (loss) consists primarily of gains recorded on sales of other assets, other investments, fair value adjustments on investments valued under the measurement alternative and adjustments to the payable to related parties pursuant to the tax receivable agreement.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. The principal items giving rise to temporary differences are certain basis differences resulting from the acquisitions of HLA units. Realization of the deferred tax assets is primarily dependent upon (1) historic earnings, (2) forecasted taxable income, (3) future tax deductions of tax basis step-ups related to the IPO and subsequent unit exchanges, (4) future tax deductions related to payments under the tax receivable agreement, and (5) the Company’s share of HLA’s temporary differences that result in future tax deductions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

HLA is organized as a limited liability company and treated as a “flow-through” entity for income taxes purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from certain U.S. state and local taxes and foreign taxes attributable to its operations in foreign jurisdictions. Any taxable income or loss generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI. As a result, the Company does not record income taxes on pre-tax income or loss attributable to the non-controlling interests in the general partnerships and HLA, except for certain U.S. state and local taxes and foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income of HLA.

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

Tax Receivable Agreement

The Company’s purchase of HLA Class A units concurrent with its IPO and periodic exchanges by holders of HLA units for shares of the Company’s Class A common stock, or cash, pursuant to the exchange agreement, result in increases in its share of the tax basis of the tangible and intangible assets of HLA, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to HLI. These increases in tax basis and tax depreciation and amortization deductions reduce the amount of cash taxes that HLI would otherwise be required to pay in the future. HLI has entered into a tax receivable agreement (“TRA”) with the other members of HLA (the “TRA Recipients”) that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that HLI actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the TRA.

Segments

The Company operates its business in a single segment, which is how the chief operating decision maker (who is the chief executive officer) reviews financial performance and allocates resources. Accordingly, the Company considers itself to be in a single operating and reportable segment structure.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and fees receivable. The majority of the Company’s cash, cash equivalents, and restricted cash are held with one major financial institution and expose the Company to a certain degree of credit risk. Substantially all cash amounts on deposit with major financial institutions exceed Federal Deposit Insurance Corporation insured limits. The concentration of credit risk with respect to fees receivable is generally limited due to the short payment terms extended to clients by the Company.

The Company derives revenues from clients located in the United States and other foreign countries.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The below table presents revenues by geographic location:

	Year Ended March 31,
	2023	2022	2021
United States	$207,954	$178,250	$164,676
Other foreign countries	320,799	189,669	176,959
Total revenues(1)	$528,753	$367,919	$341,635
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

3. Revenue

The following presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and advisory fees	2023	2022	2021
Specialized funds	$196,268	$150,079	$148,023
Customized separate accounts	117,763	103,229	93,963
Advisory	24,785	24,972	26,439
Reporting and other	24,792	23,327	11,134
Distribution management	2,560	10,466	6,701
Fund reimbursement revenue	5,706	2,155	3,184
Total management and advisory fees	$371,874	$314,228	$289,444

	Year Ended March 31,
Incentive fees	2023	2022	2021
Specialized funds	$118,212	$30,332	$13,241
Customized separate accounts	31,719	17,801	17,893
Consolidated variable interest related:
Specialized funds	6,948	5,558	21,057
Total incentive fees	$156,879	$53,691	$52,191
The Company recognized incentive fee revenues of $3,704 during the year ended March 31, 2021 that were previously received and deferred.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
4. Investments

Investments consist of the following:

	March 31,
	2023	2022
Equity method investments in Partnerships	$340,603	$326,296
Other equity method investments	—	1,573
Other investments	21,586	19,820
Investments valued under the measurement alternative	168,732	156,100
Total Investments	$530,921	$503,789

Investments of consolidated VIEs consist of the following:

	March 31,
	2023	2022
Equity method investments in Partnerships	$12,292	$10,036
Fair value investments	44,752	—
Total Investments of Consolidated VIEs	$57,044	$10,036

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships.

During the year ended March 31, 2023, the Company sold its ownership interests in its joint venture, Private Markets Connect, for $10,000 and recognized a gain of $9,783, which is recorded in non-operating (loss) income in the Consolidated Statements of Income. Immediately preceding the sale, the Company received a distribution from the joint venture of $1,406, which was treated as a return of capital.

The Company’s equity method investments in Partnerships consist of the following types:

	March 31,
	2023	2022
Primary funds	$95,477	$88,089
Secondary funds	50,022	50,070
Direct investment funds	83,963	80,601
Customized separate accounts	111,141	107,536
Total equity method investments in Partnerships	$340,603	$326,296

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for the years ended March 31, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria, and, as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The summarized financial information of the Company’s equity method investments in Partnerships is as follows:

	March 31,
	2023	2022
Assets
Investments	$33,672,215	$31,256,185
Other assets	842,994	1,135,980
Total assets	$34,515,209	$32,392,165
Liabilities and Partners’ Capital
Debt	$87,451	$43,328
Other liabilities	235,080	117,907
Total liabilities	322,531	161,235
Partners’ capital	34,192,678	32,230,930
Total liabilities and partners’ capital	$34,515,209	$32,392,165

	Year Ended March 31,
	2023	2022	2021
Investment income	$362,176	$654,285	$389,571
Expenses	281,011	237,633	201,791
Net investment income	81,165	416,652	187,780
Net realized and unrealized gain	(509,389)	7,022,084	3,232,126
Net income	$(428,224)	$7,438,736	$3,419,906

Other investments

The Company’s other investments represent a publicly traded security and investments in private equity funds and direct credit and direct equity investments that are held as collateral for the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The amortized cost of the assets held as collateral was $7,429 and $7,853 as of March 31, 2023 and 2022, respectively. The direct credit investments are debt securities classified as trading securities. The direct equity investments and private equity funds are measured at fair value with unrealized holding gains and losses included in earnings.

In May 2019, the Company transferred investments held as collateral to a Partnership that is a VIE of which the Company is the general partner but does not consolidate as the Company is not the primary beneficiary. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing”, to qualify as a sale and, therefore, has recorded a financial liability for the secured financing which is included in other liabilities in the Consolidated Balance Sheets.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company recognized a gain of $1,434, $1,130, and $7,281 on other investments during the years ended March 31, 2023, 2022, and 2021, respectively, and recognized a loss of $1,434, $1,130, and $7,281 on the secured financing liability during the years ended March 31, 2023, 2022 and 2021, respectively. Gains and losses related to other investments and the secured financing liability are recorded in non-operating income (loss) in the Consolidated Statements of Income.

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

The Company’s equity investments that the company has elected to account for under the measurement alternative are presented below:

	Year Ended March 31,
	2023	2022	2021
Carrying amount beginning of the year	$156,100	$109,822	$17,091
Adjustments related to equity investments
Purchases	37,576	18,995	90,500
Sales / return of capital	—	(13,903)	(3,072)
Net unrealized (loss) gain[1]	(24,944)	47,189	5,303
Reclassifications[2]	—	(6,003)	—
Carrying amount, end of year	$168,732	$156,100	$109,822

(1) Net unrealized (loss) gain consists of fair value adjustments for observable price changes of identical or similar investments or impairments.
(2) Reclassifications relate to investments that no longer qualify for the measurement alternative or for which the Company elects to no longer apply the measurement alternative.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to our investments under the measurement alternative:

	As of March 31,
	2023	2022	2021
Cumulative gross unrealized gains	$69,058	$50,713	$6,229
Cumulative gross unrealized losses	$(43,289)	$—	$(987)

The Company performs qualitative impairment assessments at each quarter end on its investments recorded under the measurement alternative. As a result of this assessment as of December 31, 2022, the Company determined that a quantitative assessment was required to be performed for one of its investments given a significant decrease in earnings performance and overall economic and market conditions. The assessment indicated that the fair value was less than the carrying value at December 31, 2022. Prior to the impairment recorded, the carrying value of the investment was $74,189. The impairment amount was $43,289

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
and is included in non-operating (loss) income in the Condensed Consolidated Statements of Income. The fair value was estimated using Level 3 inputs with the significant input as shown in Note 5.

5. Fair Value Measurement

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2023
	Level 1	Level 2	Level 3	NAV (3)	Total
Financial assets:
Other investments	$7,358	$—	$14,228	$—	$21,586
Consolidated VIEs
Fair value investments	—	—	21,163	23,589	44,752
Total financial assets	$7,358	$—	$35,391	$23,589	$66,338

Financial liabilities:
Secured financing(1)	$—	$—	$14,228	$—	$14,228
Total financial liabilities	$—	$—	$14,228	$—	$14,228

	As of March 31, 2022
	Level 1	Level 2	Level 3	NAV (3)	Total
Financial assets:
Other investments	$6,002	$—	$13,818	$—	$19,820
Investments held in trust	276,016	—	—	—	276,016
Total financial assets	$282,018	$—	$13,818	$—	$295,836

Financial liabilities:
Warrant liability(2)	$2,484	$399	$—	$—	$2,883
Secured financing(1)	—	—	13,818	—	13,818
Total financial liabilities	$2,484	$399	$13,818	$—	$16,701

(1) Secured financing is recorded within other liabilities in the Consolidated Balance Sheets.
(2) Warrant liability is recorded within other liabilities of consolidated variable interests in the Consolidated Balance Sheets.
(3) Investments are recorded at estimated fair value based upon the net asset value of the fund utilizing the practical expedient under ASC 820, “Fair Value Measurement.” The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit investments	Direct equity investments	Publicly traded equity security	Total other investments
Balance as of March 31, 2021	$6,254	$985	$6,059	$—	$13,298
Contributions	244	—	28	—	272
Distributions	(680)	(202)	—	—	(882)
Net gain (loss)	1,206	(9)	(67)	(165)	965
Transfer in	—	—	—	6,455	6,455
Transfer out	—	—	—	(6,290)	(6,290)
Balance as of March 31, 2022	$7,024	$774	$6,020	$—	$13,818
Contributions	284	—	—	—	284
Distributions	(1,283)	(25)	—	—	(1,308)
Net gain	639	41	754	—	1,434
Balance as of March 31, 2023	$6,664	$790	$6,774	$—	$14,228

The following is a reconciliation of investments held by our consolidated VIEs for which significant unobservable inputs (Level 3) were used in determining value:

Direct credit investments
Balance as of March 31, 2022	$—
Contributions	21,275
Distributions	(23)
Net loss	(89)
Balance as of March 31, 2023	$21,163

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows:

	March 31, 2023
			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$6,664	Adjusted net asset value	Selected market return	4.9%	-	10.4%	9.1%
Direct credit investments	$790	Discounted cash flow	Market yield	12.4%	-	12.4%	12.4%
Direct equity investments	$6,774	Market approach	EBITDA multiple	8.25x	-	14.5x	11.77x
		Market approach	Equity multiple	1.7x			1.7x
Investments of consolidated VIE
Direct credit investments	$21,163	Recent precedent transactions

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

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in non-recurring Level 3 fair value measurements of financial assets were as follows, as of December 31, 2022:

			Significant
	Fair	Valuation	Unobservable		Weighted
	Value	Methodology	Inputs	Range	Average
Investment valued under the measurement alternative	$30,900	Market approach	Revenue Multiple	3.50x	3.50x

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

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships and a fund in which it is currently the primary beneficiary, which are not wholly-owned by the Company. The assets of the consolidated general partner VIEs represent equity method-investments in direct investment funds and customized separate accounts and the assets of the consolidated fund represent cash and direct credit investments. The assets may only be used to settle obligations of the respective consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

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

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary. Such Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e., have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of March 31, 2023, the total remaining unfunded commitments from the Company’s general partner entities to the unconsolidated VIEs was $136,097. Investor commitments are the primary source of financing for the unconsolidated VIEs.

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

The carrying amount of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2023	2022
Investments	$199,858	$191,378
Fees receivable	15,829	9,754
Due from related parties	1,960	778
Total VIE assets	217,647	201,910
Non-controlling interests	(1,665)	(1,873)
Maximum exposure to loss	$215,982	$200,037

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
7. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consist of the following:

	March 31,
	2023	2022
Computer hardware and software	$9,764	$7,788
Furniture and fixtures	4,244	3,975
Leasehold improvements	23,261	21,975
Office equipment	3,367	2,346
	40,636	36,084
Less: accumulated depreciation	12,211	7,242
Furniture, fixtures, and equipment, net	$28,425	$28,842

Depreciation expense was $5,165, $2,992 and $2,731 for the years ended March 31, 2023, 2022 and 2021, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.

8. Debt

The Company’s debt consisted of the following:

	As of March 31,
	2023			2022
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$99,375	$98,969	6.75%	$71,754	$71,574	2.25%
2020 Multi-Draw Facility	100,000	99,564	3.50%	100,000	99,752	3.50%
Revolver	15,000	15,000	6.50%	—	—	2.25%
Total Debt	$214,375	$213,533		$171,754	$171,326

In October 2022, the Company modified its existing credit agreements. The modifications took the form of a new 2022 Multi-Draw Term Loan and Security Agreement (the “2022 Multi-Draw Term Loan Agreement”), as well as amendments to the existing Revolving Loan and Security Agreement (the “Revolving Loan Agreement”), Term Loan and Security Agreement (the “Term Loan Agreement”) and 2020 Multi-Draw Term Loan and Security Agreement (the “2020 Multi-Draw Term Loan Agreement”, and together with the 2022 Multi-Draw Term Loan Agreement, the Revolving Loan Agreement and the Term Loan Agreement, the “Loan Agreements”). The modifications extended the maturity dates of the Loan Agreements, increased the principal outstanding under the Term Loan Agreement to $100,000 and added borrowing capacity across the Loan Agreements, subject to an overall cap of $325,000 of loan principal outstanding. The obligations under the Loan Agreements are secured by substantially all of HLA’s personal property assets, subject to certain excluded assets. The Loan Agreements contain financial and operational covenants, events of default and remedies that the Company believes to be customary.

The Term Loan Agreement has a maturity date of January 1, 2030, and the Company is entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate through December 31, 2023, subject to the overall cap described above. The Revolving Loan Agreement has a $50,000 borrowing capacity, a maturity date of March 24, 2025, and the interest rate is a floating per annum rate equal to the

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
prime rate minus 1.50% subject to a floor of 2.25%. The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100,000 that the Company has fully drawn down. Borrowings accrue interest at a fixed per annum rate of 3.50% and matures on July 1, 2030. The 2022 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $75,000. Borrowings accrue interest at a fixed per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00% and matures on October 1, 2029. As of March 31, 2023, the Company had no borrowings outstanding under the 2022 Multi-Draw Term Loan Agreement.

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

The aggregate minimum principal payments on the Company’s outstanding debt are due as follows:

For the fiscal year ending March 31,
2024	$17,500
2025	2,500
2026	7,500
2027	16,875
2028	27,500
Thereafter	142,500
Total	$214,375

The carrying value of the Company’s outstanding debt as of March 31, 2023 and March 31, 2022 approximated fair value except for amounts owed pursuant to the 2020 Multi-Draw Term Loan Agreement, which had an estimated fair value of $88,136 and $95,226 as of March 31, 2023 and 2022, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Class B common stock

Holders of Class B common stock are entitled to ten votes for each share held of record on all matters submitted to a vote of stockholders, but have de minimis economic rights. Holders of Class B units of HLA hold shares of Class B common stock at a one-to-one ratio. Shares of Class B common stock (together with the corresponding Class B units) may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election, for cash in an amount equal to the net proceeds from the sale of shares of Class A common stock equal to the number of shares of Class B common stock being exchanged, subject to certain restrictions.

Shares of Common Stock Outstanding

The following table shows a rollforward of our common stock outstanding:

	Class A	Class B
March 31, 2020	29,842,784	22,049,727
Shares issued (repurchased) in connection with offerings	6,415,760	(5,309,881)
Shares issued in connection with ESPP	23,130	—
Shares repurchased for employee tax withholdings	(69,962)	—
Forfeitures	(1,917)	—
Restricted stock granted	80,388	—
March 31, 2021	36,290,183	16,739,846
Shares issued (repurchased) in connection with offering	877,400	(695,505)
Shares issued in connection with ESPP	24,931	—
Shares repurchased for employee tax withholdings	(43,934)	—
Forfeitures	(7,420)	(10,982)
Restricted stock granted	139,537	—
March 31, 2022	37,280,697	16,033,359
Shares issued (repurchased) in connection with offering	586,737	(539,237)
Shares issued in connection with ESPP	34,655	—
Shares repurchased for employee tax withholdings	(37,372)	—
Forfeitures	(9,295)	(84,615)
Restricted stock granted	756,497	—
March 31, 2023	38,611,919	15,409,507

Income and equity allocations to non-controlling interests are based upon the relative ownership percentage of the consolidated VIE held by non-controlling owners. The reallocation adjustment between HLI stockholders’ equity and non-controlling interests in Hamilton Lane Advisors, L.L.C. relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.

HLA Operating Agreement

In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, HLA

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
made distributions in excess of required tax distributions to members in an aggregate amount of $39,733, $36,979, and $34,167 for the years ended March 31, 2023, 2022, and 2021, respectively.

March 2023 Offering

In March 2023, the Company and a selling stockholder completed a registered offering of an aggregate of 671,737 shares of Class A common stock at a price to the underwriter of $76.41 per share (the “March 2023 Offering”). The shares sold consisted of 100,000 shares held by the selling stockholder and 571,737 shares newly issued by the Company. The Company received $43,686 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 539,237 Class B units and 32,500 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

September 2021 Offering

In September 2021, the Company and certain selling stockholders completed a registered offering of an aggregate of 950,751 shares of Class A common stock at a price to the underwriter of $84.15 per share. The shares sold consisted of 73,351 shares held by the selling stockholders and 877,400 shares newly issued by the Company. The Company received $73,833 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 695,505 Class B units and 181,895 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

March 2021 Offering

In March 2021, the Company and certain selling stockholders completed a registered offering of an aggregate of 1,453,110 shares of Class A common stock at a price of $87.36 per share. The shares sold consisted of 94,245 shares held by the selling stockholders and 1,358,865 shares newly issued by the Company. The Company received approximately $118,710 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,101,365 Class B units and 257,500 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders.

10. Equity Based Compensation

2017 Equity Incentive Plan

The Company has adopted its 2017 Equity Incentive Plan, as amended (the “Plan”), which permits the issuance of up to 5,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance stock, restricted stock units or performance stock units. Awards under the Plan generally vest over four years, with options expiring not more than ten years from the date of grant, three months after termination of employment or one year after the date of death or termination due to disability of the grantee. As of March 31, 2023, there were 2,454,877 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after February 28, 2027.

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

The change in unvested restricted stock for the year ended March 31, 2023 is as follows:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2022	281,307	$67.50
Granted	228,215	61.36
Vested	(122,559)	61.34
Forfeited	(9,295)	70.95
March 31, 2023	377,668	$65.70

The weighted-average grant-date fair value per share of restricted stock awarded during the years ended March 31, 2023, 2022 and 2021 was $61.36, $73.20, and $82.97, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2023, 2022 and 2021 was $8,029, $10,923, and $19,961, respectively. As of March 31, 2023, total unrecognized compensation expense related to restricted stock was $23,691 with a weighted-average amortization period of 3.2 years.

The total tax (expense) benefit recognized from share-based compensation for the years ended March 31, 2023, 2022 and 2021 was $(115), $522 and $1,528, respectively.

Performance Awards

In September 2022, the Company granted performance stock awards to certain employees that are subject to both a market-based vesting and a service-based vesting condition (“Performance Awards”). The Performance Awards will vest based upon (i) the market price of HLI Class A common stock achieving certain price thresholds from $150 per share to $230 per share and (ii) continued employment through the date the price target is met (with a minimum of five years of service required after the grant date for vesting). If the price target is met prior to the fifth anniversary of the grant date, the vesting date will be the fifth anniversary of the grant date. Holders of the Performance Awards do not participate in dividends until such awards have met both their market-based and service-based vesting requirements.

Due to the existence of the service requirement, the vesting period for these awards will vary with each respective tranche as the employees must be employed with the Company on the date the market requirement is met with a minimum of five years of service required after the grant date for vesting. As such, compensation expense will be recognized ratably for each vesting tranche from the grant date to the end for the employee’s service period. The fair value of the awards granted are based on a Monte-Carlo simulation valuation model.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
A summary of Performance Award activity for the year ended March 31, 2023 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2022	—	$—
Granted	528,282	$29.79
Vested	—	$—
Forfeited	—	$—
March 31, 2023	528,282	$29.79

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted September 16, 2022:

Grant Date Fair Value	$29.79
Closing share price as of grant date	$69.67
Risk Free Rate	3.6%
Volatility	37.0%
Dividend Yield	2.3%

As of March 31, 2023, total estimated unrecognized expense related to the unvested Performance Awards was $14,039, and none of the Performance Awards had met their market price based vesting condition.

Employee Share Purchase Plan

On September 6, 2018, the Company’s stockholders approved the Hamilton Lane Incorporated Employee Share Purchase Plan (as amended, the “ESPP”). The ESPP provides for a purchase price equal to 85% of the closing price of the Company’s Class A common stock on the last trading day of each offering period, which begins the first day of each fiscal quarter and ends on the last day of that fiscal quarter. Our initial offering period started January 1, 2019. At inception, there were 1,000,000 shares available for purchase through the ESPP and 884,507 shares were available as of March 31, 2023. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s Class A common stock purchased, is recognized as equity-based compensation expense on the date of each purchase. During the years ended March 31, 2023, 2022 and 2021, the Company recorded expense of $342, $330 and $256, respectively, related to the ESPP.
11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2023	2022	2021
Base compensation and benefits	$149,318	$108,395	$116,371
Incentive fee compensation	39,144	13,366	12,869
Equity-based compensation	9,950	7,404	7,079
Total compensation and benefits	$198,412	$129,165	$136,319

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The Company provides defined contribution plans covering eligible employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines.

The Company makes discretionary and/or matching contributions to the plans, which amounted to $2,709, $2,251, and $1,906 for the years ended March 31, 2023, 2022 and 2021, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.

12. Income Tax

The Company’s income before income taxes consisted of the following:

	Year Ended March 31,
	2023	2022	2021
Domestic income before income taxes	$236,198	$309,918	$190,459
Foreign income before income taxes	6,412	3,758	2,743
Total income before income taxes	$242,610	$313,676	$193,202

Components of income tax expense consist of the following:

	Year Ended March 31,
	2023	2022	2021
Current:
Federal	$28,829	$36,206	$14,121
State and local	5,075	5,676	2,513
Foreign	1,068	597	756
Total current income tax expense	$34,972	$42,479	$17,390
Deferred:
Federal	$15,073	$19,947	$7,245
State and local	4,694	3,893	(211)
Foreign	686	104	(7)
Total deferred income tax expense	20,453	23,944	7,027
Total income tax expense	$55,425	$66,423	$24,417

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2023	2022	2021
Federal tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.4%	3.3%	0.6%
Non-controlling interest	(6.8)%	(6.8)%	(7.6)%
Valuation allowance	3.5%	4.6%	(1.0)%
Other	1.7%	(0.9)%	(0.4)%
Effective tax rate	22.8%	21.2%	12.6%

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2023	2022
Deferred tax assets:
Basis difference in HLA	$261,087	$260,766
Tax Receivable Agreement	49,659	49,979
Fixed assets	24	48
Net operating loss carryforwards	37	1,126
Valuation allowance	(77,207)	(67,578)
State taxes	313	717
Other	(1)	(12)
Total deferred tax assets	$233,912	$245,046

As of March 31, 2023 and 2022, the Company had net operating loss carryforwards of $169 and $4,817. These net operating losses can be carried forward indefinitely and the tax benefits are expected to be realized.

In connection with the March 2023 Offering and related unit exchanges, the Company recorded a deferred tax asset in the amount of $9,299, which is net of a valuation allowance of $1,942 related to the portion of tax benefits that it is more likely than not will not be realized. Additionally, in connection with recording the deferred tax asset for the March 2023 Offering and related unit exchanges, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $7,761.

The Company believes it is more likely than not that the deferred tax assets (except those identified above) will be realized based on the Company’s historic earnings, forecasted income, and the reversal of temporary differences.  The net change in the valuation allowance was an increase of $9,629, which was recorded through additional paid-in-capital and income tax expense.

As of March 31, 2023, 2022, and 2021, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.

The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2023, the Company’s income tax returns from 2019 remain open and are subject to examination.

Tax Receivable Agreement

The Company has recorded a liability related to the tax receivable agreement of $174,702 and $180,536 as of March 31, 2023 and 2022, respectively. Payments of $10,345 and $23,170 were made during the years ended March 31, 2023 and 2022, respectively. In the event that the valuation allowance related to tax benefits associated with the tax receivable agreement is released in a future period, an additional estimated payable will be due to the TRA Recipients of $15,703.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31,
	2023	2022	2021
Basic net income per share:
Numerator
Net income attributable to HLI	$109,120	$145,986	$98,022
Less: Impact of changes in carrying amount of redeemable non-controlling interests	3,808	951	(4,637)
Net income attributable to Class A common stockholders - basic	$112,928	$146,937	$93,385
Denominator
Weighted-average shares of Class A common stock outstanding - basic	37,059,654	36,511,507	33,152,318
Basic earnings per share	$3.05	$4.02	$2.82
Diluted earnings per share:
Numerator
Net income attributable to Class A common stockholders - basic	$112,928	$146,937	$93,385
Adjustment to net income:
Assumed vesting of employee awards	2	121	229
Assumed conversion of Class B and Class C Units	48,813	66,666	—
Net income attributable to Class A common stockholders - diluted	$161,743	$213,724	$93,614
Denominator
Weighted-average shares of Class A common stock outstanding - basic	37,059,654	36,511,507	33,152,318
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	1,773	97,531	210,047
Assumed conversion of Class B and Class C Units	16,637,254	17,065,255	—
Weighted-average shares of Class A common stock outstanding - diluted	53,698,681	53,674,293	33,362,365
Diluted earnings per share	$3.01	$3.98	$2.81

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

The calculations of diluted earnings per share excludes the following:

	Year Ended March 31,
	2023	2022	2021
Outstanding Class B and C units of HLA	—	—	17,553,234
Performance Awards	528,282	—	—

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $270,710, $209,977, and $199,422 for the years ended March 31, 2023, 2022 and 2021, respectively. The Company earned incentive fees from Partnerships of $154,578, $43,742, and $47,962 for the years ended March 31, 2023, 2022 and 2021, respectively.

Fees receivable from the Partnerships were $31,684 and $27,728 as of March 31, 2023 and 2022, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

15. Supplemental Cash Flow Information

	Year Ended March 31,
	2023	2022	2021
Non-cash operating activities:
Cash paid during the year for interest	$8,467	$4,591	$1,986
Cash paid during the year for income taxes	$50,880	$33,682	$6,331
Establishment of lease liability in exchange for ROU asset	$2,346	$7,950	$61,725
Non-cash investing activities:
Conversion of note receivable	$550	$—	$—
Establishment of receivable for intangible assets sold	$6,776	$—	$—
Non-cash financing activities:
Establishment of net deferred tax assets related to tax receivable agreement	$9,299	$16,996	$121,065
Deferred underwriter fees related to consolidated entity	$—	$—	$9,660
Dividends declared but not paid	$15,049	$12,947	$11,201
Members’ distributions declared but not paid	$15,723	$27,119	$16,877

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

Incentive Fees

The Partnerships have allocated carried interest, which has not yet been received or recognized, in the amounts of $1,022,250 and $1,191,066 at March 31, 2023 and 2022, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $255,562 and $297,766 as of March 31, 2023 and 2022, respectively, would be potentially payable to certain employees and third parties pursuant to compensation arrangements related to the carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as this liability is not yet probable.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world, which have remaining lease terms of one year to 16 years. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Year Ended March 31,
	2023	2022	2021
Operating lease costs	$7,943	$9,675	$5,216
Variable lease costs	$1,475	$1,196	$863
Cash paid for amounts included in the measurement of operating lease liabilities	$8,302	$6,734	$7,352

Weighted average remaining lease term (in years)	13.8	14.6	15.4
Weighted average discount rate	3.3%	3.2%	3.4%

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
As of March 31, 2023, the maturities of operating lease liabilities were as follows:

For the fiscal year ending March 31,
2024	$7,770
2025	7,390
2026	6,799
2027	6,804
2028	6,444
Thereafter	63,967
Total lease payments	$99,174
Less: imputed interest	(20,357)
Total operating lease liabilities	$78,817

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The aggregate unfunded commitment of the general partners to the Partnerships was $211,556 and $186,164 as of March 31, 2023 and 2022, respectively.

The Company has an unrealized net gain on its investments valued under the measurement alternative of $31,157 as of March 31, 2023, of which up to 15% may be paid as a discretionary bonus as those gains are realized.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain company managed funds as individual limited partners (“LP”). The employees also have an option to enter into a loan agreement with a third-party lender to fund committed capital. The loan is collateralized by the underlying LP interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of March 31, 2023, the total amount of outstanding loans under the EIP was $693, and the Company believes the risk of default by an employee to be remote.

17. Acquisitions

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,096, of which $10,096 was paid on the closing date of the acquisition. The remaining $3,000 was paid in two equal installments on the first and second anniversaries of the closing. The first anniversary payment of $1,500 was paid during the year ended March 31, 2023 and the final anniversary payment was made after the period. The purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,946. The Company recorded $7,145 of definite lived intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623 of goodwill, which are both recorded in other assets in the Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed are not material to the consolidated financial statements.

In December 2022, the Company finalized the transfer of the acquired investment management contracts to a third party for an agreed upon percentage of the respective funds’ management fees over two calendar years. The Company recognized a gain of $2,771 on the sale of the investment management contracts that is

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
recorded in non-operating (loss) income in the Consolidated Statements of Income for the year ended March 31, 2023.

18. Subsequent Event

On May 25, 2023, the Company declared a quarterly dividend of $0.445 per share of Class A common stock to record holders at the close of business on June 15, 2023. The payment date will be July 7, 2023.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2023. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2023.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2023, which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Form 10-K:

1. All financial statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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
10.4
Amendment No. 3 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of May 24, 2023, by and among Hamilton Lane Advisors, L.L.C. and its members
						X
10.5	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17	001-38021
10.6	Amendment No. 1 to Tax Receivable Agreement, dated December 31, 2020, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and each of the other persons and entities party thereto	10-Q	10.1	2/2/21	001-38021
10.7	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17	001-38021
10.8	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.9	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17	001-38021
10.10	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17	001-38021
10.11†	Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.2	9/2/22	001-38021
10.12†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17	333-215846
10.13†	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.1	2/9/18	001-38021
10.14†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17	333-215846
10.15†	Form of Performance Stock Award Agreement under the Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.3	9/2/22	001-38021
10.16†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18	001-38021
10.17†	Hamilton Lane Incorporated Employee Share Purchase Plan	DEF14A	Appendix A	7/27/18	001-38021
10.18†	Amendment No. 1 to the Hamilton Lane Incorporated Employee Share Purchase Plan	10-Q	10.1	8/4/20	001-38021
10.19†	Amendment No. 2 to the Hamilton Lane Incorporated Employee Share Purchase Plan					X
10.20†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17	333-215846
10.21○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	8/25/17	001-38021
10.22	First Amendment to Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	3/25/20	001-38021
10.23	Second Amendment to Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.1	11/4/20	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.24	Third Amendment to Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	4/27/21	001-38021
10.25○	Fourth Amendment to Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/26/22	001-38021
10.26○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	8/25/17	001-38021
10.27	First Amendment to Revolving Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	3/25/20	001-38021
10.28	Second Amendment to Revolving Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.2	11/4/20	001-38021
10.29○	Third Amendment to Revolving Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/26/22	001-38021
10.30○	Multi-Draw Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	3/25/20	001-38021
10.31	First Amendment to Multi-Draw Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.3	11/4/20	001-38021
10.32	Second Amendment to Multi-Draw Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	4/27/21	001-38021
10.33	Third Amendment to Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/26/22	001-38021
10.34○	Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	10/26/22	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.35†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17	001-38021
10.36†	Offer Letter of Atul Varma, dated November 25, 2019	8-K	10.1	1/2/20	001-38021
10.37○	Investment Agreement, dated March 29, 2021, by and between Russell Investments Group, Ltd. and Hamilton Lane Advisors, L.L.C.	10-K	10.31	5/27/21	001-38021
10.38†	Warrant Agreement, dated January 15, 2021, by and between Hamilton Lane Alliance Holdings I, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to the listed filing of Hamilton Lane Alliance Holdings I, Inc.)	8-K	4.1	1/19/21	001-39884
10.39†	Letter Agreement, dated January 15, 2021, among Hamilton Lane Alliance Holdings I, Inc., HL Alliance Holdings Sponsor LLC and each of Hamilton Lane Alliance Holdings I, Inc.’s officers and directors (incorporated by reference to the listed filing of Hamilton Lane Alliance Holdings I, Inc.)	8-K	10.1	1/19/21	001-39884
10.40†	Form of Warrant Assignment and Transfer	10-K/A	10.34	7/15/21	001-38021
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
101	The following financial information from our Annual Report on Form 10-K for the year ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to the Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of May, 2023.

HAMILTON LANE INCORPORATED

By:	/s/ Mario L. Giannini
Name: Mario L. Giannini
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 25th day of May, 2023.

Signature	Title

/s/ Hartley R. Rogers	Chairman of the Board of Directors
Hartley R. Rogers

/s/ Mario L. Giannini	Chief Executive Officer and Director (Principal Executive Officer)
Mario L. Giannini

/s/ Atul Varma	Chief Financial Officer and Treasurer (Principal Financial Officer)
Atul Varma

/s/ Drew T. Carl	Chief Accounting Officer (Principal Accounting Officer)
Drew T. Carl

/s/ Erik R. Hirsch	Vice Chairman and Director
Erik R. Hirsch

/s/ David J. Berkman	Director
David J. Berkman

/s/ R. Vann Graves	Director
R. Vann Graves

/s/ O. Griffith Sexton	Director
O. Griffith Sexton

/s/ Leslie F. Varon	Director
Leslie F. Varon