Form 10-Q
period 2023-06-30
Hamilton Lane INC
filed 2023-08-01
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 28, 2023, there were 38,588,557 shares of the registrant’s Class A common stock, par value $0.001, and 15,409,507 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes certain information regarding the historical performance of our specialized funds and customized separate accounts. An investment in shares of our Class A common stock is not an investment in our specialized funds or customized separate accounts. In considering the performance information relating to our specialized funds and customized separate accounts contained herein, current and prospective Class A common stockholders should bear in mind that the performance of our specialized funds and customized separate accounts is not indicative of the possible performance of shares of our Class A common stock and is also not necessarily indicative of the future results of our specialized funds or customized separate accounts, even if fund investments were in fact liquidated on the dates indicated, and there can be no assurance that our specialized funds or customized separate accounts will continue to achieve, or that future specialized funds and customized separate accounts will achieve, comparable results. Please note that nothing in this Form 10-Q represents an offer to sell, or a solicitation of an offer to purchase, interests in any of Hamilton Lane’s products.

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
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (our “2023 Form 10-K”) and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2023	2023
Assets
Cash and cash equivalents	$100,255	$99,686
Restricted cash	4,805	4,804
Fees receivable	65,864	47,140
Prepaid expenses	8,007	9,817
Due from related parties	7,963	7,186
Furniture, fixtures and equipment, net	30,360	28,425
Lease right-of-use assets, net	64,396	62,327
Investments	546,080	530,921
Deferred income taxes	229,259	233,912
Other assets	28,092	46,784
Assets of consolidated variable interest entities:
Cash and cash equivalents	24,909	12,062
Investments	88,260	57,044
Other assets	1,844	435
Total assets	$1,200,094	$1,140,543
Liabilities and equity
Accounts payable	$5,574	$4,559
Accrued compensation and benefits	32,525	24,190
Accrued members’ distributions	11,464	15,723
Accrued dividend	16,780	15,049
Debt	197,939	213,533
Payable to related parties pursuant to tax receivable agreement	173,818	174,702
Lease liabilities	80,994	78,817
Other liabilities (includes $14,149 and $14,228 at fair value)	33,376	32,856
Liabilities of consolidated variable interest entities:
Other liabilities	5,924	6,922
Total liabilities	558,394	566,351

Commitments and contingencies (Note 15)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 38,589,298 and 38,611,919 issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	39	39
Class B common stock, $0.001 par value, 50,000,000 authorized; 15,409,507 and 15,409,507 issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	15	15
Additional paid-in-capital	176,673	171,567
Retained earnings	258,041	243,823
Total Hamilton Lane Incorporated stockholders’ equity	434,768	415,444
Non-controlling interests in general partnerships	4,004	3,877
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	138,853	135,702
Non-controlling interests in consolidated funds	64,075	19,169
Total equity	641,700	574,192
Total liabilities and equity	$1,200,094	$1,140,543
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2023	2022
Revenues
Management and advisory fees	$105,407	$85,946
Incentive fees	19,630	49,524
Consolidated variable interest entities related:
Incentive fees	—	39
Total revenues	125,037	135,509
Expenses
Compensation and benefits	44,103	52,194
General, administrative and other	25,761	20,513
Consolidated variable interest entities related:
General, administrative and other	234	277
Total expenses	70,098	72,984
Other income (expense)
Equity in income (loss) of investees	11,866	(625)
Interest expense	(2,890)	(1,495)
Interest income	937	168
Non-operating income	232	4,343
Consolidated variable interest entities related:
Equity in income of investees	132	732
Unrealized income	794	1,966
Interest expense	(6)	—
Interest income	1,740	—
Total other income (expense)	12,805	5,089
Income before income taxes	67,744	67,614
Income tax expense	16,400	11,488
Net income	51,344	56,126
Less: Income attributable to non-controlling interests in general partnerships	1	308
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,133	20,168
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	2,166
Less: Income attributable to non-controlling interests in consolidated funds	1,212	—
Net income attributable to Hamilton Lane Incorporated	$30,998	$33,484

Basic earnings per share of Class A common stock	$0.82	$0.92
Diluted earnings per share of Class A common stock	$0.81	$0.91
Dividends declared per share of Class A common stock	$0.45	$0.40
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interest in Consolidated Funds	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2023	$39	$15	$171,567	$243,823	$19,169	$3,877	$135,702	$574,192
Net income	—	—	—	30,998	1,212	1	19,133	51,344
Equity-based compensation	—	—	1,995	—	—	—	851	2,846
Repurchase of Class A shares for employee tax withholding	—	—	(76)	—	—	—	(32)	(108)
Dividends declared	—	—	—	(16,780)	—	—	—	(16,780)
Capital contributions from non-controlling interests, net	—	—	—	—	43,694	126	—	43,820
Member distributions	—	—	—	—	—	—	(14,165)	(14,165)
Employee Share Purchase Plan share issuance	—	—	386	—	—	—	165	551
Equity reallocation between controlling and non-controlling interests	—	—	2,801	—	—	—	(2,801)	—
Balance at June 30, 2023	$39	$15	$176,673	$258,041	$64,075	$4,004	$138,853	$641,700

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interest in Consolidated Funds	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2022	$37	$16	$161,676	$185,149	$—	$3,423	$111,185	$461,486
Net income	—	—	—	33,484	—	308	20,168	53,960
Equity-based compensation	—	—	1,307	—	—	—	590	1,897
Dividends declared	—	—	—	(14,800)	—	—	—	(14,800)
Capital distribution to non-controlling interests, net	—	—	—	—	—	(99)	—	(99)
Member distributions	—	—	—	—	—	—	(14,121)	(14,121)
Employee Share Purchase Plan share issuance	—	—	334	—	—	—	151	485
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	1,492	—	—	674	2,166
Equity reallocation between controlling and non-controlling interests	—	—	(188)	—	—	—	188	—
Balance at June 30, 2022	$37	$16	$163,129	$205,325	$—	$3,632	$118,835	$490,974

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2023	2022
Operating activities:
Net income	$51,344	$56,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,873	1,764
Change in deferred income taxes	4,654	(1,043)
Change in payable to related parties pursuant to tax receivable agreement	(883)	—
Equity-based compensation	2,846	1,897
Equity in (income) loss of investees	(11,866)	625
Net realized loss on sale of investments	288	—
Fair value adjustment of investments	(757)	(4,344)
Proceeds received from partnerships	6,060	3,343
Non-cash lease expense	2,062	1,374
Other	36	14
Changes in operating assets and liabilities:
Fees receivable	(18,725)	6,887
Prepaid expenses	1,809	283
Due from related parties	(777)	(1,908)
Other assets	17,389	1,128
Accounts payable	1,015	743
Accrued compensation and benefits	8,336	16,807
Lease liability	(1,954)	(1,819)
Other liabilities	(1,402)	(18,241)
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	—	(1,966)
Equity in income of investees	(132)	(732)
Other assets and liabilities	(3,243)	14
Net cash provided by operating activities	57,973	60,952
Investing activities:
Purchase of furniture, fixtures and equipment	(3,385)	(1,707)
Cash paid for acquisition of business	—	(1,500)
Purchase of investments	(1,177)	(20,236)
Proceeds from sale of investments	1,343	—
Proceeds from sale of intangible assets	876	—
Distributions received from Partnerships	1,676	2,227
Contributions to Partnerships	(22,686)	(35,237)
Consolidated variable interest entities related:
Purchase of investments	(16,369)	—
Net cash used in investing activities	(39,722)	(56,453)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2023	2022
Financing activities:
Borrowings of debt	—	25,000
Repayments of debt	(625)	(457)
Draw-down on revolver	10,000	25,000
Repayment of revolver	(25,000)	—
Repurchase of Class A shares for employee tax withholding	(108)	—
Proceeds received from issuance of shares under Employee Share Purchase Plan	551	485
Dividends paid	(15,049)	(12,947)
Members’ distributions paid	(18,423)	(30,485)
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	148	133
Distributions to non-controlling interest in general partnerships	(22)	(233)
Contributions from non-controlling interest in consolidated funds	43,694	—
Net cash (used in) provided by financing activities	(4,834)	6,496
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	13,417	10,995
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at beginning of the period	116,552	76,197
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the period	$129,969	$87,192

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Balance Sheets:
	As of June 30,
	2023	2022
Cash and cash equivalents	$100,255	$83,052
Restricted cash	4,805	3,996
Cash and cash equivalents held at consolidated variable interest entities	24,909	144
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$129,969	$87,192
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of June 30, 2023 and March 31, 2023, HLI held approximately 70.1% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and advisory fees	2023	2022
Specialized funds	$57,716	$43,649
Customized separate accounts	31,719	28,375
Advisory	6,293	6,248
Reporting and other	5,557	6,318
Distribution management	1,213	496
Fund reimbursement revenue	2,909	860
Total management and advisory fees	$105,407	$85,946

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,
Incentive fees	2023	2022
Specialized funds	$18,386	$42,209
Customized separate accounts	1,244	7,315
Consolidated variable interest entities related:
Specialized funds	—	39
Total incentive fees	$19,630	$49,563

4. Investments

Investments consist of the following:

	June 30,	March 31,
	2023	2023
Equity method investments in Partnerships	$353,540	$340,603
Other equity method investments	2,000	—
Fair value investments	20,154	21,586
Investments valued under the measurement alternative	170,386	168,732
Total Investments	$546,080	$530,921

Investments of consolidated variable interest entities (“VIEs”) consist of the following:

	June 30,	March 31,
	2023	2023
Equity method investments in Partnerships	$12,984	$12,292
Fair value investments	75,276	44,752
Total Investments of Consolidated VIEs	$88,260	$57,044

Equity method investments

The Company’s equity method investments in Partnerships represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments within the Partnerships vary by fund. The Company has a 1% interest in substantially all of the Partnerships, representing a general partner interest. The Company’s other equity method investments represent its ownership in a technology company to develop an AI-powered investment assistant for private markets.

Fair value investments

The Company’s fair value investments represent a publicly traded security and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The amortized cost of the assets held as collateral was $7,388 and $7,429 as of June 30, 2023 and March 31, 2023, respectively. The direct credit investments are debt securities classified as

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

trading securities. Fair value investments are measured at fair value with unrealized holding gains and losses recorded in non-operating (expense) income in the Condensed Consolidated Statements of Income.

The Company accounts for its secured financing at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the fair value investments delivered as collateral which are estimated using Level 3 inputs with the significant inputs as shown in Note 5 below.

The Company recognized a loss on fair value investments held as collateral of $29 during the three months ended June 30, 2023 and a loss of $723 during the three months ended June 30, 2022, that are recorded in non-operating (expense) income. The Company recognized a gain on the secured financing liability of $29 during the three months ended June 30, 2023, and a gain of $723 during the three months ended June 30, 2022, that are recorded in non-operating (expense) income in the Condensed Consolidated Statements of Income.

Investments valued under the measurement alternative

	Three Months Ended June 30,
	2023	2022
Carrying amount beginning of the year	$168,732	$156,100
Adjustments related to equity investments
Purchases	1,177	20,236
Sales / return of capital	(178)	—
Net unrealized gain[1]	1,177	6,687
Net realized (loss) gain	(522)	—
Carrying amount, end of year	$170,386	$183,023
(1) Net unrealized gain consists of fair value adjustments for observable price changes of identical or similar investments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s investments under the measurement alternative:

	June 30,	March 31,
	2023	2023
Cumulative gross unrealized gains	$70,235	$69,058
Cumulative gross unrealized losses	$(43,289)	$(43,289)

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

5. Fair Value Measurements

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2023
	Level 1	Level 2	Level 3	NAV(2)	Total
Financial assets:
Fair value investments	$6,005	$—	$14,149	$—	$20,154
Consolidated VIEs
Fair value investments	—	—	54,625	20,651	75,276
Total financial assets	$6,005	$—	$68,774	$20,651	$95,430

Financial liabilities:
Secured financing(1)	$—	$—	$14,149	$—	$14,149
Total financial liabilities	$—	$—	$14,149	$—	$14,149

	As of March 31, 2023
	Level 1	Level 2	Level 3	NAV(2)	Total
Financial assets:
Fair value investments	$7,358	$—	$14,228	$—	$21,586
Consolidated VIEs
Fair value investments	—	—	21,163	23,589	$44,752
Total financial assets	$7,358	$—	$35,391	$23,589	$66,338

Financial liabilities:
Secured financing(1)	$—	$—	$14,228	$—	$14,228
Total financial liabilities	$—	$—	$14,228	$—	$14,228

(1) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheets.
(2) Investments are recorded at estimated fair value based upon the net asset value of the fund utilizing the practical expedient under Accounting Standards Codification ASC 820, “Fair Value Measurement.” The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of March 31, 2023	$6,664	$790	$6,774	$14,228
Contributions	—	—	—	—
Distributions	(50)	—	—	(50)
Net (loss) gain	(184)	(5)	160	(29)
Balance as of June 30, 2023	$6,430	$785	$6,934	$14,149

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments

Balance as of March 31, 2022	$7,024	$774	$6,020	$13,818
Contributions	—	—	—	—
Distributions	(164)	—	—	(164)
Net loss	(456)	(1)	(266)	(723)
Balance as of June 30, 2022	$6,404	$773	$5,754	$12,931

The following is a reconciliation of investments held by our consolidated VIEs for which significant unobservable inputs (Level 3) were used in determining value:

Direct credit investments
Balance as of March 31, 2023	$21,163
Contributions	14,056
Distributions	(40)
Net loss	82
Transfer in	19,364
Balance as of June 30, 2023	$54,625

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of financial assets were as follows, as of June 30, 2023:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$6,430	Adjusted net asset value	Selected market return	4.8%	-	7.9%	7.3%
Direct credit investments	$785	Discounted cash flow	Market yield	13.2%	-	13.2%	13.2%
Direct equity investments	$6,934	Market approach	EBITDA multiple	8.25x	-	14.75x	12.62x
		Market approach	Equity multiple	1.65x			1.65x
Investments of consolidated VIE:
Direct credit investments	$16,853	Discounted cash flow	Market yield	8.6%	-	10.2%	9.7%
Direct credit investments	$37,772	Recent precedent transactions

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

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e., do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of June 30, 2023, the total remaining unfunded commitments from the Company’s general partner entities to the nonconsolidated VIEs was $142,665. Investor commitments are the primary source of financing for the nonconsolidated VIEs.

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these nonconsolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30,	March 31,
	2023	2023
Investments	$204,504	$199,858
Fees receivable	23,986	15,829
Due from related parties	3,344	1,960
Total VIE Assets	231,834	217,647
Less: Non-controlling interests	(1,570)	(1,665)
Maximum exposure to loss	$230,264	$215,982

7. Debt

The Company’s debt consisted of the following:

	As of June 30, 2023			As of March 31, 2023
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$98,750	$98,359	7.00%	$99,375	$98,969	6.75%
2020 Multi-Draw Facility	100,000	99,580	3.50%	100,000	99,564	3.50%
Revolver	—	—		15,000	15,000	6.50%
Total Debt	$198,750	$197,939		$214,375	$213,533

The carrying value of the Company’s outstanding debt as of June 30, 2023 and March 31, 2023 approximated fair value except for the 2020 multi-draw facility which had an estimated fair value of $86,792 and $88,136 as of June 30, 2023 and March 31, 2023, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

8. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2023:

	Class A Common Stock	Class B Common Stock
March 31, 2023	38,611,919	15,409,507
Forfeitures	(30,697)	—
Shares repurchased for employee tax withholdings	(25)	—
Shares issued pursuant to Employee Share Purchase Plan	8,101	—
June 30, 2023	38,589,298	15,409,507

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

9. Equity Based Compensation

Restricted Stock Awards

A summary of restricted stock activity for the three months ended June 30, 2023 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2023	377,668	$65.70
Granted	—	$—
Vested	(2,101)	$74.68
Forfeited	(11,131)	$66.63
June 30, 2023	364,436	$65.62

As of June 30, 2023, total unrecognized compensation expense related to restricted stock was $20,894.

Performance Awards

A summary of performance award activity for the three months ended June 30, 2023 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2023	528,282	$29.79
Granted	—	$—
Vested	—	$—
Forfeited	(19,566)	$29.79
June 30, 2023	508,716	$29.79

As of June 30, 2023, total estimated unrecognized expense related to the unvested performance awards was $12,764, and none of the performance awards have met their market price based vesting condition.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

10. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2023	2022
Base compensation and benefits	$36,350	$37,907
Incentive fee compensation	4,907	12,390
Equity-based compensation	2,846	1,897
Total compensation and benefits	$44,103	$52,194

11. Income Tax

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

The Company’s effective tax rate was 24.2% for the three months ended June 30, 2023, and 17.0% for the three months ended June 30, 2022. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods.

As of June 30, 2023, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

12. Earnings per Share

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$30,998			$33,484
Impact of changes in carrying amount of redeemable NCI	—			380
Basic EPS of Class A common stock	$30,998	37,707,809	$0.82	$33,864	36,999,561	$0.92
Adjustment to net income:
Assumed vesting of employee awards	14			9
Assumed conversion of Class B and Class C Units	12,602			15,179
Effect of dilutive securities:
Assumed vesting of employee awards		58,845			31,546
Assumed conversion of Class B and Class C Units		16,089,097			16,675,834
Diluted EPS of Class A common stock	$43,614	53,855,751	$0.81	$49,052	53,706,941	$0.91

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

The calculation of diluted earnings per share excludes 508,716 performance awards for the three months ended June 30, 2023 as the market condition was not achieved as of June 30, 2023.
13. Related Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $80,303 and $60,711 for the three months ended June 30, 2023 and 2022, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company earned incentive fees from Partnerships of $18,625 and $49,178 for the three months ended June 30, 2023 and 2022, respectively.

Fees receivable from the Partnerships were $46,916 and $31,684 as of June 30, 2023 and March 31, 2023, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

14. Supplemental Cash Flow

	Three Months Ended June 30,
	2023	2022
Establishment of lease liability in exchange for right of use asset	$3,116	$—
Non-cash investing activities:
Other equity method investment	$2,000	$—
Non-cash financing activities:
Dividends declared but not paid	$16,780	$14,800
Member distributions declared but not paid	$11,464	$10,754

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and did not meet the Company’s criteria for revenue recognition in the amounts of $1,100,591 and $1,022,250, net of amounts attributable to non-controlling interests, at June 30, 2023 and March 31, 2023, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $275,148 and $255,562 as of June 30, 2023 and March 31, 2023, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $218,356 and $211,556 as of June 30, 2023 and March 31, 2023, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company has an unrealized net gain on its investments valued under the measurement alternative and a fair value investment of $31,231 as of June 30, 2023, of which up to 15% may be paid as a discretionary bonus as those gains are realized.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed funds as individual limited partners (“LP”). The employees also have an option to enter into a loan agreement with a third-party lender to fund committed capital. The loan is collateralized by the underlying LP interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of June 30, 2023, the total amount of outstanding loans under the EIP was $647, and the Company believes the risk of default by an employee to be remote.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended June 30,
	2023	2022
Operating lease costs	$2,200	$2,059
Variable lease costs	$399	$237
Cash paid for amounts included in the measurement of operating lease liabilities	$2,088	$194

Weighted average remaining lease term (in years)	13.4	14.4
Weighted average discount rate	3.4%	3.2%

As of June 30, 2023, the maturities of operating lease liabilities were as follows:

Remainder of FY2024	$6,223
FY2025	8,204
FY2026	7,650
FY2027	7,397
FY2028	6,929
Thereafter	65,141
Total lease payments	101,544
Less: imputed interest	(20,550)
Total operating lease liabilities	$80,994

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

16. Subsequent Events

On August 1, 2023, the Company declared a quarterly dividend of $0.445 per share of Class A common stock to record holders at the close of business on September 15, 2023. The payment date will be October 5, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Form 10-K for a more complete understanding of our financial position and results of operations.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2023 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2023 and fiscal 2022 are to our fiscal years ended March 31, 2023, and 2022, respectively.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $89 billion of our assets under management (“AUM”) as of June 30, 2023.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $28 billion of our AUM as of June 30, 2023.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $701 billion of assets under advisement (“AUA”) as of June 30, 2023.

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
We recognize carried interest when it is probable that a significant reversal will not occur. The primary contingency regarding incentive fees is the “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents. Incentive fees are typically only required to be returned on a net of tax basis due to a clawback. As such, the tax-related portion of incentive fees is typically not subject to clawback and is therefore recognized as revenue immediately upon receipt. In the event that a payment is made before it can be recognized as revenue, this amount would be included as deferred incentive fee revenue on our Condensed Consolidated Balance Sheets and recognized as income in accordance with our revenue recognition policy.
Performance fees, which are a component of incentive fees, are based on the aggregate amount of realized gains earned by the applicable specialized fund or customized separate account, subject to the achievement of defined minimum returns to the clients. Performance fees range from 5.0% to 12.5% of net profits, subject to a compounded annual preferred return that varies by account but is generally 6.0% to 8.0%. Performance fees are recognized when the risk of clawback or reversal is not probable.
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
Other income (expense) of consolidated variable interest entities (“VIEs”) consists primarily of the share of earnings of investments of consolidated general partner entities, which are not wholly-owned by us, in our specialized funds and certain customized separate accounts in which they have a general partner commitment, interest income on our consolidated funds and interest income on investments held in trust and changes in fair value of liabilities of our previously-sponsored special purpose acquisition company (“SPAC”).

Income Tax Expense
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by HLA. Prior to our initial public offering (“IPO”), we operated as a partnership for U.S. federal income tax purposes and therefore were not subject to U.S. federal and state income taxes. HLA is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by HLA flows through to its limited partners, including us, and is generally not subject to U.S. federal or state income tax at the partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain of our subsidiaries are subject to local jurisdiction income taxes at the entity level. Accordingly, the tax liability with respect to income attributable to non-controlling interests (“NCI”) in HLA is borne by the holders of such NCI.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2023 and 2022. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
($ in thousands)	2023	2022
Revenues
Management and advisory fees	$105,407	$85,946
Incentive fees	19,630	49,524
Consolidated variable interest entities related:
Incentive fees	—	39
Total revenues	125,037	135,509
Expenses
Compensation and benefits	44,103	52,194
General, administrative and other	25,761	20,513
Consolidated variable interest entities related:
General, administrative and other	234	277
Total expenses	70,098	72,984
Other income (expense)
Equity in income (loss) of investees	11,866	(625)
Interest expense	(2,890)	(1,495)
Interest income	937	168
Non-operating income	232	4,343
Consolidated variable interest entities related:
Equity in income of investees	132	732
Unrealized income	794	1,966
Interest expense	(6)	—
Interest income	1,740	—
Total other income (expense)	12,805	5,089
Income before income taxes	67,744	67,614
Income tax expense	16,400	11,488
Net income	51,344	56,126
Less: Income attributable to non-controlling interests in general partnerships	1	308
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,133	20,168
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	2,166
Less: Income attributable to non-controlling interests in consolidated funds	1,212	—
Net income attributable to Hamilton Lane Incorporated	$30,998	$33,484

Revenues
The following table shows total revenues of the Company and its consolidated VIEs:

	Three Months Ended June 30,
($ in thousands)	2023	2022
Management and advisory fees
Specialized funds	$57,716	$43,649
Customized separate accounts	31,719	28,375
Advisory	6,293	6,248
Reporting and other	5,557	6,318
Distribution management	1,213	496
Fund reimbursement revenue	2,909	860
Total management and advisory fees	105,407	85,946
Incentive fees	19,630	49,563
Total revenues	$125,037	$135,509

Three months ended June 30, 2023 compared to three months ended June 30, 2022
Total revenues decreased $10.5 million, or 8%, to $125.0 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to a decrease in incentive fees, partially offset by an increase in management and advisory fees.
Management and advisory fees increased $19.5 million, or 23%, to $105.4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Specialized funds revenue increased $14.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to a $7.9 million increase in revenue from our latest secondary fund and a $4.2 million increase in revenue from our evergreen funds, which added $2.0 billion and $1.3 billion, respectively, in fee-earning AUM between periods. Revenue from our latest secondary and direct equity funds included $3.9 million and $0.5 million in retroactive fees for the three months ended June 30, 2023 and 2022, respectively. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $3.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to the addition of several new accounts and additional allocations from existing accounts. Fund reimbursement revenue increased $2.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Incentive fees decreased $29.9 million to $19.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to a decrease in incentive fees from our specialized funds.

Expenses

Three months ended June 30, 2023 compared to three months ended June 30, 2022
Total expenses decreased $2.9 million, or 4%, to $70.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to a decrease in compensation and benefits expenses.
Compensation and benefits expenses decreased $8.1 million, or 16%, to $44.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to a decrease in incentive fee compensation. Incentive fee compensation decreased $7.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to the decrease in incentive fee revenue.
General, administrative and other expenses increased $5.2 million, or 25%, to $26.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This change consisted primarily of a $2.6 million increase in fund reimbursement expense, a $1.8 million increase in third-party commissions, and a $0.6 million increase in travel expense.

Other Income (Expense)
The following table shows the equity in income (loss) of investees of the Company and its consolidated VIEs included in other income (expense):

	Three Months Ended June 30,
($ in thousands)	2023	2022
Equity in income (loss) of investees
Primary funds	$551	$1,265
Direct investment funds	3,483	(1,559)
Secondary funds	1,403	84
Customized separate accounts	3,379	(176)
Other equity method investments	3,182	493
Total equity in income (loss) of investees	$11,998	$107

Three months ended June 30, 2023 compared to three months ended June 30, 2022
Other income increased $7.7 million to $12.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to an increase in equity in income of investees, partially offset by a decrease in non-operating income.
Equity in income of investees increased $11.9 million to $12.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. This was due primarily to the gains from increases in public market valuations during the period.
Non-operating income decreased $4.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, due primarily to the recognition of gains on investments in the prior period that did not recur in the current period.

Income Tax Expense
Our effective tax rate was 24.2% and 17.0% for the three months ended June 30, 2023 and 2022, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rate for the three months ended June 30, 2023 was higher than the effective tax rate for the three months ended June 30, 2022 primarily due to a higher valuation allowance against deferred tax assets not expected to be realized.
Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended June 30,			Three Months Ended June 30,
($ in millions)	2023			2022
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$34,684	$22,662	$57,346	$30,938	$18,193	$49,131
Contributions (1)	1,792	1,258	3,050	1,902	1,435	3,337
Distributions (2)	(636)	(172)	(808)	(1,142)	(179)	(1,321)
Foreign exchange, market value and other (3)	10	67	77	51	(77)	(26)
Balance, end of period	$35,850	$23,815	$59,665	$31,749	$19,372	$51,121

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
Three months ended June 30, 2023
Fee-earning AUM increased $2.3 billion to $59.7 billion during the three months ended June 30, 2023, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.2 billion, or 3%, to $35.9 billion for the three months ended June 30, 2023. Customized separate accounts contributions were $1.8 billion for the three months ended June 30, 2023, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $0.6 billion for the three months ended June 30, 2023 due primarily to $0.3 billion from accounts moving from a committed to net invested capital fee base, $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.1 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $1.2 billion, or 5%, to $23.8 billion for the three months ended June 30, 2023. Specialized fund contributions were $1.3 billion for the three months ended June 30, 2023, due primarily to $0.5 billion from each of our latest secondary and evergreen funds.

Distributions were $0.2 billion for the three months ended June 30, 2023, due primarily to returns of capital in funds earning fees on a net invested capital or NAV fee base.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
($ in thousands)	2023	2022
Net income attributable to Hamilton Lane Incorporated	$30,998	$33,484
Income attributable to non-controlling interests in general partnerships	1	308
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,133	20,168
Income attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	2,166
Income attributable to non-controlling interests in consolidated funds	1,212	—
Incentive fees	(19,630)	(49,563)
Incentive fee related compensation (1)	9,324	23,541
Consolidated VIE related general, administrative and other expenses	233	276
Revenue related to consolidated funds	147	—
Non-operating income related compensation	59	—
Interest income	(2,677)	(168)
Interest expense	2,896	1,495
Income tax expense	16,400	11,488
Equity in income of investees	(11,998)	(107)
Non-operating income	(1,026)	(6,309)
Fee Related Earnings	$45,072	$36,779
Depreciation and amortization	1,873	1,764
Equity-based compensation	2,846	1,897
Incentive fees	19,630	49,563
Incentive fees attributable to non-controlling interests	—	(3)
Incentive fee related compensation (1)	(9,324)	(23,541)
Non-operating income related compensation	(59)	—
Interest income	937	168
Adjusted EBITDA	$60,975	$66,627
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable non-controlling interest. Adjusted shares outstanding for the three months ended June 30, 2023 and 2022 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands, except share and per-share amounts)	2023	2022
Net income attributable to Hamilton Lane Incorporated	$30,998	$33,484
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,133	20,168
Income tax expense	16,400	11,488
Adjusted pre-tax net income	66,531	65,140
Adjusted income taxes (1)	(15,701)	(15,568)
Adjusted net income	$50,830	$49,572

Adjusted shares outstanding	53,855,751	53,706,941

Non-GAAP earnings per share	$0.94	$0.92

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.6% and 23.9% for the three month periods ended June 30, 2023 and 2022, respectively, applied to adjusted pre-tax net income. The 23.6% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.6%. The 23.9% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.9%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through March 31, 2023 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•the performance of particular funds also will be affected by risks of the industries and businesses in which they invest; and
•we may create new funds that reflect a different asset mix and new investment strategies, as well as a varied geographic and industry exposure, compared to our historical funds, and any such new funds could have different returns than our previous funds.

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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.7	1.6	11.7%	8.9%	77 bps	(162) bps	413 bps	168 bps
PEF VII	2010	262	288	1.6	1.6	12.6%	8.6%	(114) bps	(484) bps	280 bps	(95) bps
PEF VIII	2012	427	426	1.5	1.5	10.0%	7.5%	(242) bps	(478) bps	81 bps	(157) bps
PEF IX	2015	517	513	1.9	1.9	19.9%	17.8%	680 bps	490 bps	987 bps	790 bps
PEF X	2018	278	237	1.5	1.5	19.6%	16.3%	965 bps	569 bps	1,211 bps	805 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63) bps	341 bps	157 bps
Secondary Fund II	2008	591	596	1.5	1.4	19.9%	13.5%	459 bps	(190) bps	876 bps	216 bps
Secondary Fund III	2012	909	839	1.4	1.4	13.6%	11.3%	33 bps	(222) bps	416 bps	165 bps
Secondary Fund IV	2016	1,916	2,058	1.7	1.6	18.2%	19.0%	507 bps	528 bps	817 bps	847 bps
Secondary Fund V	2019	3,929	3,662	1.4	1.4	27.4%	27.2%	2,278 bps	2,329 bps	2,477 bps	2,530 bps
Secondary Fund VI	2022	1,959	460	1.3	2.1	>100%	>100%	15,643 bps	10,450 bps	15,612 bps	10,427 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(570) bps	(746) bps	(319) bps	(501) bps
Co-Investment Fund II	2008	1,195	1,157	2.1	1.8	17.9%	14.2%	570 bps	185 bps	951 bps	561 bps
Co-Investment Fund III	2014	1,243	1,292	1.9	1.6	16.4%	13.4%	260 bps	(41) bps	589 bps	283 bps
Co-Investment Fund IV	2018	1,698	1,485	2.1	1.9	26.9%	25.2%	1,426 bps	1,238 bps	1,694 bps	1,498 bps
Equity Opportunities Fund V	2021	2,069	1,377	1.2	1.1	14.2%	12.1%	1,561bps	1,517 bps	1,619 bps	1,563 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.2	1.2	9.8%	7.4%	391 bps	153 bps	519 bps	283 bps
Strat Opps 2017	2017	435	448	1.3	1.2	11.8%	9.3%	797 bps	538 bps	801 bps	559 bps
Strat Opps IV (Series 2018)	2018	889	865	1.3	1.2	10.0%	8.0%	673 bps	447 bps	704 bps	471 bps
Strat Opps V (Series 2019)	2019	762	708	1.2	1.2	11.4%	8.9%	945 bps	599 bps	736 bps	382 bps
Strat Opps VI (Series 2020)	2021	898	838	1.1	1.0	4.1%	3.3%	695 bps	497 bps	179 bps	47 bps
Strat Opps VII	2022	953	434	1.0	1.0	9.5%	9.4%	376 bps	221 bps	202 bps	200 bps
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2023. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of June 30, 2023 and March 31, 2023, our cash and cash equivalents were $100.3 million and $99.7 million, respectively.
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

Loan Agreements
We maintain a Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”), a 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement”) and a 2022 Multi-Draw Term Loan and Security Agreement (the “2022 Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement, Revolving Loan Agreement and 2020 Multi-Draw Term Loan Agreement, the “Loan Agreements”) with JPMorgan Chase & Co. (“JPMorgan”), as successor to First Republic Bank. In early May 2023, JPMorgan announced its purchase of First Republic Bank after that bank’s failure. The purchase included the Loan Agreements. The Loan Agreements are cross-collateralized and cross-defaulted and the aggregate principal amount of loans that may be outstanding under all of the Loan Agreements is subject to an aggregate cap of $325 million (the “Cap”).

The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.5% subject to a floor of 3.0%. As of June 30, 2023, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.

The Term Loan Agreement has a maturity date of January 1, 2030 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00% As of June 30, 2023, we had an outstanding balance of $99 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, subject to the Cap, through December 31, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of March 24, 2025. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of June 30, 2023, we did not have an outstanding balance under the Revolving Loan Agreement.

The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of June 30, 2023, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of June 30, 2023 and March 31, 2023, the principal amount of debt outstanding equaled $199 million and $214 million, respectively. We had $126 million in availability under the Loan Agreements as of June 30, 2023.
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
In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires 12 months after the date of the first acquisition under the authorization. We have not repurchased any shares of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available. Our board of directors periodically reviews the Stock Repurchase Program and most recently re-approved it in December 2022.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2023 and March 31, 2023, we were required to maintain approximately $4.8 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Cash Flows
Three Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,
($ in thousands)	2023	2022
Net cash provided by operating activities	$57,973	$60,952
Net cash used in investing activities	$(39,722)	$(56,453)
Net cash (used in) provided by financing activities	$(4,834)	$6,496
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the three months ended June 30, 2023 and 2022, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.

Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases contributions to and distributions from our funds. For the three months ended June 30, 2023 and 2022, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, net contributions to our funds and purchases of non-fund investments.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the three months ended June 30, 2023 and 2022, our net cash used in financing activities was driven primarily by dividends paid to stockholders, distributions to HLA members, and repayment of borrowings under our Revolving Loan Agreement. Additionally, the three months ended June 30, 2022 included borrowings under our Revolving Loan Agreement and Term Loan Agreement.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements discussed in our 2023 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2023 Form 10-K.

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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.
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

Interest Rate Risk
 As of June 30, 2023, we had $198.8 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 7.00% as of June 30, 2023. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 6.75% as of June 30, 2023.
Based on the floating rate component of our Loan Agreements payable as of June 30, 2023, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.0 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2023 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1–30, 2023	—	$—	—	$50,000,000
May 1–31, 2023	—	$—	—	$50,000,000
June 1–30, 2023	25	$71.76	—	$50,000,000
Total	25	$71.76	—	$50,000,000

(1) Represents shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under HLI’s Amended and Restated 2017 Equity Incentive Plan.

(2) On November 6, 2018, we announced that our board of directors authorized the Stock Repurchase Program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million. The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, so the full purchase authority remains available under this program, which expires 12 months after the date of the first acquisition under the authorization. Our board of directors most recently re-approved the Stock Repurchase Program in December 2022.
Item 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	3/10/17	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	10-K	3.2	6/27/17	001-38021
10.1	Amendment No. 3 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of May 24, 2023, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.4	5/25/23	001-38021
10.2	Confidential Separation Agreement and General Release, dated July 18, 2023, by and between Atul Varma and Hamilton Lane Advisors, L.L.C.	8-K	10.1	7/20/23	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

44

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of August 2023.

HAMILTON LANE INCORPORATED

By:	/s/ Atul Varma
Name: Atul Varma
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)