Form 10-Q
period 2023-09-30
Hamilton Lane INC
filed 2023-11-07
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 3, 2023, there were 38,600,076 shares of the registrant’s Class A common stock, par value $0.001, and 15,409,507 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (our “2023 Form 10-K”) and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2023	2023
Assets
Cash and cash equivalents	$128,098	$99,686
Restricted cash	4,965	4,804
Fees receivable	61,800	47,140
Prepaid expenses	6,534	9,817
Due from related parties	7,822	7,186
Furniture, fixtures and equipment, net	31,814	28,425
Lease right-of-use assets, net	64,543	62,327
Investments	558,268	530,921
Deferred income taxes	229,791	233,912
Other assets	40,460	46,784
Assets of consolidated variable interest entities:
Cash and cash equivalents	101,712	12,062
Investments	118,530	57,044
Other assets	4,319	435
Total assets	$1,358,656	$1,140,543
Liabilities and equity
Accounts payable	$3,542	$4,559
Accrued compensation and benefits	47,151	24,190
Accrued members’ distributions	12,338	15,723
Accrued dividend	16,784	15,049
Debt	197,346	213,533
Payable to related parties pursuant to tax receivable agreement	173,818	174,702
Lease liabilities	80,935	78,817
Other liabilities (includes $12,373 and $14,228 at fair value)	34,798	32,856
Liabilities of consolidated variable interest entities:
Other liabilities	10,376	6,922
Total liabilities	577,088	566,351

Commitments and contingencies (Note 15)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 38,608,284 and 38,611,919 issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	39	39
Class B common stock, $0.001 par value, 50,000,000 authorized; 15,409,507 issued and outstanding as of each of September 30, 2023 and March 31, 2023	15	15
Additional paid-in-capital	179,215	171,567
Retained earnings	283,251	243,823
Total Hamilton Lane Incorporated stockholders’ equity	462,520	415,444
Non-controlling interests in general partnerships	4,408	3,877
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	147,567	135,702
Non-controlling interests in consolidated funds	167,073	19,169
Total equity	781,568	574,192
Total liabilities and equity	$1,358,656	$1,140,543
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues
Management and advisory fees	$109,184	$92,880	$214,592	$178,826
Incentive fees	17,692	59,237	37,322	108,760
Consolidated variable interest entities related:
Incentive fees	—	1,265	—	1,305
Total revenues	126,876	153,382	251,914	288,891
Expenses
Compensation and benefits	45,930	60,364	90,032	112,558
General, administrative and other	24,994	22,836	50,755	43,350
Consolidated variable interest entities related:
General, administrative and other	355	356	588	632
Total expenses	71,279	83,556	141,375	156,540
Other income (expense)
Equity in income (loss) of investees	8,251	(7,518)	20,117	(8,143)
Interest expense	(2,743)	(2,114)	(5,632)	(3,609)
Interest income	1,099	1,107	2,036	1,276
Non-operating (loss) income	(1,215)	11,738	(982)	16,081
Consolidated variable interest entities related:
Equity in income (loss) of investees	288	(91)	419	641
Unrealized gain	2,241	280	3,034	2,246
Interest expense	—	—	(6)	—
Interest income	2,841	—	4,581	—
Total other income (expense)	10,762	3,402	23,567	8,492
Income before income taxes	66,359	73,228	134,106	140,843
Income tax expense	1,856	15,489	18,256	26,977
Net income	64,503	57,739	115,850	113,866
Less: Income attributable to non-controlling interests in general partnerships	87	43	88	351
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	18,654	22,012	37,790	42,180
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	803	—	2,970
Less: Income attributable to non-controlling interests in consolidated funds	3,768	—	4,980	—
Net income attributable to Hamilton Lane Incorporated	$41,994	$34,881	$72,992	$68,365

Basic earnings per share of Class A common stock	$1.11	$0.98	$1.94	$1.89
Diluted earnings per share of Class A common stock	$1.11	$0.97	$1.92	$1.88
Dividends declared per share of Class A common stock	$0.45	$0.40	$0.89	$0.80
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2023	$39	$15	$171,567	$243,823	$3,877	$135,702	$19,169	$574,192
Net income	—	—	—	72,992	88	37,790	4,980	115,850
Equity-based compensation	—	—	4,180	—	—	1,783	—	5,963
Repurchase of Class A shares for employee tax withholding	—	—	(76)	—	—	(32)	—	(108)
Dividends declared	—	—	—	(33,564)	—	—	—	(33,564)
Capital contributions from non-controlling interests, net	—	—	—	—	443	—	142,924	143,367
Member distributions	—	—	—	—	—	(25,214)	—	(25,214)
Employee Share Purchase Plan share issuance	—	—	758	—	—	324	—	1,082
Equity reallocation between controlling and non-controlling interests	—	—	2,786	—	—	(2,786)	—	—
Balance at September 30, 2023	$39	$15	$179,215	$283,251	$4,408	$147,567	$167,073	$781,568

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2022	$37	$16	$161,676	$185,149	$3,423	$111,185	$—	$461,486
Net income	—	—	—	68,365	351	42,180	—	110,896
Equity-based compensation	—	—	2,746	—	—	1,236	—	3,982
Repurchase of Class A shares for employee tax withholding	—	—	(64)	—	—	(29)	—	(93)
Dividends declared	—	—	—	(29,603)	—	—	—	(29,603)
Capital contributions to non-controlling interests, net	—	—	—	—	46	—	—	46
Member distributions	—	—	—	—	—	(25,707)	—	(25,707)
Employee Share Purchase Plan share issuance	1	—	689	—	—	311	—	1,001
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	2,046	—	924	—	2,970
Equity reallocation between controlling and non-controlling interests	—	—	(284)	—	—	284	—	—
Balance at September 30, 2022	$38	$16	$164,763	$225,957	$3,820	$130,384	$—	$524,978

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at June 30, 2023	$39	$15	$176,673	$258,041	$4,004	$138,853	$64,075	$641,700
Net income	—	—	—	41,994	87	18,654	3,768	64,503
Equity-based compensation	—	—	2,185	—	—	933	—	3,118
Repurchase of Class A shares for employee tax withholding	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	(16,784)	—	—	—	(16,784)
Capital contributions to non-controlling interests, net	—	—	—	—	317	—	99,230	99,547
Member distributions	—	—	—	—	—	(11,048)	—	(11,048)
Employee Share Purchase Plan share issuance	—	—	373	—	—	159	—	532
Equity reallocation between controlling and non-controlling interests	—	—	(16)	—	—	16	—	—
Balance at September 30, 2023	$39	$15	$179,215	$283,251	$4,408	$147,567	$167,073	$781,568

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at June 30, 2022	$37	$16	$163,129	$205,325	$3,632	$118,835	$—	$490,974
Net income	—	—	—	34,881	43	22,012	—	56,936
Equity-based compensation	—	—	1,439	—	—	646	—	2,085
Repurchase of Class A shares for employee tax withholding	—	—	(64)	—	—	(29)	—	(93)
Dividends declared	—	—	—	(14,803)	—	—	—	(14,803)
Capital contribution to non-controlling interests, net	—	—	—	—	145	—	—	145
Member distributions	—	—	—	—	—	(11,586)	—	(11,586)
Employee Share Purchase Plan share issuance	1	—	356	—	—	160	—	517
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	554	—	249	—	803
Equity reallocation between controlling and non-controlling interests	—	—	(97)	—	—	97	—	—
Balance at September 30, 2022	$38	$16	$164,763	$225,957	$3,820	$130,384	$—	$524,978

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2023	2022
Operating activities:
Net income	$115,850	$113,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,736	3,577
Change in deferred income taxes	4,121	7,839
Change in payable to related parties pursuant to tax receivable agreement	(884)	(934)
Equity-based compensation	5,963	3,982
Equity in (income) loss of investees	(20,117)	8,143
Net realized loss (gain) on sale of investments	288	(9,783)
Fair value adjustment of other investments	445	(5,352)
Proceeds received from partnerships	12,998	8,503
Non-cash lease expense	3,999	2,903
Other	231	40
Changes in operating assets and liabilities:
Fees receivable	(14,660)	4,373
Prepaid expenses	3,283	1,338
Due from related parties	(636)	(5,608)
Other assets	3,732	944
Accounts payable	(1,017)	(885)
Accrued compensation and benefits	22,961	44,093
Lease liability	(4,096)	(3,682)
Other liabilities	1,629	(14,209)
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	—	(2,246)
Net unrealized gain on investment	(1,406)	—
Equity in income of investees	(419)	(641)
Other assets and liabilities	(432)	(407)
Net cash provided by operating activities	135,569	155,854
Investing activities:
Purchase of furniture, fixtures and equipment	(6,276)	(2,490)
Cash paid for acquisition of business	—	(1,500)
Loans to investees	—	(535)
Purchase of investments	(6,352)	(27,236)
Proceeds from sale of investments	1,343	10,000
Distributions from investments	—	1,406
Proceeds from sale of intangible assets	1,739	—
Distributions received from Partnerships	6,001	9,240
Contributions to Partnerships	(23,632)	(49,553)
Consolidated variable interest entities related:
Purchase of investments	(57,832)	—
Net cash used in investing activities	(85,009)	(60,668)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2023	2022
Financing activities:
Borrowings of debt	—	25,000
Repayments of debt	(1,250)	(2,164)
Draw-down on revolver	10,000	25,000
Repayment of revolver	(25,000)	(25,000)
Repurchase of Class A shares for employee tax withholding	(108)	(93)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,082	1,001
Dividends paid	(31,829)	(27,747)
Members’ distributions paid	(28,599)	(42,072)
Consolidated variable interest entities related:
Contributions from non-controlling interests in general partnerships	472	355
Distributions to non-controlling interests in general partnerships	(29)	(309)
Contributions from non-controlling interests in consolidated funds	142,924	—
Net cash provided by (used in) financing activities	67,663	(46,029)
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	118,223	49,157
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at beginning of the period	116,552	76,197
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the period	$234,775	$125,354

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Balance Sheets:
	As of September 30,
	2023	2022
Cash and cash equivalents	$128,098	$121,764
Restricted cash	4,965	3,078
Cash and cash equivalents held at consolidated variable interest entities	101,712	512
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$234,775	$125,354
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of September 30, 2023 and March 31, 2023, HLI held approximately 70.1% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and advisory fees	2023	2022	2023	2022
Specialized funds	$62,386	$47,150	$120,102	$90,799
Customized separate accounts	32,040	29,383	63,759	57,758
Advisory	6,014	6,211	12,307	12,460
Reporting and other	6,261	6,133	11,819	12,450
Distribution management	1,254	771	2,467	1,267
Fund reimbursement revenue	1,229	3,232	4,138	4,092
Total management and advisory fees	$109,184	$92,880	$214,592	$178,826

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive fees	2023	2022	2023	2022
Specialized funds	$14,276	$51,929	$32,662	$94,137
Customized separate accounts	3,416	7,308	4,660	14,623
Consolidated variable interest entities related:
Specialized funds	—	1,265	—	1,305
Total incentive fees	$17,692	$60,502	$37,322	$110,065

4. Investments

Investments consist of the following:

	September 30,	March 31,
	2023	2023
Equity method investments in Partnerships	$363,531	$340,603
Other equity method investments	2,040	—
Fair value investments	17,175	21,586
Investments valued under the measurement alternative	175,522	168,732
Total Investments	$558,268	$530,921

Investments of consolidated variable interest entities (“VIEs”) consist of the following:

	September 30,	March 31,
	2023	2023
Equity method investments in Partnerships	$14,540	$12,292
Fair value investments	103,990	44,752
Total Investments of Consolidated VIEs	$118,530	$57,044

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

Fair value investments

The Company’s fair value investments represent a publicly traded security and investments in private equity funds, direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The amortized cost of the assets held as collateral was $6,320 and $7,429 as of September 30, 2023 and March 31, 2023, respectively. The direct credit investments were debt securities classified

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

as trading securities. Fair value investments are measured at fair value with unrealized holding gains and losses recorded in non-operating (loss) income in the Condensed Consolidated Statements of Income.

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

The Company recognized a loss on fair value investments held as collateral of $840 and $869 during the three and six months ended September 30, 2023, respectively, and a gain of $817 and $94 during the three and six months ended September 30, 2022, respectively, that are recorded in non-operating (loss) income. The Company recognized a gain on the secured financing liability of $840 and $869 during the three and six months ended September 30, 2023, respectively, and a loss of $817 and $94 during the three and six months ended September 30, 2022, respectively, that are recorded in non-operating (loss) income in the Condensed Consolidated Statements of Income.

Investments valued under the measurement alternative

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Carrying amount beginning of the period	$170,386	$183,023	$168,732	$156,100
Adjustments related to equity investments
Purchases	5,136	7,000	6,312	27,236
Sales / return of capital	—	—	(177)	—
Net unrealized gain[1]	—	—	1,177	6,687
Net realized loss	—	—	(522)	—
Carrying amount, end of period	$175,522	$190,023	$175,522	$190,023
(1) Net unrealized gain consists of fair value adjustments for observable price changes of identical or similar investments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s investments under the measurement alternative:

	September 30,	March 31,
	2023	2023
Cumulative gross unrealized gains	$70,235	$69,058
Cumulative gross unrealized losses	$(43,289)	$(43,289)

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

5. Fair Value Measurements

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2023
	Level 1	Level 2	Level 3	NAV(2)	Total
Financial assets:
Fair value investments	$4,802	$—	$12,373	$—	$17,175
Consolidated VIEs
Fair value investments	—	—	69,381	34,609	103,990
Total financial assets	$4,802	$—	$81,754	$34,609	$121,165

Financial liabilities:
Secured financing(1)	$—	$—	$12,373	$—	$12,373
Total financial liabilities	$—	$—	$12,373	$—	$12,373

	As of March 31, 2023
	Level 1	Level 2	Level 3	NAV(2)	Total
Financial assets:
Fair value investments	$7,358	$—	$14,228	$—	$21,586
Consolidated VIEs
Fair value investments	—	—	21,163	23,589	44,752
Total financial assets	$7,358	$—	$35,391	$23,589	$66,338

Financial liabilities:
Secured financing(1)	$—	$—	$14,228	$—	$14,228
Total financial liabilities	$—	$—	$14,228	$—	$14,228

(1) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheets.
(2) Investments are recorded at estimated fair value based upon the net asset value of the fund utilizing the practical expedient under Accounting Standards Codification 820, “Fair Value Measurement.” The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of June 30, 2023	$6,430	$785	$6,934	$14,149
Contributions	—	—	—	—
Distributions	(138)	(798)	—	(936)
Net gain (loss)	(553)	13	(300)	(840)
Balance as of September 30, 2023	$5,739	$—	$6,634	$12,373

Balance as of March 31, 2023	$6,664	$790	$6,774	$14,228
Contributions	—	—	—	—
Distributions	(188)	(798)	—	(986)
Net gain (loss)	(737)	8	(140)	(869)
Balance as of September 30, 2023	$5,739	$—	$6,634	$12,373

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of June 30, 2022	$6,404	$773	$5,754	$12,931
Contributions	22	—	—	22
Distributions	(690)	—	—	(690)
Net gain (loss)	516	(5)	306	817
Balance as of September 30, 2022	$6,252	$768	$6,060	$13,080

Balance as of March 31, 2022	$7,024	$774	$6,020	$13,818
Contributions	22	—	—	22
Distributions	(854)	—	—	(854)
Net gain (loss)	60	(6)	40	94
Balance as of September 30, 2022	$6,252	$768	$6,060	$13,080

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of investments held by our consolidated VIEs for which significant unobservable inputs (Level 3) were used in determining value:

Direct credit investments
Balance as of June 30, 2023	$54,625
Contributions	10,731
Distributions	(140)
Net income	412
Transfer in	3,753
Balance as of September 30, 2023	$69,381

Direct credit investments
Balance as of March 31, 2023	$21,163
Contributions	24,787
Distributions	(180)
Net income	494
Transfer in	23,117
Balance as of September 30, 2023	$69,381

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of financial assets were as follows, as of September 30, 2023:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$5,739	Adjusted net asset value	Selected market return	0.6%	-	1.5%	1.3%
Direct equity investments	$6,634	Market approach	EBITDA multiple	8.25x	-	14.50x	12.15x
		Market approach	Equity multiple	1.60x			1.60x
Investments of consolidated VIE:
Direct credit investments	$46,566	Discounted cash flow	Market yield	9.3%	-	11.8%	10.6%
Direct credit investments	$22,815	Recent precedent transactions

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

Nonconsolidated Variable Interest Entities

The Company holds variable interests in certain Partnerships that are VIEs, which are not consolidated, as it is determined that the Company is not the primary beneficiary based upon the Company’s equity interest percentage in each of the VIEs. Certain Partnerships are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause, by simple majority vote (i.e., do not have substantive “kick out” or “liquidation” rights). The Company’s involvement with such entities is in the form of direct equity interests in, and fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. As of September 30, 2023, the total remaining unfunded commitments from the Company’s general partner entities to the nonconsolidated VIEs was $153,890. Investor commitments are the primary source of financing for the nonconsolidated VIEs.

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

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these nonconsolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30,	March 31,
	2023	2023
Investments	$213,059	$199,858
Fees receivable	24,628	15,829
Due from related parties	2,326	1,960
Total VIE Assets	240,013	217,647
Less: Non-controlling interests	(1,600)	(1,665)
Maximum exposure to loss	$238,413	$215,982

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Debt

The Company’s debt consisted of the following:

	As of September 30, 2023			As of March 31, 2023
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$98,125	$97,750	7.25%	$99,375	$98,969	6.75%
2020 Multi-Draw Facility	100,000	99,596	3.50%	100,000	99,564	3.50%
Revolver	—	—		15,000	15,000	6.50%
Total Debt	$198,125	$197,346		$214,375	$213,533

The carrying value of the Company’s outstanding debt as of September 30, 2023 and March 31, 2023 approximated fair value except for the 2020 multi-draw facility, which had an estimated fair value of $84,286 and $88,136 as of September 30, 2023 and March 31, 2023, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

8. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2023:

	Class A Common Stock	Class B Common Stock
March 31, 2023	38,611,919	15,409,507
Forfeitures	(31,438)	—
Shares repurchased for employee tax withholdings	(3,105)	—
Awards granted	15,890	—
Shares issued pursuant to Employee Share Purchase Plan	15,018	—
September 30, 2023	38,608,284	15,409,507

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

9. Equity Based Compensation

Restricted Stock Awards

A summary of restricted stock activity for the six months ended September 30, 2023 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2023	377,668	$65.70
Granted	15,890	$88.19
Vested	(17,381)	$70.75
Forfeited	(11,872)	$66.52
September 30, 2023	364,305	$66.42

As of September 30, 2023, total unrecognized compensation expense related to restricted stock was $20,101.

Performance Awards

A summary of performance award activity for the six months ended September 30, 2023 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2023	528,282	$29.79
Granted	—	$—
Vested	—	$—
Forfeited	(19,566)	$29.79
September 30, 2023	508,716	$29.79

As of September 30, 2023, total estimated unrecognized expense related to the unvested performance awards was $12,000 and none of the performance awards have met their market price-based vesting condition.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

10. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Base compensation and benefits	$38,389	$43,168	$74,739	$81,075
Incentive fee compensation	4,423	15,111	9,330	27,501
Equity-based compensation	3,118	2,085	5,963	3,982
Total compensation and benefits	$45,930	$60,364	$90,032	$112,558

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

The Company’s effective tax rate was 2.8% and 13.6% for the three and six months ended September 30, 2023, respectively, and 21.2% and 19.2% for the three and six months ended September 30, 2022, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to the Company after the prior fiscal year end.

As of September 30, 2023, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$41,994			$34,881
Impact of changes in carrying amount of redeemable NCI	—			1,333
Basic EPS of Class A common stock	$41,994	37,718,210	$1.11	$36,214	37,009,309	$0.98
Adjustment to net income:
Assumed vesting of employee awards	44			17
Assumed conversion of Class B and Class C Units	17,824			15,825
Effect of dilutive securities:
Assumed vesting of employee awards		133,775			60,790
Assumed conversion of Class B and Class C Units		16,089,097			16,675,834
Diluted EPS of Class A common stock	$59,862	53,941,082	$1.11	$52,056	53,745,933	$0.97

	Six Months Ended September 30, 2023			Six Months Ended September 30, 2022
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$72,992			$68,365
Impact of changes in carrying amount of redeemable NCI	—			1,713
Basic EPS of Class A common stock	$72,992	37,713,038	$1.94	$70,078	37,000,150	$1.89
Adjustment to net income:
Assumed vesting of employee awards	53			9
Assumed conversion of Class B and Class C Units	30,177			31,007
Effect of dilutive securities:
Assumed vesting of employee awards		94,622			48,816
Assumed conversion of Class B and Class C Units		16,089,097			16,675,834
Diluted EPS of Class A common stock	$103,222	53,896,757	$1.92	$101,094	53,724,800	$1.88

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

The calculation of diluted earnings per share excludes 508,716 shares underlying performance awards for the three and six months ended September 30, 2023 as the market condition was not achieved as of September 30, 2023.
13. Related Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $83,717 and $164,020 for the three and six months ended September 30, 2023, respectively, and $67,334 and $128,044 for the three and six months ended September 30, 2022, respectively. The Company earned incentive fees from Partnerships of $16,602 and $35,227 for the three and six months ended September 30, 2023, respectively, and $59,714 and $108,893 for the three and six months ended September 30, 2022, respectively.

Fees receivable from the Partnerships were $43,503 and $31,684 as of September 30, 2023 and March 31, 2023, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

14. Supplemental Cash Flow

	Six Months Ended September 30,
	2023	2022
Establishment of lease liability in exchange for right of use asset	$4,666	$1,123
Non-cash investing activities:
Non-cash purchase of other equity method investment	$2,000	$—
Non-cash financing activities:
Dividends declared but not paid	$16,784	$14,803
Member distributions declared but not paid	$12,338	$10,754

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies and did not meet the Company’s criteria for revenue recognition in the amounts of $1,150,751 and $1,022,250, net of amounts attributable to non-controlling interests, at September 30, 2023 and March 31, 2023, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $287,688 and $255,562 as of September 30, 2023 and March 31, 2023, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $231,659 and $211,556 as of September 30, 2023 and March 31, 2023, respectively.

The Company has an unrealized net gain on its investments valued under the measurement alternative and a fair value investment of $30,029 as of September 30, 2023, of which up to 15% may be paid as a discretionary bonus as those gains are realized.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed funds as individual limited partners (“LP”). The employees also have an option to enter into a loan agreement with a third-party lender to fund committed capital. The loan is collateralized by the underlying LP interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of September 30, 2023, the total amount of outstanding loans under the EIP was $759, and the Company believes the risk of default by an employee to be remote.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$2,270	$2,046	$4,469	$4,104
Variable lease costs	$259	$434	$658	$671
Cash paid for amounts included in the measurement of operating lease liabilities	$2,244	$1,921	$4,332	$3,860

Weighted average remaining lease term (in years)			13.1	14.3
Weighted average discount rate			3.5%	3.2%

As of September 30, 2023, the maturities of operating lease liabilities were as follows:

Remainder of FY2024	$4,357
FY2025	8,559
FY2026	8,022
FY2027	7,644
FY2028	7,126
Thereafter	65,272
Total lease payments	100,980
Less: imputed interest	(20,045)
Total operating lease liabilities	$80,935

16. Subsequent Events

On November 7, 2023, the Company declared a quarterly dividend of $0.445 per share of Class A common stock to record holders at the close of business on December 15, 2023. The payment date will be January 5, 2024.

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
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $89.7 billion of our assets under management (“AUM”) as of September 30, 2023.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised $29.5 billion of our AUM as of September 30, 2023.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $734.8 billion of assets under advisement (“AUA”) as of September 30, 2023.

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
Other income (expense) of consolidated variable interest entities (“VIEs”) consists primarily of the share of earnings of investments of consolidated general partner entities, which are not wholly-owned by us, in our specialized funds and certain customized separate accounts in which they have a general partner commitment, interest income on our consolidated funds and interest income on investments held in trust, and changes in fair value of liabilities of our previously-sponsored special purpose acquisition company (“SPAC”).

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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2023 and 2022. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Revenues
Management and advisory fees	$109,184	$92,880	$214,592	$178,826
Incentive fees	17,692	59,237	37,322	108,760
Consolidated variable interest entities related:
Incentive fees	—	1,265	—	1,305
Total revenues	126,876	153,382	251,914	288,891
Expenses
Compensation and benefits	45,930	60,364	90,032	112,558
General, administrative and other	24,994	22,836	50,755	43,350
Consolidated variable interest entities related:
General, administrative and other	355	356	588	632
Total expenses	71,279	83,556	141,375	156,540
Other income (expense)
Equity in income (loss) of investees	8,251	(7,518)	20,117	(8,143)
Interest expense	(2,743)	(2,114)	(5,632)	(3,609)
Interest income	1,099	1,107	2,036	1,276
Non-operating (loss) income	(1,215)	11,738	(982)	16,081
Consolidated variable interest entities related:
Equity in income (loss) of investees	288	(91)	419	641
Unrealized gain	2,241	280	3,034	2,246
Interest expense	—	—	(6)	—
Interest income	2,841	—	4,581	—
Total other income (expense)	10,762	3,402	23,567	8,492
Income before income taxes	66,359	73,228	134,106	140,843
Income tax expense	1,856	15,489	18,256	26,977
Net income	64,503	57,739	115,850	113,866
Less: Income attributable to non-controlling interests in general partnerships	87	43	88	351
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	18,654	22,012	37,790	42,180
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	803	—	2,970
Less: Income attributable to non-controlling interests in consolidated funds	3,768	—	4,980	—
Net income attributable to Hamilton Lane Incorporated	$41,994	$34,881	$72,992	$68,365

Revenues
The following table shows total revenues of the Company and its consolidated VIEs:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Management and advisory fees
Specialized funds	$62,386	$47,150	$120,102	$90,799
Customized separate accounts	32,040	29,383	63,759	57,758
Advisory	6,014	6,211	12,307	12,460
Reporting and other	6,261	6,133	11,819	12,450
Distribution management	1,254	771	2,467	1,267
Fund reimbursement revenue	1,229	3,232	4,138	4,092
Total management and advisory fees	109,184	92,880	214,592	178,826
Incentive fees	17,692	60,502	37,322	110,065
Total revenues	$126,876	$153,382	$251,914	$288,891

Three months ended September 30, 2023 compared to three months ended September 30, 2022
Total revenues decreased $26.5 million, or 17%, to $126.9 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to a decrease in incentive fees, partially offset by an increase in management and advisory fees.
Management and advisory fees increased $16.3 million to $109.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Specialized funds revenue increased $15.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to a $9.6 million increase in revenue from our latest secondary fund and a $5.5 million increase in revenue from our evergreen funds, which added $2.0 billion and $1.8 billion, respectively, in fee-earning AUM between periods. Revenue from our latest secondary fund included $6.1 million in retroactive fees for the three months ended September 30, 2023. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $2.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity. Fund reimbursement revenue decreased by $2.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to the recognition of fund reimbursements from our latest secondary fund in the prior year period.
Incentive fees decreased $42.8 million to $17.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to decreases in incentive fees from our specialized funds.

Six months ended September 30, 2023 compared to six months ended September 30, 2022
Total revenues decreased $37.0 million, or 13%, to $251.9 million, for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due primarily to a decrease in incentive fees, partially offset by an increase in management and advisory fees.
Management and advisory fees increased $35.8 million to $214.6 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. Specialized funds revenue increased $29.3 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due primarily to a $17.5 million increase in revenue from our latest secondary fund and a $9.7 million increase in revenue from our evergreen funds, which added $2.0 billion and $1.8 billion, respectively, in fee-earning AUM between periods. Revenue from our latest secondary fund included $8.8 million in retroactive fees for the six months ended September 30, 2023. Customized separate accounts revenue increased $6.0 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity.
Incentive fees decreased $72.7 million, to $37.3 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due primarily to decreases in incentive fees from our specialized funds.

Expenses
Three months ended September 30, 2023 compared to three months ended September 30, 2022
Total expenses decreased $12.3 million, or 15%, to $71.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to a decrease in compensation and benefits expenses.
Compensation and benefits expenses decreased $14.4 million to $45.9 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to decreases in base compensation and benefits and incentive fee compensation. Base compensation and benefits decreased $4.8 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to a decrease in our bonus plan accrual related to the decrease in incentive fee revenue, partially offset by an increase in salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation decreased $10.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to the decrease in incentive fee revenue.
General, administrative and other expenses increased $2.2 million to $25.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This change consisted primarily of a $2.7 million increase in third-party commissions primarily attributed to the increase in gross subscriptions to our evergreen funds, partially offset by a $0.7 million decrease in consulting and professional fees.

Six months ended September 30, 2023 compared to six months ended September 30, 2022
Total expenses decreased $15.2 million, or 10%, to $141.4 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due primarily to a decrease in compensation and benefits expenses.

Compensation and benefits expenses decreased $22.5 million to $90.0 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due primarily to decreases in base compensation and benefits and incentive fee compensation. Base compensation and benefits decreased $6.3 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due to a decrease in our bonus plan accrual related to the decrease in incentive fee revenue, partially offset by an increase in salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation decreased $18.2 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due to the decrease in incentive fee revenue.
General, administrative and other expenses increased $7.4 million to $51.3 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. This change consisted primarily of a $4.5 million increase in third-party commission primarily attributed to the increase in gross subscriptions to our evergreen funds, a $1.0 million increase in fund reimbursement expense attributed to the timing of newly created funds, and a $0.8 million increase in travel expense.

Other Income (Expense)
The following table shows the equity in income (loss) of investees of the Company and its consolidated VIEs included in other income (expense):

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Equity in income (loss) of investees
Primary funds	$823	$(938)	$1,374	$328
Direct investment funds	2,475	(3,633)	5,958	(5,192)
Secondary funds	1,214	(863)	2,616	(780)
Customized separate accounts	2,551	(1,976)	5,930	(2,152)
Other equity method investments	1,476	(199)	4,658	294
Total equity in income (loss) of investees	$8,539	$(7,609)	$20,536	$(7,502)

Three months ended September 30, 2023 compared to three months ended September 30, 2022
Other income increased $7.5 million, to $10.8 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to an increase in equity in income (loss) of investees and other income attributed to the consolidated VIEs, partially offset by a decrease in non-operating income (loss).
Equity in income (loss) of investees increased $16.1 million to an $8.5 million gain for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. This was due primarily to the gains of public market valuations during the period.
Non-operating income (loss) decreased $13.0 million to a $1.2 million loss for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due primarily to a $1.2 million unrealized loss on a technology investment during the quarter ended September 30, 2023 compared to a $1.0 million unrealized gain on a technology investment and a $9.8 million gain on the sale of our investment in a joint venture during the quarter ended September 30, 2022.

Other consolidated VIE related amounts increased $4.8 million to $5.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, due to $2.8 million of interest income and $2.2 million of unrealized gains related to our consolidated funds during the three months ended September 30, 2023.

Six months ended September 30, 2023 compared to six months ended September 30, 2022
Other income increased $15.1 million, to $23.6 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due primarily to an increase in equity in income of investees and other income related to our consolidated VIEs, partially offset by a decrease in non-operating income (loss).
Equity in income (loss) of investees increased $28.0 million to a $20.5 million gain for the six months ended September 30, 2023 compared to the six months ended September 30, 2022. This was due primarily to the gains from increases in public market valuations during the period.
Non-operating income (loss) decreased $17.1 million to a loss of $1.0 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due primarily to the recognition of a realized gain of $9.8 million on the sale of our interest in a joint venture and $6.7 million of unrealized gains on a technology investment during the six months ended September 30, 2022.
Other consolidated VIE related amounts increased $5.4 million to $7.6 million for the six months ended September 30, 2023 compared to the six months ended September 30, 2022, due primarily to $4.6 million of interest income and $3.0 million of unrealized gains related to our consolidated funds during the six months ended September 30, 2023.

Income Tax Expense
Our effective tax rate was 2.8% and 21.2% for the three months ended September 30, 2023 and 2022, respectively, and 13.6% and 19.2% for the six months ended September 30, 2023 and 2022, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, change in valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rate for the three and six months ended September 30, 2023 was lower than the effective tax rate for the three and six months ended September 30, 2022 primarily due to a reduction in valuation allowance against deferred tax assets and discrete tax adjustment to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to the Company after the prior fiscal year end.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended September 30,			Six Months Ended September 30,
($ in millions)	2023			2023
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$35,850	$23,815	$59,665	$34,684	$22,662	$57,346
Contributions (1)	1,258	1,614	2,872	3,050	2,872	5,922
Distributions (2)	(921)	(297)	(1,218)	(1,557)	(469)	(2,026)
Foreign exchange, market value and other (3)	47	55	102	57	122	179
Balance, end of period	$36,234	$25,187	$61,421	$36,234	$25,187	$61,421

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
Three months ended September 30, 2023
Fee-earning AUM increased $1.8 billion to $61.4 billion during the three months ended September 30, 2023, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.4 billion, or 1%, to $36.2 billion for the three months ended September 30, 2023. Customized separate accounts contributions were $1.3 billion for the three months ended September 30, 2023, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $0.9 billion for the three months ended September 30, 2023, due primarily to $0.5 billion from accounts moving from a committed to net invested capital fee base, $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.2 billion from accounts reaching the end of their fund term.

Specialized funds fee-earning AUM increased $1.4 billion, or 6%, to $25.2 billion for the three months ended September 30, 2023. Specialized fund contributions were $1.6 billion for the three months ended September 30, 2023, due primarily to $0.6 billion from our latest secondary fund and $0.7 billion from our evergreen funds. Distributions were $0.3 billion for the three months ended September 30, 2023, due primarily to returns of capital in funds earning fees on a net invested capital or NAV fee base.
Six Months Ended September 30, 2023
Fee-earning AUM increased $4.1 billion to $61.4 billion during the six months ended September 30, 2023, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.6 billion, or 4%, to $36.2 billion for the six months ended September 30, 2023. Customized separate accounts contributions were $3.1 billion for the six months ended September 30, 2023, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $1.6 billion for the six months ended September 30, 2023, due primarily to $0.8 billion from accounts moving from a committed to net invested capital fee base, $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.4 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $2.5 billion, or 11%, to $25.2 billion for the six months ended September 30, 2023. Specialized fund contributions were $2.9 billion for the six months ended September 30, 2023, due primarily to $1.2 billion from our evergreen funds and $1.1 billion from our latest secondary fund. Distributions were $0.5 billion for the six months ended September 30, 2023 due to $0.4 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.1 billion from accounts moving from a committed to net invested capital fee base.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
($ in thousands)	2023	2022	2023	2022
Net income attributable to Hamilton Lane Incorporated	$41,994	$34,881	$72,992	$68,365
Income attributable to non-controlling interests in general partnerships	87	43	88	351
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	18,654	22,012	37,790	42,180
Income attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	803	—	2,970
Income attributable to non-controlling interests in consolidated funds	3,768	—	4,980	—
Incentive fees	(17,692)	(60,502)	(37,322)	(110,065)
Incentive fee related compensation (1)	8,404	28,712	17,728	52,253
Consolidated VIE related general, administrative and other expenses	333	292	566	568
Revenue related to consolidated funds	247	—	394	—
Non-operating income related compensation	—	1,467	59	1,467
Interest income	(3,940)	(1,107)	(6,617)	(1,276)
Interest expense	2,743	2,114	5,638	3,609
Income tax expense	1,856	15,489	18,256	26,977
Equity in (income) loss of investees	(8,539)	7,609	(20,536)	7,502
Non-operating income	(1,026)	(12,018)	(2,052)	(18,327)
Fee Related Earnings	$46,889	$39,795	$91,964	$76,574
Depreciation and amortization	1,863	1,813	3,736	3,577
Equity-based compensation	3,118	2,085	5,963	3,982
Incentive fees	17,692	60,502	37,322	110,065
Incentive fees attributable to non-controlling interests	—	(55)	—	(58)
Incentive fee related compensation (1)	(8,404)	(28,712)	(17,728)	(52,253)
Non-operating income related compensation	—	(1,467)	(59)	(1,467)
Interest income	1,099	1,107	2,036	1,276
Adjusted EBITDA	$62,257	$75,068	$123,234	$141,696
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable non-controlling interest. Adjusted shares outstanding for the six months ended September 30, 2023 and 2022 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three and six months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per-share amounts)	2023	2022	2023	2022
Net income attributable to Hamilton Lane Incorporated	$41,994	$34,881	$72,992	$68,365
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	18,654	22,012	37,790	42,180
Income tax expense	1,856	15,489	18,256	26,977
Adjusted pre-tax net income	62,504	72,382	129,038	137,522
Adjusted income taxes (1)	(14,752)	(17,299)	(30,453)	(32,868)
Adjusted net income	$47,752	$55,083	$98,585	$104,654

Adjusted shares outstanding	53,941,082	53,745,933	53,896,757	53,724,800

Non-GAAP earnings per share	$0.89	$1.02	$1.83	$1.95

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.6% and 23.9% for the three and six month periods ended September 30, 2023 and 2022, respectively, applied to adjusted pre-tax net income. The 23.6% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.6%. The 23.9% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.9%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through June 30, 2023 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.7	1.6	11.7%	8.9%	71 bps	(168 bps)	407 bps	162 bps
PEF VII	2010	262	288	1.6	1.6	12.5%	8.6%	(138 bps)	(508 bps)	258 bps	(117 bps)
PEF VIII	2012	427	426	1.5	1.5	9.8%	7.4%	(305 bps)	(540 bps)	27 bps	(211 bps)
PEF IX	2015	517	513	1.9	1.9	19.6%	17.4%	579 bps	372 bps	899 bps	687 bps
PEF X	2018	278	242	1.5	1.4	19.1%	15.8%	710 bps	321 bps	1,000 bps	601 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	453 bps	(193 bps)	870 bps	213 bps
Secondary Fund III	2012	909	839	1.4	1.4	13.4%	11.1%	3 bps	(255 bps)	388 bps	135 bps
Secondary Fund IV	2016	1,917	2,060	1.7	1.6	17.9%	18.8%	404 bps	436 bps	729 bps	770 bps
Secondary Fund V	2019	3,929	3,678	1.5	1.5	25.4%	24.8%	1,728 bps	1,706 bps	1,994 bps	1,978 bps
Secondary Fund VI	2022	2,453	527	1.3	2.0	>100%	>100%	8,322 bps	9,801 bps	8,809 bps	9,991 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.3)%	(569 bps)	(746 bps)	(319 bps)	(501 bps)
Co-Investment Fund II	2008	1,195	1,157	2.1	1.8	17.9%	14.2%	564 bps	180 bps	946 bps	556 bps
Co-Investment Fund III	2014	1,243	1,292	1.9	1.6	16.1%	13.1%	203 bps	(98 bps)	539 bps	232 bps
Co-Investment Fund IV	2018	1,698	1,489	2.2	2.0	26.3%	24.4%	1,248 bps	1,039 bps	1,542 bps	1,327 bps
Equity Opportunities Fund V	2021	2,069	1,475	1.2	1.2	14.8%	13.4%	973 bps	929 bps	1,156 bps	1,109 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.2	1.2	9.9%	7.5%	402 bps	163 bps	524 bps	288 bps
Strat Opps 2017	2017	435	448	1.3	1.3	12.2%	9.8%	832 bps	574 bps	823 bps	582 bps
Strat Opps IV (Series 2018)	2018	889	865	1.2	1.2	9.2%	7.2%	583 bps	354 bps	602 bps	364 bps
Strat Opps V (Series 2019)	2019	762	709	1.2	1.2	12.0%	9.4%	970 bps	627 bps	740 bps	388 bps
Strat Opps VI (Series 2020)	2021	898	841	1.1	1.1	5.6%	4.6%	703 bps	496 bps	185 bps	35 bps
Strat Opps VII	2022	953	567	1.1	1.0	12.9%	12.7%	619 bps	490 bps	313 bps	260 bps
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2023. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of September 30, 2023 and March 31, 2023, our cash and cash equivalents were $128.1 million and $99.7 million, respectively.
Our material sources of cash from our operations include: (1) management and advisory fees, which are collected monthly or quarterly; (2) incentive fees, which are volatile and largely unpredictable as to amount and timing; and (3) fund distributions related to investments in our specialized funds and certain customized separate accounts that we manage. We use cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, capital expenditures and distributions to our owners and to fund commitments to certain of our specialized funds and customized separate accounts. If cash flows from operations were insufficient to fund distributions to our owners, we expect that we would suspend paying such distributions.

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

The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00%. As of September 30, 2023, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.

The Term Loan Agreement has a maturity date of January 1, 2030 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of September 30, 2023, we had an outstanding balance of $98 million under the Term Loan Agreement. We are entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, subject to the Cap, through December 31, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of March 24, 2025. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of September 30, 2023, we did not have an outstanding balance under the Revolving Loan Agreement.

The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of September 30, 2023, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of September 30, 2023 and March 31, 2023, the principal amount of debt outstanding equaled $198 million and $214 million, respectively. We had $127 million in availability under the Loan Agreements as of September 30, 2023.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2023 and March 31, 2023, we were required to maintain $5.0 million and $4.8 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Cash Flows
Six Months Ended September 30, 2023 and 2022

	Six Months Ended September 30,
($ in thousands)	2023	2022
Net cash provided by operating activities	$135,569	$155,854
Net cash used in investing activities	$(85,009)	$(60,668)
Net cash provided by (used in) financing activities	$67,663	$(46,029)
Operating Activities
Cash flows from our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the six months ended September 30, 2023 and 2022, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.

Investing Activities
Cash flows from our investing activities generally reflect cash used for acquisitions, fixed asset purchases contributions to and distributions from our funds. For the six months ended September 30, 2023 and 2022, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, net contributions to our funds and purchases of non-fund investments. Additionally, during the six months ended September 30, 2023, our consolidated funds purchased investments.
Financing Activities
Cash flows from our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the six months ended September 30, 2023 and 2022, our net cash provided by (used in) financing activities was driven primarily by dividends paid to stockholders, distributions to HLA members, and repayment of borrowings under our Revolving Loan Agreement. Additionally, the six months ended September 30, 2023 included contributions from non-controlling interests in consolidated funds, and the six months ended September 30, 2022 included borrowings under our Term Loan Agreement.
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

Interest Rate Risk
 As of September 30, 2023, we had $198.1 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 7.25% as of September 30, 2023.
Based on the floating rate component of our Loan Agreements payable as of September 30, 2023, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.0 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1–31, 2023	—	$—	—	$50,000,000
August 1–31, 2023	—	$—	—	$50,000,000
September 1–30, 2023	3,080	$91.94	—	$50,000,000
Total	3,080	$91.94	—	$50,000,000

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

Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
Amended and Restated Bylaws
On September 7, 2023, the Company’s Board of Directors (the “Board”) approved the Amended and Restated Bylaws of the Company (the “A&R Bylaws”), effective the same day, to account for the SEC’s recent adoption of universal proxy rules, recent changes to the Delaware General Corporation Law and the Board’s periodic review of the Bylaws.
The A&R Bylaws include certain changes to the procedures by which stockholders may recommend nominees to the Board, among other updates, including to: (i) require that any stockholder directly or indirectly soliciting proxies from other stockholders use a proxy card that is a color other than white; (ii) require that a stockholder seeking to nominate director(s) at a meeting deliver to the Company a written certification that it has met or will meet all applicable requirements of Rule 14a-19 under the Exchange Act; (iii) require that such nominating stockholder deliver reasonable evidence of compliance with Rule 14a-19 at least five business days before the meeting if requested by the Company; (iv) require that the Company disregard any nomination where the stockholder has failed to comply with the requirements of Rule 14a-19; and (v) remove the requirement that a list of stockholders remain available for inspection during annual meetings of stockholders.
This description of the amendments to the A&R Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the A&R Bylaws, a copy of which has been filed with the SEC and is incorporated by reference as Exhibit 3.2 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
10.1	Confidential Separation Agreement and General Release, dated July 18, 2023, by and between Atul Varma and Hamilton Lane Advisors, L.L.C.	8-K	10.1	7/20/23	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) certain information under Part II, Item 5, “Other Information.”
						X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of November 2023.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)