Form 10-Q
period 2023-12-31
Hamilton Lane INC
filed 2024-02-06
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 2, 2024, there were 38,596,292 shares of the registrant’s Class A common stock, par value $0.001, and 15,409,507 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31,	March 31,
	2023	2023
Assets
Cash and cash equivalents	$164,450	$99,686
Restricted cash	4,985	4,804
Fees receivable	67,751	47,140
Prepaid expenses	9,418	9,817
Due from related parties	9,969	7,186
Furniture, fixtures and equipment, net	33,389	28,425
Lease right-of-use assets, net	63,432	62,327
Investments	587,771	530,921
Deferred income taxes	225,922	233,912
Other assets	25,830	46,784
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	12,062
Investments	15,855	57,044
Other assets	52	435
Total assets	$1,208,824	$1,140,543
Liabilities and equity
Accounts payable	$3,313	$4,559
Accrued compensation and benefits	58,048	24,190
Accrued members’ distributions	21,216	15,723
Accrued dividend	16,793	15,049
Debt	196,752	213,533
Payable to related parties pursuant to tax receivable agreement	173,818	174,702
Lease liabilities	80,373	78,817
Other liabilities (includes $13,123 and $14,228 at fair value)	34,403	32,856
Liabilities of consolidated variable interest entities:
Other liabilities	2	6,922
Total liabilities	584,718	566,351

Commitments and contingencies (Note 15)

Preferred stock, $0.001 par value, 10,000,000 authorized, none issued	—	—
Class A common stock, $0.001 par value, 300,000,000 authorized; 38,604,787 and 38,611,919 issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	39	39
Class B common stock, $0.001 par value, 50,000,000 authorized; 15,409,507 issued and outstanding as of each of December 31, 2023 and March 31, 2023	15	15
Additional paid-in-capital	181,929	171,567
Retained earnings	285,964	243,823
Total Hamilton Lane Incorporated stockholders’ equity	467,947	415,444
Non-controlling interests in general partnerships	4,772	3,877
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	151,387	135,702
Non-controlling interests in consolidated funds	—	19,169
Total equity	624,106	574,192
Total liabilities and equity	$1,208,824	$1,140,543
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues
Management and advisory fees	$113,641	$97,355	$328,232	$276,182
Incentive fees	11,623	24,075	48,945	132,835
Consolidated variable interest entities related:
Incentive fees	—	5,644	—	6,948
Total revenues	125,264	127,074	377,177	415,965
Expenses
Compensation and benefits	49,706	45,676	139,738	158,235
General, administrative and other	24,152	22,717	74,908	66,066
Consolidated variable interest entities related:
General, administrative and other	12	309	600	941
Total expenses	73,870	68,702	215,246	225,242
Other income (expense)
Equity in (loss) income of investees	(46)	650	20,071	(7,493)
Interest expense	(2,748)	(2,419)	(8,381)	(6,027)
Interest income	1,500	442	3,536	839
Non-operating loss	(8)	(27,960)	(989)	(11,878)
Consolidated variable interest entities related:
Equity in income of investees	240	389	660	1,030
Unrealized gain	—	2,087	3,034	4,333
Interest expense	—	—	(6)	—
Interest income	—	2,111	4,581	2,989
Total other income (expense)	(1,062)	(24,700)	22,506	(16,207)
Income before income taxes	50,332	33,672	184,437	174,516
Income tax expense	15,800	11,788	34,055	38,766
Net income	34,532	21,884	150,382	135,750
Less: Income attributable to non-controlling interests in general partnerships	82	422	171	773
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,944	9,146	52,733	51,326
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	2,647	—	5,617
Less: Income attributable to non-controlling interests in consolidated funds	—	—	4,980	—
Net income attributable to Hamilton Lane Incorporated	$19,506	$9,669	$92,498	$78,034

Basic earnings per share of Class A common stock	$0.52	$0.32	$2.45	$2.21
Diluted earnings per share of Class A common stock	$0.51	$0.31	$2.43	$2.19
Dividends declared per share of Class A common stock	$0.45	$0.40	$1.34	$1.20
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2023	$39	$15	$171,567	$243,823	$3,877	$135,702	$19,169	$574,192
Net income	—	—	—	92,498	171	52,733	4,980	150,382
Equity-based compensation	—	—	6,468	—	—	2,759	—	9,227
Repurchase of Class A shares for employee tax withholding	—	—	(189)	—	—	(80)	—	(269)
Dividends declared	—	—	—	(50,357)	—	—	—	(50,357)
Capital contributions from non-controlling interests, net	—	—	—	—	724	—	142,924	143,648
Member distributions	—	—	—	—	—	(37,310)	—	(37,310)
Employee Share Purchase Plan share issuance	—	—	1,167	—	—	499	—	1,666
Deconsolidation of consolidated fund	—	—	—	—	—	—	(167,073)	(167,073)
Equity reallocation between controlling and non-controlling interests	—	—	2,916	—	—	(2,916)	—	—
Balance at December 31, 2023	$39	$15	$181,929	$285,964	$4,772	$151,387	$—	$624,106

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2022	$37	$16	$161,676	$185,149	$3,423	$111,185	$—	$461,486
Net income	—	—	—	78,034	773	51,326	—	130,133
Equity-based compensation	—	—	4,702	—	—	2,114	—	6,816
Repurchase of Class A shares for employee tax withholding	—	—	(112)	—	—	(50)	—	(162)
Dividends declared	—	—	—	(44,413)	—	—	—	(44,413)
Capital distributions to non-controlling interests, net	—	—	—	—	(543)	—	—	(543)
Member distributions	—	—	—	—	—	(37,871)	—	(37,871)
Employee Share Purchase Plan share issuance	1	—	993	—	—	447	—	1,441
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	9,016	—	4,055	—	13,071
Equity reallocation between controlling and non-controlling interests	—	—	(438)	—	—	438	—	—
Balance at December 31, 2022	$38	$16	$166,821	$227,786	$3,653	$131,644	$—	$529,958

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at September 30, 2023	$39	$15	$179,215	$283,251	$4,408	$147,567	$167,073	$781,568
Net income	—	—	—	19,506	82	14,944	—	34,532
Equity-based compensation	—	—	2,287	—	—	977	—	3,264
Repurchase of Class A shares for employee tax withholding	—	—	(113)	—	—	(48)	—	(161)
Dividends declared	—	—	—	(16,793)	—	—	—	(16,793)
Capital contributions to non-controlling interests, net	—	—	—	—	282	—	—	282
Member distributions	—	—	—	—	—	(12,098)	—	(12,098)
Employee Share Purchase Plan share issuance	—	—	410	—	—	175	—	585
Deconsolidation of consolidated fund	—	—	—	—	—	—	(167,073)	(167,073)
Equity reallocation between controlling and non-controlling interests	—	—	130	—	—	(130)	—	—
Balance at December 31, 2023	$39	$15	$181,929	$285,964	$4,772	$151,387	$—	$624,106

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at September 30, 2022	$38	$16	$164,763	$225,957	$3,820	$130,384	$—	$524,978
Net income	—	—	—	9,669	422	9,146	—	19,237
Equity-based compensation	—	—	1,956	—	—	879	—	2,835
Repurchase of Class A shares for employee tax withholding	—	—	(48)	—	—	(22)	—	(70)
Dividends declared	—	—	—	(14,810)	—	—	—	(14,810)
Capital distribution to non-controlling interests, net	—	—	—	—	(589)	—	—	(589)
Member distributions	—	—	—	—	—	(12,164)	—	(12,164)
Employee Share Purchase Plan share issuance	—	—	303	—	—	136	—	439
Equity reallocation between controlling and non-controlling interests	—	—	(153)	—	—	153	—	—
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	6,970	—	3,132	—	10,102
Balance at December 31, 2022	$38	$16	$166,821	$227,786	$3,653	$131,644	$—	$529,958

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2023	2022
Operating activities:
Net income	$150,382	$135,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,774	5,600
Change in deferred income taxes	7,990	14,892
Change in payable to related parties pursuant to tax receivable agreement	(884)	(1,105)
Equity-based compensation	9,227	6,816
Equity in (income) loss of investees	(20,071)	7,493
Net realized loss (gain) on sale of investments	288	(9,783)
Fair value adjustment of other investments	45	(18,578)
Proceeds received from partnerships	22,160	11,877
Non-cash lease expense	6,796	5,370
Gain on sale of intangible asset	—	2,771
Impairment of other investment	—	43,289
Other	511	(2,864)
Changes in operating assets and liabilities:
Fees receivable	(20,611)	(205)
Prepaid expenses	399	(220)
Due from related parties	(2,346)	(5,911)
Other assets	17,114	(5,309)
Accounts payable	(1,246)	(782)
Accrued compensation and benefits	33,858	45,644
Lease liability	(6,345)	(5,581)
Other liabilities	319	(11,548)
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	—	(2,883)
Cash relinquished with deconsolidation of fund	(101,712)	—
Net unrealized gain on investment	(1,406)	—
Equity in income of investees	(660)	(1,030)
Other assets and liabilities	(442)	(332)
Net cash provided by operating activities	99,140	213,371
Investing activities:
Purchase of furniture, fixtures and equipment	(9,463)	(3,261)
Cash paid for acquisition of business	—	(1,500)
Loans to investees	—	(2,535)
Purchase of investments	(6,352)	(34,125)
Proceeds from sale of investments	1,343	10,000
Distributions from investments	—	1,406
Proceeds from sale of intangible assets	2,562	—
Distributions received from Partnerships	10,730	15,990
Contributions to Partnerships	(34,985)	(63,364)
Consolidated variable interest entities related:
(Purchase) Sale of investments	(57,832)	278,954
Net cash (used in) provided by investing activities	(93,997)	201,565

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2023	2022
Financing activities:
Borrowings of debt	—	31,682
Repayments of debt	(1,875)	(3,873)
Draw-down on revolver	10,000	25,000
Repayment of revolver	(25,000)	(25,000)
Repurchase of Class A shares for employee tax withholding	(269)	(162)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,666	1,441
Dividends paid	(48,613)	(42,550)
Members’ distributions paid	(31,817)	(45,828)
Consolidated variable interest entities related:
Contributions from non-controlling interests in general partnerships	769	687
Distributions to non-controlling interests in general partnerships	(45)	(1,230)
Redemption of Class A common shares of Hamilton Lane Alliance Holdings I, Inc.	—	(278,205)
Contributions from non-controlling interests in consolidated funds	142,924	—
Net cash provided by (used in) financing activities	47,740	(338,038)
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	52,883	76,898
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at beginning of the period	116,552	76,197
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the period	$169,435	$153,095

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Balance Sheets:
	As of December 31,
	2023	2022
Cash and cash equivalents	$164,450	$146,070
Restricted cash	4,985	3,116
Cash and cash equivalents held at consolidated variable interest entities	—	3,909
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$169,435	$153,095
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of December 31, 2023 and March 31, 2023, HLI held approximately 70.1% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the year ending March 31, 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023.

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

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU incorporate 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification (“ASC”). The amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the new requirements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU enhances segment disclosures primarily around significant segment expenses for both interim and annual periods. The amendments in this ASU are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years after December 15, 2024. Early adoption is permitted. The Company is currently assessing the impact of the new requirements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is evaluating the impact of adopting this ASU.

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and advisory fees	2023	2022	2023	2022
Specialized funds	$64,871	$53,299	$184,972	$144,099
Customized separate accounts	32,943	29,571	96,702	87,329
Advisory	6,085	6,613	18,392	19,073
Reporting and other	6,479	6,720	18,298	19,170
Distribution management	1,512	596	3,979	1,863
Fund reimbursement revenue	1,751	556	5,889	4,648
Total management and advisory fees	$113,641	$97,355	$328,232	$276,182

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive fees	2023	2022	2023	2022
Specialized funds	$10,542	$8,679	$43,204	$102,815
Customized separate accounts	1,081	15,396	5,741	30,020
Consolidated variable interest entities related:
Specialized funds	—	5,644	—	6,948
Total incentive fees	$11,623	$29,719	$48,945	$139,783

4. Investments

Investments consist of the following:

	December 31,	March 31,
	2023	2023
Equity method investments in Partnerships	$391,884	$340,603
Other equity method investments	1,795	—
Fair value investments	18,570	21,586
Investments valued under the measurement alternative	175,522	168,732
Total Investments	$587,771	$530,921

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Investments of consolidated variable interest entities (“VIEs”) consist of the following:

	December 31,	March 31,
	2023	2023
Equity method investments in Partnerships	$15,855	$12,292
Fair value investments	—	44,752
Total Investments of Consolidated VIEs	$15,855	$57,044

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

Fair value investments

The Company’s fair value investments represent a publicly traded security and investments in private equity funds, direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The amortized cost of the assets held as collateral was $6,430 and $7,429 as of December 31, 2023 and March 31, 2023, respectively. The direct credit investments were debt securities classified as trading securities. Fair value investments are measured at fair value with unrealized gains and losses recorded in non-operating loss in the Condensed Consolidated Statements of Income.

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

The Company recognized a gain of $637 and a loss of $230 on fair value investments held as collateral during the three and nine months ended December 31, 2023, respectively, and a gain of $821 and $915 during the three and nine months ended December 31, 2022, respectively, that are recorded in non-operating (loss) income. The Company recognized a gain of $637 and a loss of $230 on the secured financing liability during the three and nine months ended December 31, 2023, respectively, and a loss of $821 and $915 during the three and nine months ended December 31, 2022, respectively, that are recorded in non-operating (loss) income in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Investments valued under the measurement alternative

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Carrying amount beginning of the period	$175,522	$190,023	$168,732	$156,100
Adjustments related to equity investments:
Purchases	—	7,440	6,312	34,676
Sales / return of capital	—	—	(177)	—
Net unrealized gain (loss)[1]	—	(31,631)	1,177	(24,944)
Net realized loss	—	—	(522)	—
Carrying amount, end of period	$175,522	$165,832	$175,522	$165,832
(1) Net unrealized gain (loss) consists of fair value adjustments for observable price changes of identical or similar investments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s investments under the measurement alternative:

	December 31,	March 31,
	2023	2023
Cumulative gross unrealized gains	$70,235	$69,058
Cumulative gross unrealized losses	$(43,289)	$(43,289)

5. Fair Value Measurements

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2023
	Level 1	Level 2	Level 3	NAV(2)	Total
Financial assets:
Fair value investments	$5,447	$—	$13,123	$—	$18,570
Total financial assets	$5,447	$—	$13,123	$—	$18,570

Financial liabilities:
Secured financing(1)	$—	$—	$13,123	$—	$13,123
Total financial liabilities	$—	$—	$13,123	$—	$13,123

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

The following is a reconciliation of other investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of September 30, 2023	$5,739	$—	$6,634	$12,373
Contributions	152	—	—	152
Distributions	(39)	—	—	(39)
Net (loss) gain	(11)	—	648	637
Balance as of December 31, 2023	$5,841	$—	$7,282	$13,123

Balance as of March 31, 2023	$6,664	$790	$6,774	$14,228
Contributions	152	—	—	152
Distributions	(229)	(798)	—	(1,027)
Net (loss) gain	(746)	8	508	(230)
Balance as of December 31, 2023	$5,841	$—	$7,282	$13,123

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of September 30, 2022	$6,252	$768	$6,060	$13,080
Contributions	91	—	—	91
Distributions	(38)	—	—	(38)
Net gain	417	18	386	821
Balance as of December 31, 2022	$6,722	$786	$6,446	$13,954

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of March 31, 2022	$7,024	$774	$6,020	$13,818
Contributions	114	—	—	114
Distributions	(893)	—	—	(893)
Net gain	477	12	426	915
Balance as of December 31, 2022	$6,722	$786	$6,446	$13,954

The following is a reconciliation of investments held by our consolidated VIEs for which significant unobservable inputs (Level 3) were used in determining value:

Direct credit investments
Balance as of September 30, 2023	$69,381
Contributions	—
Distributions	—
Net income	—
Transfer in	—
Transfer out due to deconsolidation	(69,381)
Balance as of December 31, 2023	$—

Direct credit investments
Balance as of March 31, 2023	$21,163
Contributions	24,787
Distributions	(180)
Net income	494
Transfer in	23,117
Transfer out due to deconsolidation	(69,381)
Balance as of December 31, 2023	$—

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of financial assets were as follows, as of December 31, 2023:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$5,841	Adjusted net asset value	Selected market return	6.7%	-	7.2%	7.1%
Direct equity investments	$7,282	Market approach	EBITDA multiple	7.50x	-	15.50x	12.05x

For the significant unobservable inputs listed in the tables above: (1) a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively; and (2) a significant increase or decrease in the selected multiple would result in a significantly higher or lower fair value measurement, respectively.

6. Variable Interest Entities

The Company holds variable interests in entities that are considered variable interest entities (“VIEs”) because limited partners lack the ability to remove the general partner or dissolve the entity without cause by simple majority vote (i.e., limited partners do not have substantive “kick out” or “liquidation” rights). The Company’s variable interest in such entities is in the form of direct equity interests in, and/or fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. The Company consolidates VIEs in which it is determined that the Company is the primary beneficiary.

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships that are not wholly-owned by the Company. The assets of the consolidated general partner VIEs represent equity method-investments in direct investment funds and customized separate accounts. The assets may only be used to settle obligations of the respective consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company previously consolidated a Partnership in which it was the primary beneficiary. On October 1, 2023, the Company no longer qualified as the primary beneficiary and deconsolidated all the assets and liabilities of the non-controlling interest in the Partnership from the condensed consolidated financial statements. No gain or loss was recognized as part of the deconsolidation for the three and nine months ended December 31, 2023. Subsequent to the deconsolidation of the Partnership, the Company records its interest in the Partnership using the equity method, within investments in the Condensed Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Nonconsolidated Variable Interest Entities

Certain Partnerships that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As of December 31, 2023, the total remaining unfunded commitments from the Company’s general partner entities to the nonconsolidated VIEs was $157,092. Investor commitments are the primary source of financing for the nonconsolidated VIEs.

The maximum exposure to loss represents the potential loss of assets recognized by the Company relating to these nonconsolidated VIEs. The Company believes that its maximum exposure to loss is limited because it establishes separate limited partnerships or limited liability companies to serve as the general partner or managing member of the Partnerships.

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these nonconsolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31,	March 31,
	2023	2023
Investments	$199,101	$199,858
Fees receivable	27,614	15,829
Due from related parties	3,043	1,960
Total VIE Assets	229,758	217,647
Less: Non-controlling interests	(1,647)	(1,665)
Maximum exposure to loss	$228,111	$215,982

7. Debt

The Company’s debt consisted of the following:

	As of December 31, 2023			As of March 31, 2023
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$97,500	$97,140	7.25%	$99,375	$98,969	6.75%
2020 Multi-Draw Facility	100,000	99,612	3.50%	100,000	99,564	3.50%
Revolver	—	—		15,000	15,000	6.50%
Total Debt	$197,500	$196,752		$214,375	$213,533

The carrying value of the Company’s outstanding debt as of December 31, 2023 and March 31, 2023 approximated fair value except for the 2020 multi-draw facility, which had an estimated fair value of $88,588 and $88,136 as of December 31, 2023 and March 31, 2023, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2023:

	Class A Common Stock	Class B Common Stock
March 31, 2023	38,611,919	15,409,507
Forfeitures	(40,490)	—
Shares repurchased for employee tax withholdings	(3,610)	—
Awards granted	15,890	—
Shares issued pursuant to Employee Share Purchase Plan	21,078	—
December 31, 2023	38,604,787	15,409,507

9. Equity Based Compensation

Restricted Stock Awards

A summary of restricted stock activity for the nine months ended December 31, 2023 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2023	377,668	$65.70
Granted	15,890	$88.19
Vested	(19,119)	$69.79
Forfeited	(14,402)	$66.77
December 31, 2023	360,037	$66.44

As of December 31, 2023, total unrecognized compensation expense related to restricted stock was $17,531.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Performance Awards

A summary of performance award activity for the nine months ended December 31, 2023 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2023	528,282	$29.79
Granted	—	$—
Vested	—	$—
Forfeited	(26,088)	$29.79
December 31, 2023	502,194	$29.79

As of December 31, 2023, total estimated unrecognized expense related to the unvested performance awards was $11,092 and none of the performance awards have met their market price-based vesting condition.

10. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Base compensation and benefits	$43,536	$35,473	$118,275	$116,549
Incentive fee compensation	2,906	7,368	12,236	34,870
Equity-based compensation	3,264	2,835	9,227	6,816
Total compensation and benefits	$49,706	$45,676	$139,738	$158,235

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

The Company’s effective tax rate was 31.4% and 18.5% for the three and nine months ended December 31, 2023, respectively, and 35.0% and 22.2% for the three and nine months ended December 31, 2022, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to the Company after the prior fiscal year end.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

As of December 31, 2023, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31, 2023			Three Months Ended December 31, 2022
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$19,506			$9,669
Impact of changes in carrying amount of redeemable NCI	—			2,095
Basic EPS of Class A common stock	$19,506	37,736,012	$0.52	$11,764	37,025,416	$0.32
Adjustment to net income:
Assumed vesting of employee awards	25			5
Assumed conversion of Class B and Class C Units	8,232			5,058
Effect of dilutive securities:
Assumed vesting of employee awards		162,446			68,129
Assumed conversion of Class B and Class C Units		16,089,097			16,675,834
Diluted EPS of Class A common stock	$27,763	53,987,555	$0.51	$16,827	53,769,379	$0.31

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Nine Months Ended December 31, 2023			Nine Months Ended December 31, 2022
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Net income attributable to HLI	$92,498			$78,034
Impact of changes in carrying amount of redeemable NCI	—			3,809
Basic EPS of Class A common stock	$92,498	37,720,724	$2.45	$81,843	37,004,657	$2.21
Adjustment to net income:
Assumed vesting of employee awards	88			34
Assumed conversion of Class B and Class C Units	38,456			35,968
Effect of dilutive securities:
Assumed vesting of employee awards		122,983			53,030
Assumed conversion of Class B and Class C Units		16,089,097			16,675,834
Diluted EPS of Class A common stock	$131,042	53,932,804	$2.43	$117,845	53,733,521	$2.19

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

The calculation of diluted earnings per share excludes 502,336 and 509,641 weighted-average shares underlying performance awards for the three and nine months ended December 31, 2023, respectively, as the market condition was not achieved as of December 31, 2023.
13. Related Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $87,482 and $251,502 for the three and nine months ended December 31, 2023, respectively, and $70,929 and $198,973 for the three and nine months ended December 31, 2022, respectively. The Company earned incentive fees from Partnerships of $11,432 and $46,659 for the three and nine months ended December 31, 2023, respectively, and $28,652 and $137,545 for the three and nine months ended December 31, 2022, respectively.

Fees receivable from the Partnerships were $51,760 and $31,684 as of December 31, 2023 and March 31, 2023, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

14. Supplemental Cash Flow

	Nine Months Ended December 31,
	2023	2022
Establishment of lease liability in exchange for right of use asset	$5,455	$5,401
Deconsolidation of net liabilities held by deconsolidated fund	$6,095	$—
Non-cash investing activities:
Deconsolidation of investments held by deconsolidated fund	$103,990	$—
Transfer of equity method investment in Partnerships from deconsolidated fund	$32,018	$—
Establishment of receivable for intangible assets sold	$—	$6,776
Non-cash purchase of other equity method investment	$2,000	$—
Non-cash financing activities:
Dividends declared but not paid	$16,793	$14,810
Member distributions declared but not paid	$21,216	$19,161

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,125,678 and $1,022,250, net of amounts attributable to non-controlling interests, at December 31, 2023 and March 31, 2023, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $281,419 and $255,562 as of December 31, 2023 and March 31, 2023, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $232,227 and $211,556 as of December 31, 2023 and March 31, 2023, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company has an unrealized net gain on its investments valued under the measurement alternative and a fair value investment of $30,429 as of December 31, 2023, of which up to 15% may be paid as a discretionary bonus as those gains are realized.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of December 31, 2023, the total amount of outstanding loans at the third-party lender under the EIP was $736, and the Company believes the risk of default by an employee to be remote.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating lease costs	$2,468	$2,095	$6,938	$6,199
Variable lease costs	$381	$395	$1,039	$1,067
Cash paid for amounts included in the measurement of operating lease liabilities	$2,325	$1,997	$6,657	$5,858

Weighted average remaining lease term (in years)			12.8	14.8
Weighted average discount rate			3.5%	3.3%

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

As of December 31, 2023, the maturities of operating lease liabilities were as follows:

Remainder of FY2024	$2,245
FY2025	8,790
FY2026	8,231
FY2027	7,847
FY2028	7,305
Thereafter	65,456
Total lease payments	99,874
Less: imputed interest	(19,501)
Total operating lease liabilities	$80,373

16. Subsequent Events

On February 6, 2024, the Company announced a quarterly dividend of $0.445 per share of Class A common stock to record holders at the close of business on March 15, 2024. The payment date will be April 4, 2024.

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
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $89.1 billion of our assets under management (“AUM”) as of December 31, 2023.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised $30.8 billion of our AUM as of December 31, 2023.
•Advisory Services: We offer investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $782.9 billion of assets under advisement (“AUA”) as of December 31, 2023.

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
Non-operating loss consists primarily of gains and losses on certain investments, changes in liability under the tax receivable agreement and other non-recurring or non-cash items.
Other income (expense) of consolidated variable interest entities (“VIEs”) consists primarily of the share of earnings of investments of consolidated general partner entities, which are not wholly-owned by us, in our specialized funds and certain customized separate accounts in which they have a general partner commitment, interest income on our previously consolidated funds and interest income on investments held in trust, and changes in fair value of liabilities of our previously-sponsored special purpose acquisition company (“SPAC”).

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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended December 31, 2023 and 2022. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2023	2022	2023	2022
Revenues
Management and advisory fees	$113,641	$97,355	$328,232	$276,182
Incentive fees	11,623	24,075	48,945	132,835
Consolidated variable interest entities related:
Incentive fees	—	5,644	—	6,948
Total revenues	125,264	127,074	377,177	415,965
Expenses
Compensation and benefits	49,706	45,676	139,738	158,235
General, administrative and other	24,152	22,717	74,908	66,066
Consolidated variable interest entities related:
General, administrative and other	12	309	600	941
Total expenses	73,870	68,702	215,246	225,242
Other income (expense)
Equity in (loss) income of investees	(46)	650	20,071	(7,493)
Interest expense	(2,748)	(2,419)	(8,381)	(6,027)
Interest income	1,500	442	3,536	839
Non-operating loss	(8)	(27,960)	(989)	(11,878)
Consolidated variable interest entities related:
Equity in income of investees	240	389	660	1,030
Unrealized gain	—	2,087	3,034	4,333
Interest expense	—	—	(6)	—
Interest income	—	2,111	4,581	2,989
Total other income (expense)	(1,062)	(24,700)	22,506	(16,207)
Income before income taxes	50,332	33,672	184,437	174,516
Income tax expense	15,800	11,788	34,055	38,766
Net income	34,532	21,884	150,382	135,750
Less: Income attributable to non-controlling interests in general partnerships	82	422	171	773
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,944	9,146	52,733	51,326
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	2,647	—	5,617
Less: Income attributable to non-controlling interests in consolidated funds	—	—	4,980	—
Net income attributable to Hamilton Lane Incorporated	$19,506	$9,669	$92,498	$78,034

Revenues
The following table shows total revenues of the Company and its consolidated VIEs:

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2023	2022	2023	2022
Management and advisory fees
Specialized funds	$64,871	$53,299	$184,972	$144,099
Customized separate accounts	32,943	29,571	96,702	87,329
Advisory	6,085	6,613	18,392	19,073
Reporting and other	6,479	6,720	18,298	19,170
Distribution management	1,512	596	3,979	1,863
Fund reimbursement revenue	1,751	556	5,889	4,648
Total management and advisory fees	113,641	97,355	328,232	276,182
Incentive fees	11,623	29,719	48,945	139,783
Total revenues	$125,264	$127,074	$377,177	$415,965

Three months ended December 31, 2023 compared to three months ended December 31, 2022
Total revenues decreased $1.8 million, or 1%, to $125.3 million, for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due primarily to a decrease in incentive fees, partially offset by an increase in management and advisory fees.
Management and advisory fees increased $16.3 million to $113.6 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. Specialized funds revenue increased $11.6 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due primarily to an $8.1 million increase in revenue from our latest secondary fund and a $7.0 million increase in revenue from our evergreen funds, which added $1.9 billion and $2.2 billion, respectively, in fee-earning AUM between periods. Revenue from our latest secondary fund included $6.1 million in retroactive fees for the three months ended December 31, 2023 compared to $3.8 million in retroactive fees from our latest secondary and direct equity funds for the three months ended December 31, 2022. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $3.4 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity. Fund reimbursement revenue increased by $1.2 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due primarily to the recognition of fund reimbursements from our latest strategic opportunities fund in the current year period.
Incentive fees decreased $18.1 million to $11.6 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due primarily to a decrease in incentive fees from several funds having been in the general partner catch-up period in the prior year period. The catch-up period allocates distributions to the general partner to the agreed-upon carried interest once the investors’ total invested capital is returned and the preferred return is achieved.

Nine Months Ended December 31, 2023 compared to nine months ended December 31, 2022
Total revenues decreased $38.8 million, or 9%, to $377.2 million, for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due primarily to a decrease in incentive fees, partially offset by an increase in management and advisory fees.
Management and advisory fees increased $52.0 million to $328.2 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. Specialized funds revenue increased $40.9 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due primarily to a $25.6 million increase in revenue from our latest secondary fund and a $16.6 million increase in revenue from our evergreen funds, which added $1.9 billion and $2.2 billion, respectively, in fee-earning AUM between periods. Revenue from our latest secondary fund included $12.8 million in retroactive fees for the nine months ended December 31, 2023 compared to $2.4 million in retroactive fees from our latest direct equity fund for the nine months ended December 31, 2022. Customized separate accounts revenue increased $9.4 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity.
Incentive fees decreased $90.8 million to $48.9 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due primarily to a decrease in incentive fees from several funds having been in the general partner catch-up period in the prior year period.

Expenses
Three months ended December 31, 2023 compared to three months ended December 31, 2022
Total expenses increased $5.2 million, or 8%, to $73.9 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $4.0 million to $49.7 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due to an increase in base compensation and benefits, partially offset by a decrease in incentive fee compensation. Base compensation and benefits increased $8.1 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due to an increase in salary expense from additional headcount in the current year period compared to the prior year period. Incentive fee compensation decreased $4.5 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due to the decrease in incentive fee revenue.
General, administrative and other expenses including our variable interest entities increased $1.1 million to $24.2 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This change consisted primarily of a $0.8 million increase in fund reimbursement expense attributed to the timing of newly created funds and a $0.8 million increase in technology related expense, partially offset by a $0.5 million decrease in consulting and professional fees.

Nine Months Ended December 31, 2023 compared to nine months ended December 31, 2022
Total expenses decreased $10.0 million, or 4%, to $215.2 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due primarily to a decrease in compensation and benefits expenses, partially offset by an increase in general, administrative and other expenses.

Compensation and benefits expenses decreased $18.5 million to $139.7 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due primarily to a decrease in incentive fee compensation, partially offset by an increase in base compensation and benefits and equity-based compensation. Incentive fee compensation decreased $22.6 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due to the decrease in incentive fee revenue. Base compensation and benefits increased $1.7 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022 due to an increase in salary expense from additional headcount in the current year period. Equity-based compensation increased $2.4 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, driven primarily by performance awards issued in the prior year period.
General, administrative and other expenses including our variable interest entities increased $8.5 million to $75.5 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. This change consisted primarily of a $4.4 million increase in third-party commission primarily attributed to the increase in gross subscriptions to our evergreen funds, a $1.8 million increase in fund reimbursement expense attributed to the timing of newly created funds, a $1.4 million increase in technology-related expenses, and a $0.7 million increase in travel expense.

Other Income (Expense)
The following table shows the equity in income (loss) of investees of the Company and its consolidated VIEs included in other income (expense):

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2023	2022	2023	2022
Equity in income (loss) of investees
Primary funds	$(340)	$(537)	$1,034	$(210)
Direct investment funds	(706)	(305)	5,252	(5,496)
Secondary funds	363	234	2,980	(546)
Customized separate accounts	(146)	(1,350)	5,782	(3,502)
Other equity method investments	1,023	2,997	5,683	3,291
Total equity in income (loss) of investees	$194	$1,039	$20,731	$(6,463)

Three months ended December 31, 2023 compared to three months ended December 31, 2022
Other income (expense) increased $23.5 million, to $1.1 million of expense for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due primarily to a decrease in non-operating loss.
Equity in income (loss) of investees decreased $0.8 million to $0.2 million of income for the three months ended December 31, 2023 compared to the three months ended December 31, 2022. This was due primarily to the decreases in public market valuations during the period.
Interest income increased $1.1 million to $1.5 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, primarily attributed to increased rates on interest bearing accounts.

Non-operating loss decreased $28.0 million for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due primarily to the recognition of a $43.3 million impairment of an investment, partially offset by $13.2 million in fair value adjustments on several other investments in the three months ended December 31, 2022.
Other consolidated VIE related amounts decreased $4.3 million to $0.2 million of income for the three months ended December 31, 2023 compared to the three months ended December 31, 2022, due to $2.1 million of interest income and $2.1 million of unrealized gains related to our previously sponsored SPAC during the three months ended December 31, 2022.

Nine Months Ended December 31, 2023 compared to nine months ended December 31, 2022
Other income (expense) increased $38.7 million, to $22.5 million of income for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due primarily to an increase in equity in income of investees, other income related to our consolidated VIEs and a decrease in non-operating loss.
Equity in income (loss) of investees increased $27.2 million to $20.7 million of income for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022. This was due primarily to the gains from increases in public market valuations during the period.
Interest expense increased $2.4 million to $8.4 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due primarily to increased interest rates on our variable-rate Term Loan.
Interest income increased $2.7 million to $3.5 million for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, primarily attributed to increased rates on interest bearing accounts.
Non-operating loss decreased $10.9 million to $1.0 million of loss for the nine months ended December 31, 2023 compared to the nine months ended December 31, 2022, due primarily to the recognition of a $43.3 million impairment on an investment offset by $31.0 million in fair value adjustments on several other investments in the nine months ended December 31, 2022.
Income Tax Expense
Our effective tax rate was 31.4% and 35.0% for the three months ended December 31, 2023 and 2022, respectively, and 18.5% and 22.2% for the nine months ended December 31, 2023 and 2022, respectively. The effective tax rates for the three months ended December 31, 2023 and 2022 were different from the statutory tax rate due to the valuation allowance recorded against deferred tax assets. The effective tax rates for the nine months ended December 31, 2023 and 2022 were different from the statutory tax rate due to the portion of income allocated to non-controlling interests, valuation allowance recorded against deferred tax assets and discrete tax adjustments to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to the Company after the prior fiscal year end. The effective tax rate for the three and nine months ended December 31, 2023 was lower than the effective tax rate for the three and nine months ended December 31, 2022 primarily due to changes in the valuation allowance against deferred tax assets and discrete tax adjustments.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended December 31,			Nine Months Ended December 31,
($ in millions)	2023			2023
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$36,234	$25,187	$61,421	$34,684	$22,662	$57,346
Contributions (1)	1,743	1,273	3,016	4,793	4,145	8,938
Distributions (2)	(1,000)	(370)	(1,370)	(2,557)	(839)	(3,396)
Foreign exchange, market value and other (3)	(53)	85	32	4	207	211
Balance, end of period	$36,924	$26,175	$63,099	$36,924	$26,175	$63,099

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
Three months ended December 31, 2023
Fee-earning AUM increased $1.7 billion to $63.1 billion during the three months ended December 31, 2023, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.7 billion, or 2%, to $36.9 billion for the three months ended December 31, 2023. Customized separate accounts contributions were $1.7 billion for the three months ended December 31, 2023, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $1.0 billion for the three months ended December 31, 2023, due primarily to $0.6 billion from accounts moving from a committed to net invested capital fee base and $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Specialized funds fee-earning AUM increased $1.0 billion, or 4%, to $26.2 billion for the three months ended December 31, 2023. Specialized fund contributions were $1.3 billion for the three months ended December 31, 2023, due primarily to $0.5 billion from our latest secondary fund and $0.6 billion from our evergreen funds. Distributions were $0.4 billion for the three months ended December 31, 2023, due primarily to returns of capital in funds earning fees on a net invested capital or NAV fee base.
Nine Months Ended December 31, 2023
Fee-earning AUM increased $5.8 billion to $63.1 billion during the nine months ended December 31, 2023, due primarily to contributions from customized separate accounts and specialized funds.

Customized separate accounts fee-earning AUM increased $2.2 billion, or 6%, to $36.9 billion for the nine months ended December 31, 2023. Customized separate accounts contributions were $4.8 billion for the nine months ended December 31, 2023, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $2.6 billion for the nine months ended December 31, 2023, due primarily to $1.4 billion from accounts moving from a committed to net invested capital fee base, $0.8 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.4 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $3.5 billion, or 16%, to $26.2 billion for the nine months ended December 31, 2023. Specialized fund contributions were $4.1 billion for the nine months ended December 31, 2023, due primarily to $1.8 billion from our evergreen funds and $1.6 billion from our latest secondary fund. Distributions were $0.8 billion for the nine months ended December 31, 2023 due to $0.5 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.1 billion from accounts moving from a committed to net invested capital fee base.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
($ in thousands)	2023	2022	2023	2022
Net income attributable to Hamilton Lane Incorporated	$19,506	$9,669	$92,498	$78,034
Income attributable to non-controlling interests in general partnerships	82	422	171	773
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,944	9,146	52,733	51,326
Income attributable to non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	2,647	—	5,617
Income attributable to non-controlling interests in consolidated funds	—	—	4,980	—
Incentive fees	(11,623)	(29,719)	(48,945)	(139,783)
Incentive fee related compensation (1)	5,521	14,001	23,249	66,254
Consolidated VIE related general, administrative and other expenses	—	278	566	846
Revenue related to consolidated funds	—	—	394	—
Non-operating income related compensation	—	(1,413)	59	54
Interest income	(1,500)	(2,553)	(8,117)	(3,829)
Interest expense	2,748	2,419	8,387	6,027
Income tax expense	15,800	11,788	34,055	38,766
Equity in (income) loss of investees	(194)	(1,039)	(20,731)	6,463
Non-operating income (loss)	8	25,873	(2,045)	7,546
Fee Related Earnings	$45,292	$41,519	$137,254	$118,094
Depreciation and amortization	2,037	2,022	5,774	5,600
Equity-based compensation	3,264	2,834	9,227	6,816
Incentive fees	11,623	29,719	48,945	139,783
Incentive fees attributable to non-controlling interests	—	(243)	—	(302)
Incentive fee related compensation (1)	(5,521)	(14,001)	(23,249)	(66,254)
Non-operating income related compensation	—	1,413	(59)	(54)
Interest income	1,500	442	3,536	839
Adjusted EBITDA	$58,195	$63,705	$181,428	$204,522
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable non-controlling interest. Adjusted shares outstanding for the nine months ended December 31, 2023 and 2022 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three and nine months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per-share amounts)	2023	2022	2023	2022
Net income attributable to Hamilton Lane Incorporated	$19,506	$9,669	$92,498	$78,034
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	14,944	9,146	52,733	51,326
Income tax expense	15,800	11,788	34,055	38,766
Adjusted pre-tax net income	50,250	30,603	179,286	168,126
Adjusted income taxes (1)	(11,859)	(7,314)	(42,312)	(40,182)
Adjusted net income	$38,391	$23,289	$136,974	$127,944

Adjusted shares outstanding	53,987,555	53,769,379	53,932,804	53,733,521

Non-GAAP earnings per share	$0.71	$0.43	$2.54	$2.38

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.6% and 23.9% for the three and nine months ended December 31, 2023 and 2022, respectively, applied to adjusted pre-tax net income. The 23.6% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.6%. The 23.9% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.9%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through September 30, 2023 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.7	1.6	11.7%	8.9%	72 bps	(168 bps)	408 bps	163 bps
PEF VII	2010	262	289	1.6	1.6	12.4%	8.4%	(133 bps)	(504 bps)	262 bps	(113 bps)
PEF VIII	2012	427	427	1.5	1.5	9.6%	7.2%	(277 bps)	(510 bps)	52 bps	(185 bps)
PEF IX	2015	517	516	1.9	1.9	19.2%	17.0%	610 bps	413 bps	926 bps	723 bps
PEF X	2018	278	244	1.5	1.4	17.9%	14.8%	784 bps	414 bps	1,057 bps	680 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	452 bps	(194 bps)	870 bps	212 bps
Secondary Fund III	2012	909	839	1.4	1.4	13.4%	11.0%	12 bps	(255 bps)	397 bps	135 bps
Secondary Fund IV	2016	1,917	2,065	1.7	1.6	17.3%	18.0%	416 bps	431 bps	736 bps	759 bps
Secondary Fund V	2019	3,929	3,715	1.5	1.4	22.6%	21.4%	1,678 bps	1,598 bps	1,922 bps	1,845 bps
Secondary Fund VI	2022	3,081	635	1.5	1.6	>100%	>100%	10,636 bps	20,744 bps	10,928 bps	20,900 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.3)%	(569 bps)	(746 bps)	(319 bps)	(501 bps)
Co-Investment Fund II	2008	1,195	1,157	2.1	1.8	17.9%	14.2%	569 bps	185 bps	950 bps	561 bps
Co-Investment Fund III	2014	1,243	1,292	1.8	1.6	15.0%	12.0%	111 bps	(189 bps)	446 bps	141 bps
Co-Investment Fund IV	2018	1,698	1,489	2.2	2.0	25.3%	23.4%	1,270 bps	1,073 bps	1,556 bps	1,352 bps
Equity Opportunities Fund V	2021	2,069	1,513	1.2	1.1	11.9%	9.7%	986 bps	886 bps	1,149 bps	1,049 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.3	1.2	10.4%	8.0%	461 bps	223 bps	567 bps	331 bps
Strat Opps 2017	2017	435	448	1.3	1.3	11.9%	9.5%	806 bps	550 bps	776 bps	536 bps
Strat Opps IV (Series 2018)	2018	889	865	1.3	1.2	9.6%	7.6%	625 bps	401 bps	611 bps	376 bps
Strat Opps V (Series 2019)	2019	762	711	1.2	1.2	11.8%	9.4%	952 bps	631 bps	666 bps	335 bps
Strat Opps VI (Series 2020)	2021	898	841	1.1	1.1	6.2%	5.3%	723 bps	540 bps	132 bps	(7 bps)
Strat Opps VII	2022	953	636	1.1	1.1	12.9%	11.9%	782 bps	686 bps	193 bps	20 bps
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to September 30, 2023. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of December 31, 2023 and March 31, 2023, our cash and cash equivalents were $164.5 million and $99.7 million, respectively.
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

The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00%. As of December 31, 2023, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.

The Term Loan Agreement has a maturity date of January 1, 2030 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of December 31, 2023, we had an outstanding balance of $98 million under the Term Loan Agreement. We were entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, subject to the Cap, through December 31, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of March 24, 2025. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of December 31, 2023, we did not have an outstanding balance under the Revolving Loan Agreement.

The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of December 31, 2023, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of December 31, 2023 and March 31, 2023, the principal amount of debt outstanding equaled $198 million and $214 million, respectively. We had $128 million in availability under the Loan Agreements as of December 31, 2023.
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
In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires 12 months after the date of the first acquisition under the authorization. We have not repurchased any shares of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available. Our board of directors periodically reviews the Stock Repurchase Program and most recently re-approved it in December 2023.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2023 and March 31, 2023, we were required to maintain $5.0 million and $4.8 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Cash Flows
Nine Months Ended December 31, 2023 and 2022

	Nine Months Ended December 31,
($ in thousands)	2023	2022
Net cash provided by operating activities	$99,140	$213,371
Net cash (used in) provided by investing activities	$(93,997)	$201,565
Net cash provided by (used in) financing activities	$47,740	$(338,038)
Operating Activities
Cash flows from our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the nine months ended December 31, 2023 and 2022, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses. Additionally, the nine months ended December 31, 2023 included the deconsolidation of a previously consolidated fund.

Investing Activities
Cash flows from our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our funds. For the nine months ended December 31, 2023 and 2022, our net cash (used in) provided by investing activities was driven primarily by purchases of furniture, fixtures and equipment, net contributions to our funds and purchases of non-fund investments. Additionally, the nine months ended December 31, 2023 included purchases of investments by our previously consolidated fund, and the nine months ended December 31, 2022 included the sale of investments held in trust by our consolidated SPAC due to its liquidation and redemption of its Class A common stock from its holders.
Financing Activities
Cash flows from our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the nine months ended December 31, 2023 and 2022, our net cash provided by (used in) financing activities was driven primarily by dividends paid to stockholders, distributions to HLA members, and repayment of borrowings under our Revolving Loan Agreement. Additionally, the nine months ended December 31, 2023 included contributions from non-controlling interest in our previously consolidated fund, and the nine months ended December 31, 2022 included borrowings under our Term Loan Agreement and the redemption by our consolidated SPAC of its Class A common stock from its holders.
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

Interest Rate Risk
As of December 31, 2023, we had $197.5 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 7.25% as of December 31, 2023.
Based on the floating rate component of our Loan Agreements payable as of December 31, 2023, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.0 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1–31, 2023	—	$—	—	$50,000,000
November 1–30, 2023	505	$90.30	—	$50,000,000
December 1–31, 2023	—	$—	—	$50,000,000
Total	505	$90.30	—	$50,000,000

(1) Represents shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under HLI’s Amended and Restated 2017 Equity Incentive Plan.

(2) On November 6, 2018, we announced that our board of directors authorized the Stock Repurchase Program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million. The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, so the full purchase authority remains available under this program, which expires 12 months after the date of the first acquisition under the authorization. Our board of directors most recently re-approved the Stock Repurchase Program in December 2023.
Item 5. Other Information
Trading Arrangements
During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows; (v) Notes to Condensed Consolidated Financial Statements; and (vi) certain information under Part II, Item 5, “Other Information.”
X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

‡ Furnished herewith.

49

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of February 2024.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)