Form 10-K
period 2024-03-31
Hamilton Lane INC
filed 2024-05-23
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 29, 2023, based on the closing price of $90.44 as reported by the Nasdaq Stock Market, was approximately $3,213.9 million.
As of May 20, 2024, there were 40,528,050 shares of the registrant’s Class A common stock and 13,664,635 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2024 annual meeting of stockholders.

    This Annual Report on Form 10-K (“Form 10-K”) includes certain information regarding the historical performance of our specialized funds and customized separate accounts. An investment in shares of our Class A common stock is not an investment in our specialized funds or customized separate accounts. In considering the performance information relating to our specialized funds and customized separate accounts contained herein, current and prospective Class A common stockholders should bear in mind that the performance of our specialized funds and customized separate accounts is not indicative of the possible performance of shares of our Class A common stock and is also not necessarily indicative of the future results of our specialized funds or customized separate accounts, even if fund investments were in fact liquidated on the dates indicated, and there can be no assurance that our specialized funds or customized separate accounts will continue to achieve, or that future specialized funds and customized separate accounts will achieve, comparable results. Please note that nothing in this Form 10-K represents an offer to sell, or a solicitation of an offer to purchase, interests in any of Hamilton Lane’s products.

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
•operational risks;
•the security of our information technology networks and those of our third-party service providers;
•compliance with data security and privacy laws and regulations;
•claims for damages and negative publicity;
•increasing scrutiny by clients, regulators and others on environmental, social and governance (“ESG”) matters;
•climate change and climate change-related regulations;
•our business operations outside of the United States; and
•the occurrence of a pandemic or global health crisis.

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

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider with approximately $124 billion of discretionary assets under management (“AUM”), and approximately $796 billion of non-discretionary assets under advisement (“AUA”) as of March 31, 2024. We work with our clients to conceive, structure, build out, manage and monitor portfolios of private markets funds and direct investments, and we help them access a diversified set of such investment opportunities worldwide. Our clients are principally large, sophisticated, global investors that rely on our private markets expertise, deep industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the complexity and opacity of private markets investing. While some maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. In addition to our institutional client base, we have a growing number of non-institutional clients stemming from the private wealth channel, which includes family offices and high-net-worth individuals, who utilize our products and services to gain access to the private markets.
We were founded in 1991 and have been dedicated to private markets investing for over three decades. We currently have approximately 700 employees, including 238 investment professionals, operating across 22 global offices servicing our clients throughout the world.
We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $93 billion of our AUM as of March 31, 2024.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $32 billion of our AUM as of March 31, 2024.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $796 billion of AUA as of March 31, 2024.

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
Our intermediary clients, which include registered investment advisers, enable us to provide our investment products to an expanded range of high-net-worth individuals and family offices. Historically, this segment of investors has had limited options for gaining exposure to the private markets. Hamilton Lane’s private wealth platform offers this segment access to private capital and its wealth creation potential. Our differentiators include a global platform, a range of risk/return offerings via both semi-liquid and closed-end funds and multiple investment strategies.
We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 3% of management and advisory fee revenues. For the year ended March 31, 2024, our top 10 clients generated approximately 14% of management and advisory fee revenues, and our top 20 clients generated approximately 22% of management and advisory fee revenues with all of our top 20 clients having multiple allocations, products or services with us. A significant portion of our revenue base is recurring and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients, providing highly predictable cash flows.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2024, we had AUM of approximately $124 billion, reflecting a 16% compound annual growth rate (“CAGR”) from March 31, 2020, and our AUM increased in each fiscal year during this timeframe. We had approximately $796 billion of AUA as of March 31, 2024, reflecting a 16% CAGR from March 31, 2020.
Organizational Structure

HLI was incorporated in the State of Delaware on December 31, 2007 and is a holding company with no direct operations. Its principal asset is an equity interest in HLA. HLI serves as the managing member of HLA and operates and controls all of HLA’s business and affairs. HLI conducted its initial public offering (“IPO”) in 2017.

We have what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the legacy owners (through the tax receivable agreement) when they ultimately exchange their pass-through interests for shares of Class A common stock or, at our election, for cash. HLI has dual-class common stock, the rights of which are described in more detail below. The below chart summarizes our organizational structure as of March 31, 2024.

Class B Holders(1)
Public Investors / Direct HLI Stockholders
Class B common stock
77.5% voting interest
de minimis economic interest
Class A common stock
100% economic interest
22.5% voting interest
Hamilton Lane Incorporated
Class A units(2)
Sole Managing Member
73.6% economic interest
Class B units(1)
25.4% economic interest
Class C Holders(1)
Hamilton Lane Advisors, L.L.C.
Class C units(1)
1.0% economic interest

(1)The Class B Holders, who hold Class B units of HLA, and Class C Holders, who hold Class C units of HLA, are pre-IPO owners of our business who continue to hold their interests directly in HLA. Class B units and Class C units may be exchanged on a one-for-one basis for shares of Class A common stock or, at our election, for cash, pursuant to and subject to the restrictions set forth in the exchange agreement.
(2)We hold all of the Class A units of HLA, representing the right to receive approximately 73.6% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.
Class A and Class B Common Stock
Our Class A common stock is our publicly traded stock and is listed on the Nasdaq Stock Market (“Nasdaq”) under the symbol “HLNE”. Our Class B common stock was issued as part of a series of corporate reorganization transactions in connection with our IPO to the holders of our Class B units, who are certain significant outside investors, members of management and significant employee owners. There is no trading market for our Class B common stock.
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

Our Class B common stockholders collectively hold 77.5% of the combined voting power of our common stock. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLA Investments, LLC (“HLAI”), our controlling stockholder. The parties to the stockholders agreement control approximately 77.6% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

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
Identify unique technology solution providers and strategic partners that we believe can help make us and the industry better and put our balance sheet capital behind them to form mutually-beneficial partnerships. We view the implementation of technology into our workflows as critical to maintaining our market-leading position in private markets. Given this status, we are often a sought-after partner for technology-oriented businesses that are developing cutting-edge and innovative solutions that will help grow and improve the industry. We identify and develop strategic partnerships with, and/or opportunistically seek minority stakes in these companies and often, are either a client of these companies or share in a common vision that will provide strategic benefits to both parties. Examples of these partnerships include Russell Investments Group (a leading outsourced chief investment officer function), Canoe Intelligence (document digitalization and processing), iCapital Network (high-net-worth fundraising portal), Novata (private company ESG data collection), TIFIN (tech-enabled wealth management platform), ADDX (Singapore digital securities exchange), CAIS (alternative investment retail platform), Stashaway (digital wealth management platform), Hazeltree (treasury and portfolio finance solutions), Securitize (digital/tokenized asset securities firm), Figure (digital fund management solutions), Alta (digital marketplace for alternative investments), ID Register Holdings Limited (investor onboarding services), Daphne Tech Holdings LLC (digital and data infrastructure for the distribution of alternative assets) and Helix by HL (AI enabled wealth management platform).
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
Expand globally. We have substantially grown our global presence, both in terms of clients and investments, by expanding our international offices as well as our client presence. We have established offices throughout the world, from which we serve major institutional clients and review and commit capital to established local private markets funds on behalf of our clients. Our aim is to continue expanding our global presence through further direct investment in personnel, development of client relationships and increased investments with, and direct investments alongside, established private markets fund managers.
We believe that many institutional investors outside the United States are currently underinvested in private markets asset classes and that capturing capital inflows into private capital investing from non-U.S. global markets represents a significant growth opportunity for us. We think that investors from developing regions will increasingly seek branded multi-capability alternative investment managers with which to invest. We believe that geographically and economically diverse non-U.S. investors will require a highly bespoke approach and will demand high levels of transparency, governance and reporting. We have seen this pattern developing in many places, including Europe, the Middle East, Latin America, Australasia, Japan, South Korea, Southeast Asia and China, and have positioned ourselves to take advantage of it by establishing local presences with global investment capabilities in these regions.
We believe we are particularly well-placed to pursue the opportunities arising from increased allocations among institutional investors and the rapid wealth creation globally among high-net-worth individuals because of our strong brand recognition, multi-office resources, experienced team of investment professionals and comprehensive suite of products and services.
Leverage proprietary databases and analytics to enhance our existing service offerings and develop new products and services. When compared to more liquid investment areas, the private markets industry is characterized by the limited availability and inconsistency of quality information. We believe that the general trend toward more transparency and consistency in private markets reporting will create new opportunities for us. We intend to use the advantages afforded to us by our proprietary databases, analytical tools and deep industry knowledge to drive our performance and provide our clients with customized solutions across private markets asset classes. We expect that our data and analytical capabilities will play an important role in continuing to differentiate our products and services from those of our competitors.
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
Each of our investment teams incorporates an investment committee that is composed of select senior professionals from the organization who collectively review, opine and make the ultimate decision as to the opportunities in which we will invest. Our operational due diligence (“ODD”) team is empowered with separate voting rights on each of the firm’s fund investment opportunities, which means that we will only proceed with investments that are approved by both our investment committee and our ODD team. Each review completed by our ODD team results in a full report documenting each risk area and any existing mitigating factors, our recommendations to each manager and our proprietary risk-rating system. As investments are approved by the relevant investment committees, our portfolio management group utilizes portfolio construction methodologies as it deems appropriate to analyze the portfolios of all clients currently investing and submits a proposed allocation to the chief compliance officer or his designee for review and approval. On at least a quarterly basis, the allocation committee will review the materials presented by the portfolio management group to determine that the allocations among clients are fair and reasonable, were made in accordance with our contractual obligations and fiduciary duties to our clients and are consistent with our allocation policies. The allocation committee is composed of senior professionals throughout the organization, including the chief risk officer.
We have worked to institutionalize our approach to responsible investment. Since 2008, we have been a signatory to the UN-backed Principles for Responsible Investment (“PRI”). Responsibility for oversight, strategy and guidance on ESG rests with our Responsible Investment Committee (“RIC”), which includes senior members of the firm. RIC members are also present at every investment committee meeting to monitor investment compliance. Today, we integrate ESG into our due diligence processes, taking ESG issues into account when making investment decisions. We employ a proprietary rating system that seeks to benchmark the fund managers with whom we invest to ESG best practices, which means that the standards we expect from our general partners are continuously increasing. Included in our overall approach to ESG is our ongoing focus on diversity, equity and inclusion (“DE&I”), both at the general partner and underlying portfolio company level. For more information on ESG and our investment process, see “—Corporate Social Responsibility” below.
Assets Under Management and Advisement
As of March 31, 2024, we had total AUA and AUM of approximately $921 billion, of which $124 billion represents discretionary AUM from our customized separate accounts and specialized funds, and $796 billion represents non-discretionary AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
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

Our AUM has grown from approximately $69 billion as of March 31, 2020 to approximately $124 billion as of March 31, 2024, representing a CAGR of approximately 16%. The following chart summarizes this growth.

AUM
$125
$100
$75
$50
$25
$0
$ (Billions)
$15
$54
$19
$69
$24
$83
$27
$85
$32
$93
2020
2021
2022
2023
2024
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
Assets related to our advisory accounts have increased from approximately $434 billion as of March 31, 2020, to approximately $796 billion as of March 31, 2024, representing a CAGR of approximately 16%. Our AUA clients are predominately large institutional investors, with 49% of AUA related to public pension funds and 30% related to sovereign wealth funds. Our AUA is diversified across geographies with approximately 41% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2020.

AUA

$796
$795
$745
$631
$434
$800
$700
$600
$500
$400
$300
$200
$100
$0
$ (Billions)
2020
2021
2022
2023
2024
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

Fee-Earning Assets Under Management
Fee-earning AUM is a metric we use to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees that are generally derived from applying a certain percentage to the appropriate fee base. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital or NAV of our customized separate accounts and specialized funds depending on the fee terms. The vast majority of our customized separate accounts and specialized funds earn fees based on commitments or net invested capital, which are not affected by market appreciation or depreciation. Therefore, revenues and fee-earning AUM are not significantly affected by changes in market value.
Our calculations of fee-earning AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of fee-earning AUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.
As of March 31, 2024, our fee-earning AUM was approximately $66 billion compared to $124 billion in AUM. The difference is due primarily to $40 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by a decrease of $3 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $21 billion is non fee-earning AUM, which includes accounts that earn fees as discretionary AUM is invested or considered active as well as accounts past their fee-earning period.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2020.

Fee-Earning AUM
$70
$60
$50
$40
$30
$20
$10
$0
$ (Billions)
$14
$25
$16
$26
$18
$31
$23
$35
$28
$38
2020
2021
2022
2023
2024
(As of the fiscal year end March 31)
Customized Separate Accounts
Specialized Funds

    * Amounts may not foot due to rounding
Our Clients
Our client base primarily comprises investors that range from those seeking to make an initial investment in alternative assets to some of the largest and most sophisticated private markets investors. As we offer a highly customized, flexible service, we are equipped to provide investment services to clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent investors located throughout the world. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and high-net-worth individuals.
As of March 31, 2024, our client and investor base included over 1,800 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and family offices. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 3% of management and advisory fee revenues. Approximately 60% of our fiscal 2024 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our revenue base is recurring and, based on the long-term nature of our funds as well as long-term relationships with many of our clients, provides highly predictable cash flows. For the year ended March 31, 2024, our top 10 clients generated approximately 14% of management and advisory fee revenues, and our top 20 clients generated approximately 22% of management and advisory fee revenues.

Sales and Marketing
Our client and private wealth solutions groups consists of a global employee base located strategically throughout the world that allows us to have a local presence in many markets and be closer to our clients. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in less developed private equity markets such as Asia and Australia. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we selectively use third-party distributors in Asia and Latin America.
Our client and private wealth solutions groups are responsible for identifying and contacting prospective clients for our products and services. Our sales professionals also work directly with consultants and financial advisers that advise smaller and medium-size institutional investors and high-net-worth individuals, who often rely on advice in the alternative investment area. Following the initial round of meetings and presentations, prospective advisory and customized separate account clients and specialized fund investors that wish to learn more about us often visit our offices with a team to conduct in-depth due diligence of our firm. Our sales professionals lead this process, coordinate meetings, and continue to be the prospective client’s principal contact with us through the decision-making process.
Client Service
Our client service group includes employees located strategically throughout the world. At the beginning of the engagement for each advisory account and customized separate account, a relationship manager is assigned as the principal contact person with that client. The relationship managers take primary responsibility for working with the clients to design their strategic plans and to implement those plans in accordance with investment guidelines agreed to by us and the clients. The relationship managers work directly with our allocation committee to ensure that all investment opportunities that are appropriate for their clients are considered. The relationship managers communicate and meet regularly with their clients to discuss potential investments that we are currently considering, funds expected to be raised in the next 12 months, the current status of the clients’ portfolios, investment strategies and overall market conditions.
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
In addition, we sponsor funds designed to provide investors periodic liquidity, which primarily invest in secondaries and direct investments (the “evergreen funds”). One evergreen fund is marketed to investors outside of the United States, and in the United States, we offer a similar vehicle for U.S. investors, which is registered under the Securities Act and as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Additionally, we sponsor a credit-focused evergreen fund on a private placement basis, primarily outside of the United States, and we may offer additional evergreen funds in the future with other specialized strategies.
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

Management Fees. We earn management fees based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value in, our specialized funds. The management fee during the investment period is often charged on capital commitments and after the investment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital or net asset value. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partner commits early in the offering period or if the limited partners are investors in our other funds. Management fees would be offset in the event that any monitoring, consulting, investment banking, advisory, transaction, directors’ or break-up or similar fees are paid to the fund’s general partner, the Manager or any of their affiliates or principals.
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
For each of our secondary funds, direct investment funds, strategic opportunity funds and evergreen funds, we generally earn carried interest equal to a fixed percentage of net profits, subject to a compounded annual preferred return that varies based on fund type. In our secondary funds, we generally earn carried interest on a full-return basis. In the case of certain of our direct investment funds, strategic opportunity funds and evergreen funds other than our credit-focused evergreen fund, we earn carried interest on a deal-by-deal basis.
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
Distribution Management
We enter into written contracts with each of our distribution management clients, including our specialized funds. These clients engage us to manage the liquidation of publicly traded securities that they receive as distributions from funds in which they are investors. Our agreements provide for either “managed liquidation” where the securities are sold within 90 days after distribution or “active management” where the securities may be sold over a longer period.
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
Legal and Compliance
Our general counsel reports to Erik Hirsch, one of our co-chief executive officers. Our attorneys are embedded in our corporate legal and investment legal teams. Most of our customized separate account clients, certain of our advisory clients and our specialized funds rely on us to review, analyze and negotiate the terms of the documents relating to primary, secondary and direct investments. Working together with our investment teams, our attorneys, using outside law firms as needed, negotiate directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct investments. Our attorneys also review and make recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our legal team is responsible for preparing, reviewing and negotiating all documents relating to the formation and operation of our specialized funds to investors in the United States. We utilize the services of outside counsel as we deem necessary.
Our compliance team is led by our chief compliance officer, who reports to our chief operating officer. Our chief compliance officer has day-to-day management responsibility for the compliance team. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton Lane Securities LLC, our Securities and Exchange Commission (“SEC”)- and Financial Industry Regulatory Authority (“FINRA”)-registered broker-dealer affiliate through which we offer interests in our specialized funds.
Risk Management
Our enterprise risk management committee (“ERM committee”) monitors the adequacy and effectiveness of the firm’s risk management processes, including the identification, assessment, management, mitigation and reporting of risks that may affect the firm’s global business operations, financial performance and reputation. The ERM committee’s primary purpose is to seek to ensure that an effective risk management framework is in place, monitor risk-related activities on an ongoing basis, and opine on issues involving material conflicts of interest. The committee is composed of the chief operating officer, who is also our chief risk officer, general counsel, chief financial officer, chief compliance officer, chief technology officer, head of investments, and head of client legal. The ERM committee meets on a quarterly and as-needed basis.
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
The application of some of these requirements and regulations to our business changed with the exit of the U.K. from the EU (“Brexit”), which became official in January 2020. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority no longer have “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts relied upon for access to markets throughout the EU. In preparation for this, we engaged with third-party alternative investment fund managers (“AIFM”) based in Luxembourg to replace, prior to Brexit, our U.K.-based AIFM for our funds and certain customized separate accounts for the EU. We have also obtained a MiFID II license for one of our EU-based (non-U.K.) subsidiaries to replace the MiFID II license held by our U.K.-based subsidiary, which is no longer valid after Brexit.
Employees
Our Culture and Focus on Diversity, Equity, Inclusion & Belonging
Fostering a diverse, equitable and inclusive environment is core to our corporate mission to enrich lives and safeguard futures, and we leverage our status as a global leader in the private markets to promote diversity and inclusion to the benefit of employees, clients, the community and our industry overall. Our organization is focused on doing the right thing, acting with integrity, pursuing excellence in all that we do and promoting equity and inclusion from within. This starts with a commitment to our employees to create a workplace environment where they can thrive both professionally and personally, and where our employees feel comfortable bringing their whole selves to the workplace. Any employee found to have exhibited any inappropriate conduct or behavior against others will be subject to disciplinary action, up to and including termination.
Our Diversity, Equity, Inclusion & Belonging (“DEI&B”) Council aims to raise awareness about the importance and benefits of fostering an inclusive work environment and culture. We know that smart teams do great things, but diverse teams can do truly incredible things, and the way to affect change is to help create it. This is articulated in one of our corporate values, “Promoting Equity and Inclusion from Within.”
We are guided by a genuine belief that in order to diversify and, therefore, improve the composition of our asset class, we must advocate for, educate and include underrepresented candidates early and often. Our partnerships with organizations such as Girls Who Invest, Women Societies Alliance, SEO, Heights Philadelphia, Big Brothers Big Sisters and Philadelphia Financial Scholars, as well as initiatives aimed at expanding our recruiting efforts at diverse colleges and universities, the Hamilton Lane Women’s Exchange (“HLWE”), our annual Undergraduate Women’s Private Equity Summit and our Emerging Talent Program, are a testament to this belief.
In addition to our recruiting and retention efforts, we recognize that a true commitment to diversity requires a proactive and multi-faceted approach. We have multiple employee-led programs designed to help our colleagues with skill development, career progression and work-life balance, as well as to facilitate open dialogues around important topics such as race, inclusion and social justice. We empower our people to come together to share experiences, culture and perspectives so that we can support each other. Employee resource groups and community action groups allow for our people to unite around a common goal of uplifting our colleagues and our communities around us.
We believe that our strong culture is a key factor driving our success in developing and maintaining high-quality relationships with current/prospective employees, clients, prospects, business partners and the communities within which we live and work. With approximately 700 employees worldwide as of March 31, 2024, we are proud that our culture has been recognized annually for the last 12 years by Pensions & Investments magazine, a leading investment publication, as a “Best Place to Work in Money Management” since the inception of the list in 2012. In addition, we have been recognized by the Central Penn Business Journal as a “Best Place to Work in Pennsylvania,” also for the last 12 consecutive years. Most recently, Hamilton Lane was named to Forbes’ inaugural Financial All-Stars list in 2023.
At Hamilton Lane, we remain fully committed to DEI&B. We are proud of our organization’s history of embracing and championing diversity. Our success is because of our people – our colleagues across the globe who bring their authentic selves to work every day. Together, we believe diverse perspectives lead to informed decisions designed to benefit our clients, our employees and our competitive edge.
Talent Acquisition and Retention
Our Human Resources department, in close collaboration with our DEI&B Council, has implemented a core set of competencies and practices that equip employees with the knowledge and skills to create a supportive environment for all. This program centers around four pillars (recruiting/retention, education, employee resource groups and external partnerships) that collectively lay the foundation that ensures that Hamilton Lane remains a place that is inclusive of everyone, seeking to ensure that no individual feels excluded or marginalized.
We are committed to enhancing our DEI&B initiatives, emphasizing the importance of community and inclusivity as core values. The firm recognizes that our people are the essence of Hamilton Lane, and aims to ensure that every individual feels included and valued. The DEI&B program is designed to celebrate and leverage the diversity of its team members, acknowledging their unique perspectives as critical to the firm’s success. The goal is to create an environment where differences drive innovation and growth, fostering a culture of belonging and communal harmony. This program is not merely a set of initiatives but a reflection of Hamilton Lane’s identity and aspirations, striving to build a firm where every person, regardless of background or identity, feels like an integral part of a shared journey.
As of March 31, 2024, 53% of our employees were women or ethnically underrepresented professionals and 49% of investment team roles were held by women or ethnically underrepresented professionals. “Ethnically underrepresented” means employees who self-identify based on race or ethnicity in the country of the employee’s principal office location. As of March 31, 2024, approximately 42% of our employees were women and 32% of senior leadership roles were held by women.
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
In addition to formalizing a DEI&B strategy with clear objectives and aspirations for increasing the diversity of our workforce, we have recently focused on a number of other human capital initiatives. In support of our DEI&B strategy, we launched the Hamilton Lane Emerging Talent Internship program, designed to introduce women and ethnically underrepresented students to Hamilton Lane and to the opportunities in the private markets.
Our employees are empowered to organize efforts, with the support of the DEI&B Council and the broader firm, to create affinity and action groups. Today, we are proud to support the work of our employee resource groups (HLWE – Women’s exchange for women+ employees, HLPride – for LGBTQIA+ and allies, HLHome – black, indigenous, and other people of color affinity group, HLinAction – volunteerism and charitable giving opportunities, HLGreen – promoting sustainability and HLWell – fostering personal wellness).
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
Corporate Social Responsibility
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
Our Continued Commitment to ESG & Sustainability Issues
Hamilton Lane has long been focused on ESG issues, and has been formally including ESG in our final investment reports since 2010. Our RIC was established in 2012, and each of our investment teams factor ESG considerations into their investment processes. We raised our first dedicated Impact Opportunities Fund in 2019 and launched our second Impact Opportunities Fund in 2021, with each fund seeking to make direct investments in businesses with a focus on environmental and social impact. Educating our internal teams remains a core pillar of our approach to sustainability and responsible investing. We work with each investment team to learn, educate, discuss and integrate best practices across functional areas, including due diligence, investment memoranda development, monitoring and reporting.
We have a dedicated sustainability team whose responsibilities include supporting the broader firm with insights and solutions seeking to evolve and develop our sustainability and impact programs, as well as our ESG risk management practices, in line with client needs and industry best practices. Our sustainability team partners across Hamilton Lane, influencing and contributing to activities such as sustainable investing, sustainable portfolio construction, risk management, post-investment management and monitoring, reporting, client solutions and compliance, among others. In addition, we intend to continue to develop our investment team integration as it relates to ESG and sustainability topics with the goals of enhancing collaboration, broadening the scope of coverage, and increasing participation across our investment business. We are actively growing our dedicated sustainability team and resources.
As a financial services company, the majority of our emissions stem from purchased energy to run our offices and business travel. We calculate our carbon footprint based on our Scope 1, 2, and 3 emissions, excluding financed emissions, and have committed to carbon neutrality for our operations going back to 2019. We have partnered with a climate and sustainable development expert, Climate Impact Partners, to offset the emissions of our calendar 2019 - 2021 operations, we are currently working toward offsetting emissions from our calendar 2022 operations, and we are collecting data necessary to calculate our calendar 2023 emissions. The partnership seeks to offset carbon dioxide emissions by supporting projects with third-party verified carbon credits as well as societal benefit. We have historically supported a wind power project in India, two world-leading clean cooking projects in Bangladesh and Ghana and the Aqua Clara water filter project in Kenya. This water filter project reduces emissions by removing the current practice of using fire to boil and clean water and promotes health, safety and improved quality of life within the population. Since 2022, we have worked with a third party on data verification and calculation of our carbon footprint before purchasing offsets. We received a carbon neutral certification from Climate Impact Partners for our calendar 2021 operations. We are also exploring multiple avenues to reduce our carbon intensity in line with the Task Force on Climate-Related Financial Disclosures (“TCFD”) recommendations.
We have also made a pledge to reach net-zero emissions by 2050 or sooner across all discretionary assets under management. As an important first step towards this goal, we became a signatory to Initiative Climate International (“iCI”) in 2022. iCI is affiliated with PRI and is composed of a platform of leading private equity investors dedicated to understanding and reducing carbon emissions of private equity-backed companies. It was founded to help ensure the private equity industry plays its part in meeting the goals of the Paris Agreement on Climate Change (the “Paris Agreement”). Its members commit to active engagement with portfolio companies to manage and reduce emissions and to promote sustainability.
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
In 2021, we partnered with a consortium of investors to form Novata, a public benefit corporation created to provide a technology platform that helps private equity firms and private companies navigate the complex ESG landscape. The platform simplifies the process for selecting ESG reporting metrics, provides a secure database to collect and store data and enables its users to make informed investment decisions and report to key stakeholders using insights and analytics tools. We worked with Novata to digitize our fund ESG diligence questionnaire and our annual ESG/DE&I survey, both of which we are now issuing through Novata’s platform. We are also issuing data collection for impact key performance indicators and other non-financial metrics across selected products through Novata and seek to explore the buildout of further use cases.
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
We fully integrate ESG into all of our investment due diligence processes and utilize third-party risk rating and identification metrics to understand the geographic, social and environmental risks across industries and investments. As part of our standard process, we rate general partners based on their approach and integration of ESG, the risk profile of their track record and the risk profile of the proposed strategy, helping our clients understand how their general partners are performing while also allowing us to identify the areas in which to engage with the general partners. Our proprietary rating system seeks to benchmark general partners to best practices, which means that the standards we expect from our general partners are continuously increasing. In 2022, we continued to embed ESG throughout our due diligence processes, including the integration of ESG earlier in our process, through the inclusion of tracking EU Sustainable Finance Disclosure Regulation (“SFDR”) Articles and other ESG factors in our screening and meeting memoranda. Further, we have enhanced our proprietary ESG Organizational Rating Framework as an extension of the ESG rating system, comprised of 23 variably weighted ESG-related questions. General partners are ranked on a scale of one to five to produce an aggregated organizational ESG score.
Included in our overall approach to ESG is our ongoing focus on diversity and social inclusion both at the general partner and underlying portfolio company level. This process is both qualitative and quantitative, and final recommendations are based on whether an investment satisfies both parts of the process. Further, we work with both general partners and our clients to help them develop their own ESG policies and procedures, as necessary. By incorporating ESG factors across our investment process and increasing the level of available information, we are aiming to help our clients better understand and meet their responsible investing objectives. We use our best efforts not to invest discretionary capital in companies that operate in excluded sectors. Post-investment, we monitor general partners and their developing portfolios and direct investment portfolio companies to ensure adherence to ESG policies and commitments. We have implemented technology solutions to actively monitor ESG incidents in products and client portfolios. This new technology allows us to become aware of ESG risks sooner and engage our investment teams and the general partners with whom we have invested, depending on a materiality assessment. We have procedures in place for our evergreen and closed-end products for materiality evaluation, escalation and engagement, and have developed procedures with respect to several discretionary client portfolios. To further increase our monitoring of ESG metrics, Hamilton Lane began issuing our detailed annual ESG/DE&I survey to all managers with whom we have invested discretionary capital as an annual exercise in 2020, so our teams can assess whether managers are meeting their ESG goals year over year, and where they may be lagging. This provides another avenue for potential engagement to improve ESG integration in the industry. We ultimately seek to standardize ESG reporting capabilities across our platform.
At Hamilton Lane, we guide our team to take a materiality approach to risk assessment pre-investment, outlining core risks and attributes of each investment to our investment committee, including those related to ESG. We seek to partner with managers who are managing and mitigating ESG risk within their investment practices rather than excluding entire sectors from our investment remit. However, special consideration and enhanced scrutiny are given to investments in areas with potentially higher ESG risks, such as mining, fossil fuel production, deforestation, alcohol, gambling and companies with operations in regions with a history of ESG abuses.

We aim to highlight material risks in our pre-investment assessments and generally have not prescribed a defined list of investment criteria given our broad investment coverage; however, we have outlined some sensitivities to guide our investment teams. As it relates to environmental risks, we are sensitive to topics such as greenhouse gas emissions, pollution, natural resource consumption and waste management. As it relates to social risks, we are sensitive to topics such as board composition, employee diversity, workplace conditions, supply chain practices, consumer protections and broader societal impacts. As it relates to governance, we are sensitive to topics such as ownership structures, voting rights, compensation, accounting practices, and processes for dealing with conflicts of interest.
As we evolve, we will continue to review and revisit our approach. While we do not anticipate changing our broad views around the importance of responsible investing and taking a materiality approach within our underwriting process, we may evolve our policies and procedures as it relates to our sensitivities and exclusions and guidance to our investment teams on handling them. Today, given the risks they pose to our planet and collective well-being, we do not directly invest through our discretionary capital in thermal coal, oil sands, or non-sustainable forestry practices. Given the risks they pose to our neighbors around the world, we do not directly invest through our discretionary capital in companies that derive revenue from or support controversial weapons (defined as chemical/biological, nuclear, cluster munitions and landmines), abusive lending practices, pornography, animal cruelty, child labor, human trafficking or forced labor.
Our approach to impact investing moves beyond our integrated ESG procedures and targets investments that have intentionality around non-financial environmental or social goals. We place emphasis on measurable and reportable impact through a variety of matrices. The same rigorous underwriting, shared intelligence, data and resources are utilized across Hamilton Lane’s investment and research activities, but with a view towards impact. From initial ESG screening to monitoring and reporting, the impact assessment is overseen by the RIC. The impact assessment consists of an initial impact screening, full impact due diligence and post-close monitoring and reporting of identified impact metrics.
Furthermore, we have been a signatory to the PRI since 2008 and also helped develop the PRI Limited Partners’ Responsible Investment Due Diligence Questionnaire.
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
We seek to identify managers that incorporate environmental best practices or who have shown significant progress towards industry best practices through our request-for-information process and annual ESG/DE&I surveys. We recognize that risks vary by sector and deal and understand a suitable environmental risk mitigation strategy will depend on the associated risks of the manager’s investment focus.
Social Best Practices
Hamilton Lane has long prioritized both our internal diversity efforts across our global teams and the health of the communities in which we invest and operate. In early 2021, we became a signatory to the

Diversity in Action Initiative of the Institutional Limited Partners Association (“ILPA”). This effort focuses on foundational actions that limited partner and general partner organizations are taking to advance DE&I, both internally and throughout the industry more broadly. In 2022, we partnered with Ownership Works, a nonprofit organization that works with companies and investors to provide all employees with the opportunity to build wealth through equity, and Mario Giannini, one of our executive co-chairmen, serves on its board of directors. Also in 2022, we officially became a member of the National Association of Investment Companies, the largest network of diverse-owned private equity firms and hedge funds. We are a member firm of Out Investors, a global network with a mission to make the investing industry more welcoming for LGBTQ professionals.
In addition, we seek to partner with managers who share our dedication to these issues and exhibit progress towards industry best practices, which we assess through our request-for-information process and annual ESG/DE&I survey.
We also seek to invest in diverse organizations and partner with managers who share a commitment to DE&I. As of December 31, 2023, we invested $10.5 billion in discretionary and advisory capital to diverse funds over the two years prior to that date, with a diverse manager being one where there is 25% or more diversity in at least two of the following four categories: ownership level, carried interest, investment committee or investment team.
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
 Our subsidiaries that serve as the general partners of or advisors to our specialized funds and customized separate accounts have fiduciary and contractual obligations to the investors in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties. As a result, we may take actions with respect to the allocation of investments among our specialized funds and customized separate accounts (including funds and accounts that have different fee structures), the purchase or sale of investments in our specialized funds and customized separate accounts, the structuring of investment transactions for those specialized funds and customized separate accounts, the advice we provide or other actions in order to comply with these fiduciary and contractual obligations. In addition, because many of our senior management and other professionals hold their economic interests in us through HLA and certain of its affiliates, which are not subject to U.S. federal and state entity-level income taxes, and our Class A common stockholders hold their interests through Hamilton Lane Incorporated, which is subject to entity-level taxation as a corporation in the United States, conflicts relating to the selection and structuring of investments or other matters may arise between senior management and our other professionals, on the one hand, and the Class A stockholders of Hamilton Lane Incorporated, on the other hand.
Our ability to retain our senior management team and attract additional qualified investment professionals is critical to our success.
Our success depends on our ability to retain our senior management team and to recruit additional qualified investment, sales and other professionals. The individuals that comprise our senior management team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss or prolonged absence of any one of our senior management team or other key personnel could adversely affect certain client relationships, reduce our productivity or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. Senior managing directors have left the firm in the past and others may do so in the future, and we cannot predict the impact that the departure of any senior managing director will have on our ability to achieve our investment objectives. In addition, given recent regulatory developments, we may be unable to enforce the non-competition agreements we have in place with the majority of our employees, and there is no guarantee that our other arrangements with our employees, such as our non-solicitation agreements, will be enforceable or will prevent our employees from leaving, joining our competitors or otherwise competing with us. In order to retain and attract qualified investment professionals, we expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. However, we may not be successful in our efforts, as the market for investment professionals is extremely competitive. In addition, the governing agreements of our specialized funds typically require the suspension of the investment period if, depending on the fund, between two and ten designated members of our senior management team cease to devote sufficient professional time to or cease to be employed by HLA, often called a “key person event,” or in connection with certain other events. Any change to our senior management team could materially and adversely affect our business, financial condition and results of operations.
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
We have and will continue to provide resources to foster the development of new product offerings and business strategies by our investment professionals and launch successor and related products, such that our new strategies seek to achieve a level of scale and profitability. To raise new funds and pursue new strategies, we have and expect to continue to use our balance sheet capital to warehouse seed investments, which may decrease the liquidity available for other parts of our business. If a new strategy or fund does not develop as anticipated or our balance sheet assets cease to provide adequate liquidity, we may be forced to realize losses or become limited in our ability to seed new funds or strategies or support existing ones as currently contemplated. Further, we have from time to time and intend to continue to explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions and have and may continue to use our balance sheet capital to do so. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours. Further, our strategic initiatives include the acquisition of minority interests in third parties, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability for, losses or reputational damage relating to, systems, controls and personnel that are not under our control.
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
We expect to continue to utilize debt to finance and grow our operations, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends, stock repurchases or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Further, there is no guarantee that we will be able to obtain new borrowings or refinance existing borrowings on favorable terms when they mature. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could materially and adversely affect our business, financial condition and results of operations.
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
Any investor that did not fund a capital call would be subject to several possible penalties, including having a meaningful amount of its existing investment forfeited in that fund. However, the impact of the penalty is directly correlated to the amount of capital previously invested by the investor in the fund. For instance, if an investor has invested little or no capital early in the life of the fund, then the forfeiture penalty may not be as meaningful. A failure of clients or investors to honor capital calls to a significant degree could have a material adverse effect on our business, financial condition and results of operations.
Our failure to comply with investment guidelines set by our clients could result in damage awards against us or a reduction in AUM, either of which would adversely affect our business.
When clients retain us to manage assets on their behalf, they specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Our failure to comply with these guidelines and other limitations could result in clients terminating their investment management agreement with us, as these agreements generally are terminable without cause on 30 to 90 days’ notice. Clients could also sue us for breach of contract and seek to recover damages from us. Even if we comply with all applicable investment guidelines, a client may be dissatisfied with its investment performance or our services or fees, and may terminate their customized separate accounts or advisory accounts or be unwilling to commit new capital to our specialized funds, customized separate accounts or advisory accounts. Any of these events could materially and adversely affect our business.
Misconduct by our employees, advisors or third-party service providers could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
There is a risk that our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of laws, obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these laws, obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us by subjecting us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence. Our business also often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to engage in fraudulent activity, violate regulatory standards or improperly use or disclose sensitive or confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. The pervasiveness of social media and electronic communications and the increasing prevalence of artificial intelligence could also lead to faster and wider dissemination of any adverse publicity or inaccurate information about us, making effective remediation more difficult and further magnifying the reputational risks associated with negative publicity. It is not always possible to detect or deter misconduct, and the precautions we take that seek to detect and prevent undesirable activity may not be effective. In addition, we allow our employees to work on a hybrid schedule or remotely, which has required us to develop and implement additional precautions in order to detect and prevent employee misconduct. Such additional precautions, which may include the implementation of security and other restrictions, may make our systems more difficult and costly to operate and may not be effective in preventing employee misconduct in a remote work environment. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of misconduct, our business and our reputation could be materially and adversely affected. See “—Risks Related to Our Industry—Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.”
If the investments we make on behalf of our specialized funds or customized separate accounts perform poorly, we may suffer a decline in our investment management revenue and earnings, and our ability to raise capital for future specialized funds and customized separate accounts may be materially and adversely affected.
Our revenue from our investment management business is derived from fees earned for our management of our specialized funds, customized separate accounts and advisory accounts, incentive fees, or carried interest, with respect to certain of our specialized funds and customized separate accounts, and monitoring and reporting fees. In the event that our specialized funds, customized separate accounts or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline, and it will be more difficult for us to raise capital for new specialized funds or gain new or retain current customized separate account clients in the future. Furthermore, underlying investments within our specialized funds and customized separate accounts reflect valuations reported elsewhere in this Form 10-K that are determined as of December 31, 2023. Decreases in public markets and credit indices as well as decreases in current or future estimated performance of underlying portfolio companies in quarters ending after that date may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. The risk of clawback can occur as a result of diminished investment performance. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs could result in losses for the applicable fund and the loss of potential incentive fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund NAVs, whether due to error or otherwise, could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients. Further, we often engage third-party valuation agents to assist us with the valuations. It is possible that a material fact related to the target of the valuation might be inadvertently omitted from our communications with them, resulting in an inaccurate valuation.
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
We cannot give assurance as to the degree of diversification that will be achieved in any of our specialized funds or customized separate accounts. Difficult market conditions or slowdowns affecting a particular asset class, industry, geographic region or other category of investment could have a significant adverse impact on a given specialized fund or customized separate account if its investments are concentrated in that area, which could result in lower investment returns. Accordingly, a lack of diversification on the part of a specialized fund or customized separate account could adversely affect its investment performance and, as a result, our business, financial condition and results of operations.
Our specialized funds and customized separate accounts make investments in funds and companies that we do not control.
Investments by most of our specialized funds and customized separate accounts will include debt instruments and equity securities of companies that we do not control. Our specialized funds and customized separate accounts may invest through direct investment arrangements or acquire minority equity interests and may also dispose of a portion of their equity investments in portfolio companies over time in a manner that results in their retaining a minority investment. Consequently, the performance of our specialized funds and customized separate accounts will depend significantly on the investment and other decisions made by third parties, which could have a material adverse effect on the returns achieved by our specialized funds or customized separate accounts. Portfolio companies in which the investment is made may make business, financial or management decisions with which we do not agree. In addition, the majority stakeholders or their management may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values of our investments and the investments we have made on behalf of clients could decrease and our financial condition, results of operations and cash flow could suffer as a result.
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
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. We strive to maintain a work environment that reinforces our culture of collaboration, motivation and doing the right thing. If we do not continue to develop and implement appropriate processes and tools to maintain this culture, particularly in light of rapid and significant growth in our employee population and our permitting hybrid and remote/office work, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.
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
We may find it harder to retain and raise funds, and we may lose investment opportunities in the future, if we do not offer prices, structures and terms competitive with those offered by our competitors. We may not be able to maintain our current fee structure as a result of industry pressure from private markets investors to reduce fees. In order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service that incentivize our investors to pay our desired fee rates. We cannot assure you that we will succeed in providing investment returns and service that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.
Our risk management strategies and procedures may leave us exposed to unidentified or unanticipated risks.
Risk management applies to our operations as well as to the investments we make for our specialized funds and customized separate accounts. We have developed and continue to update strategies and procedures specific to our business for identifying, assessing, managing and mitigating risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified, including those related to difficult market or geopolitical conditions. Given the large number and size of our funds, we often have large positions with a single counterparty. For example, we and most of our funds have credit lines. If the lender under one or more of those credit lines were to freeze the account in response to sanctions or become insolvent, we may have difficulty replacing the credit line and the affected fund(s) or we may face liquidity challenges, which may adversely affect our business operations or the fund’s ability to close on an investment. If that counterparty is unable to perform its obligations or performs below our standards, we, our specialized funds, customized separate accounts and other investments may be adversely affected. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we introduce new types of investment structures, products or services, our historical data may be incomplete. Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including our right to receive incentive fees.
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
Moreover, the due diligence investigation that we will carry out with respect to any investment opportunity may not detect or highlight all relevant facts (including bribery, fraud or other illegal activities) or risks that are necessary or helpful in evaluating such investment opportunity. Instances of bribery, fraud, accounting irregularities and other improper, illegal or corrupt practices can be difficult to detect and may be more widespread in certain jurisdictions. Many of our specialized funds, customized separate accounts or advisory accounts have invested in emerging market countries that may not have established laws and regulations that are as stringent as in more developed nations, or where existing laws and regulations may not be consistently enforced. Due diligence on investment opportunities in these jurisdictions is frequently more complicated because consistent and uniform commercial practices in such locations may not have developed, and bribery, fraud, accounting irregularities and corrupt practices can be especially difficult to detect in such locations. Such misconduct may undermine our due diligence efforts with respect to such companies and could negatively affect the valuations of investments in such companies. Further, we may not identify or foresee future developments that could have a material adverse effect on an investment, such as misconduct by personnel at companies in which our specialized funds, customized separate accounts or advisory accounts invest. Isolated incidents involving such matters have occurred in the past but have not had a material impact on our financial condition or results of operations. Financial fraud or other deceptive practices, or failures by personnel at such third-party companies to comply with anti-bribery, trade sanctions or other legal and regulatory requirements, could cause significant legal, reputational and business harm to us.
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
We rely heavily on our and our third-party service providers’ financial, accounting, compliance, monitoring, administration, reporting and other data processing systems and technology platforms, including those of our fund administrators and AIFMs, to conduct our business. If any of these systems do not operate properly, are not operated properly or are disabled or fail, including the loss of or unauthorized access to data, whether caused by fire, natural disaster, power or telecommunications failure, computer viruses, malicious actors, negligence, acts of terrorism or war or otherwise, or if our third-party service providers fail to perform as expected, we could suffer a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, which could materially and adversely affect our business, financial condition and results of operations. Isolated incidents involving such matters have occurred in the past but have not had a material impact on our financial condition or results of operations. If any of our third-party service providers access or use our information for the purpose of competing with us or undermining our efforts, we may lose clients and opportunities, which may adversely affect our financial condition. In addition, we face operational risk from errors made in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. Our and our third-party service providers’ data processing systems and technology may be unable to accommodate our growth or adequately protect the information of our clients or address security risks, and the cost of maintaining and improving such systems and technology may increase from our current level. Such a failure or an increase in costs related to such information systems and technology, could have a material adverse effect on our results of operations, financial condition and cash flow. A disaster or a disruption in technology or infrastructure that supports our business, including a disruption involving electronic communications, cloud-based infrastructure or other services used by us, our third-party service providers or other third parties with whom we conduct business, or a disruption directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may not reimburse us for the full amount of our losses. We are also subject to the risk that the financial institutions with which we maintain credit facilities or cash account balances fail. For more information on this risk, please see “—Our indebtedness may expose us to substantial risks, and our cash balances are exposed to the credit risks of the financial institutions at which they are held.”
Failure to maintain the security of our information technology networks, or those of our third-party service providers, or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems, hardware, software, technology infrastructure, online sites and networks, and those of our third-party service providers and their vendors. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and other third parties, in our cloud applications and on our networks, as well as our third-party service providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats and attacks that are intended to gain unauthorized access to our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems. Cyber-attack techniques are continually evolving, may not immediately be recognized and can originate from a wide variety of sources. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face. Any interruption or deterioration in performance, cybersecurity breaches or failures of information systems and technology could impair the quality of our or our funds’ operations, result in significant costs to us, liability to our clients, affect our reputation and adversely affect our business, financial condition and results of operations.
We are dependent on the effectiveness of our and our service providers’ information security policies, procedures and capabilities designed to protect our and their computer, network and telecommunications systems and the data such systems contain or transmit. Measures taken to ensure the integrity of our or our third-party service providers’ systems may not provide adequate protection. A cyberattack could persist undetected over extended periods of time and may not be mitigated in a timely manner to prevent or minimize the impact on us. Attacks on our or our service providers’ information technology infrastructure could enable the attackers to gain unauthorized access to and steal our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds, and attackers have in the past gained unauthorized access to sensitive information about us, our clients and investors by attacking the systems of certain of our service providers. Such prior events, to date, have not had a material impact on our operations, results of operations or financial condition. Attacks range from those common to businesses generally to those that are more advanced and persistent, which may target us because members of our senior management team may have public profiles or because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about our clients and potential investments.
Our and our third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses, bugs, ransomware or other malicious code, employee, vendor or contractor error or malfeasance, and other events that could have a negative impact on the security of our technology systems and data. We, our employees and certain of our third-party service providers have been and expect to continue to be the target of hacking attacks, “phishing” or similar forms of social engineering attacks, and the subject of impersonations and fraudulent requests for money and other forms of activities. Such prior events, to date, have not had a material impact on our financial condition or results of operations. Further, we allow for hybrid and remote/office work, which introduces operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks. There is also a risk that artificial intelligence technologies may be misused or misappropriated by our employees and/or third parties engaged by us, which could result in our confidential information becoming part of a dataset that is accessible by third-party applications and users, including our competitors. Breaches in security, whether malicious in nature or through inadvertent transmittal or other loss of data, could potentially jeopardize our, our employees’ or our clients’ or counterparties’ sensitive, confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks or those of our third-party service providers, or otherwise cause interruptions or malfunctions in our, our employees’, our clients’, our counterparties’ or third parties’ operations, which could result in material financial losses, increased costs, disruption of our business, liability to clients and other counterparties, regulatory intervention or reputational damage, which, in turn, could cause a decline in our earnings and/or stock price. Insurance and other safeguards might only partially reimburse us for our losses, if at all.
In addition, cybersecurity has become a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to privacy, data protection and cybersecurity, such as the General Data Protection Regulation (“GDPR”) in the EU and U.K., the Personal Information Protection Law (“PIPL”) in China and the California Privacy Rights Act (“CPRA”). In addition, the SEC proposed new rules related to cybersecurity risk management for registered investment advisers and funds. If this proposal is adopted, it could increase our compliance costs and potential regulatory liability related to cybersecurity. See “—Rapidly developing and changing data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.” Some jurisdictions have also enacted laws requiring companies to notify individuals and governmental agencies of data security breaches involving certain types of personal data. If we fail to comply with relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures and us more generally.
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
Rapidly developing and changing data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is information that can be used to identify a natural person, including names, photos, email addresses, or computer IP addresses. This data is wide ranging and relates to our clients, employees, counterparties and other third parties. Any actual or perceived inability by us to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruption of our business and operations, and a loss of client confidence and other reputational damage.
As new privacy-related laws and regulations are implemented, the time and resources needed for us to seek compliance with such laws and regulations continues to increase. Many jurisdictions in which we operate have laws and regulations relating to data privacy, cybersecurity and protection of personal information, including the GDPR in the EU and U.K., China’s PIPL and the CPRA in California. Some jurisdictions have also enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. Our compliance obligations include those relating to U.S. state laws and regulations, including, without limitation the CPRA, which provides for enhanced privacy protections for

California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CPRA violations, as well as a requirement of “reasonable” cybersecurity. We are also required to comply with foreign data collection and privacy laws in various non-U.S. jurisdictions in which we have offices or conduct business, including the GDPR, which applies to all organizations processing or holding personal data of EU and U.K. data subjects (regardless of the organization’s location) as well as to organizations outside the EU and U.K. that offer goods or services in the EU or U.K., or that monitor the behavior of EU or U.K. data subjects. Compliance with the GDPR requires us to analyze and evaluate how we handle data in the ordinary course of business, from processes to technology. EU and U.K. data subjects need to be given full disclosure about how their personal data will be used and stored. In that connection, consent must be explicit and companies must be in a position to delete information from their global systems permanently if consent were withdrawn. Financial regulators and data protection authorities throughout the EU and U.K. have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. Penalties for non-compliance can be material. Our business is subject to many privacy laws in many other jurisdictions globally, including Switzerland, Japan, Hong Kong, Singapore, Australia and Canada. In addition, other countries and states are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost, complexity and regulatory enforcement risk of delivering our services. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy and private actors are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements set forth in our contractual arrangements with counterparties. These legal, regulatory and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the United States and globally.
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
Technological developments in artificial intelligence could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.
Technological developments in artificial intelligence, including machine learning technology and generative artificial intelligence, and their current and potential future applications, including in the private investment and financial sectors, as well as the legal and regulatory frameworks within which they operate, are rapidly evolving. The full extent of current or future risks related thereto is not possible to predict. Artificial intelligence could significantly disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.
We intend to seek to avail ourselves of the potential benefits that are available through artificial technologies, which present a number of potential risks. Data that artificial intelligence applications utilize are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms. This could reduce the effectiveness of artificial intelligence technologies and adversely impact us and our operations to the extent we rely on the work product of such technology in our operations. There is also a risk that artificial intelligence tools or applications may be misused or misappropriated by our employees and/or third parties engaged by us. For example, a user may input confidential information, including material non-public information or personal identifiable information, into artificial intelligence technologies, resulting in such information becoming part of a dataset that is accessible by third-party artificial intelligence applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Further, we may not be able to control how third-party artificial intelligence technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. In addition, we have and may continue to communicate externally regarding artificial technology-

related initiatives, including our development and use of artificial intelligence technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of artificial intelligence.
Regulations related to artificial intelligence may also impose on us certain obligations and costs related to monitoring and compliance.
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
We, our specialized funds and customized separate accounts and portfolio companies in which our specialized funds and customized separate accounts invest are subject to increasing scrutiny from clients, investors, regulators, elected officials, stockholders and other stakeholders with respect to ESG matters. Conversely, concerns have been raised, primarily in the United States, as to whether the incorporation of ESG factors into the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize return.
Our investment activities employ risk management tools and frameworks that seek to manage and reduce risks, including incorporating a risk management focus on ESG issues. However, “ESG” can be interpreted under a broad range of definitions. Certain investors have demonstrated an increased focus on ESG in their investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, clients and investors have limited participation in certain investment opportunities and/or conditioned future capital commitments on the taking or refraining from taking of such actions. Clients’ and investors’ increased focus on ESG and similar matters may constrain our investment opportunities. We may also be subject to competing demands from different clients, investors and other stakeholders with divergent views on ESG matters, including the role of ESG in the investment process. In addition, clients and investors may decide to not commit capital to future fundraises based on their assessment of how we approach and consider the ESG cost of investments and whether the return-driven objectives of our specialized funds and customized separate accounts align with their ESG priorities. This divergence increases the risk that any action or lack thereof with respect to ESG matters will be perceived negatively by at least some stakeholders and adversely impact our reputation and business.
For example, government authorities of certain U.S. states have requested information from and publicly scrutinized certain asset managers with respect to whether such managers have adopted ESG policies that would restrict investing in certain industries or sectors, such as traditional energy. These authorities have indicated that such asset managers may lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers boycott or take similar actions with respect to certain industries. Adopting specific ESG investment restrictions may impair our ability to access capital from certain clients and investors, and we may in turn not be able to maintain or increase the size of our specialized funds or raise sufficient capital for new specialized funds, which may adversely impact our revenues. If we do not successfully manage ESG-related expectations across the varied interests of our stakeholders, including existing or potential clients and investors, our ability to access and deploy capital may be adversely impacted. In addition, a failure to successfully manage ESG-related expectations may negatively impact our reputation and erode stakeholder trust.
As part of their increased focus on the allocation of their capital to environmentally sustainable economic activities, certain clients and investors have also begun to request or require data and/or use third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments. Clients may also require the achievement of certain science-based targets related to climate action in their investments, and we may be unable to generate the necessary data or result. In addition, regulatory initiatives to require more disclosures regarding ESG matters are becoming increasingly common, which may further increase the number and type of clients and investors who place importance on these issues and who demand certain types of reporting from us.
The transition to sustainable finance accelerates existing risks and raises new risks for our business that may impact our profitability and success. In particular, ESG matters have been the subject of increased focus by certain regulators, including in the United States and the EU, particularly with respect to the accuracy of statements made regarding ESG practices, initiatives and investment strategies. The SEC has established an enforcement task force to examine ESG practices and disclosures by public companies and investment managers and identify inaccurate or misleading statements, often referred to as “greenwashing.” There have been enforcement actions relating to ESG disclosures and policies and procedures failures, and we expect that there will be a greater level of enforcement activity in this area in the future. The SEC has focused on the labeling by funds of their activities or investments as “sustainable” and examined the methodology used for determining ESG investments, with a focus on whether such labeling is misleading. The SEC has also recently adopted new climate-disclosure rules, which are applicable to us, and proposed or adopted ESG-related rules for investment advisers and for Investment Company Act funds that address, among other things, enhanced ESG-related disclosure requirements concerning the use of ESG themes in their investing practices. This could increase the risk that we are perceived as, or accused of, “greenwashing”. Such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new investors. Further, if regulators disagree with the procedures or standards we use for ESG or impact investing, or new regulations or legislation require a methodology of measuring or disclosing ESG impact that is different from our current practice, it could result in fines or other regulatory sanctions, which could have a material adverse effect on fundraising efforts, our business as a whole and our reputation. See “—Climate change, climate change-related regulation and sustainability concerns could adversely affect our business and the operations of portfolio companies in which our specialized funds and customized separate accounts invest, and any actions we take or fail to take in response to such matters could damage our reputation.”
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
We may also communicate certain initiatives, commitments and goals regarding environmental, diversity, and other ESG-related matters in our SEC filings or in other disclosures by us or our specialized funds. For example, we have publicly pledged to reaching net-zero emissions by 2050 across our discretionary assets under management and to achieving carbon neutrality for our operations going back to 2019. These initiatives, commitments and goals could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives, commitments or goals based on cost, timing or other considerations. In addition, we could be criticized for the accuracy, adequacy or completeness of the disclosure related to our or our specialized funds’ or customized separate accounts’ ESG-related policies, practices, initiatives, commitments and goals, and progress against those goals, which disclosure may be based on frameworks and standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. We could also be criticized for the scope or nature of our initiatives or goals or for any revisions to these goals. Further, as part of our ESG practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our goals within the scope of ESG on a timely basis, or at all, we may be subject to enforcement action and our reputation could be adversely affected, particularly if in connection with such matters we were to be accused of “greenwashing”.
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
New climate change and sustainability-related regulations or interpretations of existing laws will result in enhanced disclosure obligations, which could negatively affect us, our specialized funds and customized separate accounts and portfolio companies in which they invest and materially increase the regulatory burden and cost of compliance. For example, in March 2024, the SEC adopted final rules regarding the enhancement and standardization of mandatory climate-related disclosures. The new rules mandate extensive disclosure of climate-related data and risks, including financial impacts, physical and transition risks, related governance and strategy, and greenhouse gas emissions, for certain public companies. The final rules are subject to legal challenges in the United States. If the rules become effective in their current form, we will be required to provide the enhanced climate-related disclosures. Further, in October 2023, California enacted climate disclosure laws, requiring certain companies that do business in California to publicly disclose their Scope 1, 2, and 3 greenhouse gas emissions and issue public reports on their climate-related financial risk and related mitigation measures. While the full impact of these new rules and regulations on our business is still uncertain, such increased obligations may require us to incur significant additional costs to comply, including the implementation of additional internal controls, processes and procedures and increased oversight obligations on our management and board of directors. In the EU, the SFDR currently imposes disclosure requirements on certain of our funds and the EU Taxonomy Regulation supplements SFDR’s disclosure requirements for certain entities and sets out a framework for classifying economic activities as “environmentally sustainable.” There is considerable legal uncertainty about how to comply with these regimes. We cannot guarantee that our current approach will meet future regulatory requirements, reporting frameworks or best practices. Collecting, measuring and reporting the information and metrics required under the various existing regulations has imposed administrative burden and increased cost on us, and such burden and cost are likely to increase as new regulations are enacted, particularly if the requirements imposed on us by various regulations lack harmonization on a global basis. We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings or in other disclosures, which subjects us to additional risks, including the risk of being accused of “greenwashing”.
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
•    terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic events, which may reduce business activity, threaten the safety of our international offices, employees and clients, and affect our plans to expand in particular regions;
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
Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. As a result, there is a risk that we may not be able to send capital to or receive capital from our operating subsidiaries. Our business, financial condition and results of operations could be adversely impacted, possibly materially, if we are unable to successfully manage these and other risks of international operations in a volatile environment. If our international business increases relative to our total business, these factors could have a more pronounced effect on our operating results or growth prospects.
A pandemic or global health crisis may adversely impact our performance and results of operations.
From 2020 to 2022, in response to the COVID-19 pandemic, many countries instituted quarantine restrictions and took other measures to limit the spread of the virus. Such restrictions adversely impacted global commercial activity and contributed to significant disruption and uncertainty in the global financial markets, resulting in increased volatility in equity prices (including our Class A common stock), supply chain disruptions and an increase in inflationary pressures, among other things. The occurrence of another pandemic or global health crisis, could increase the possibility of periods of increased restrictions on business operations, which may adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this Form 10-K.
It is not possible to predict with certainty the possible future business and economic ramifications arising from the occurrence of another pandemic or global health crisis, but such events could: (i) restrict our ability to easily travel and meet with prospective and current clients in person (which inhibits building and strengthening our relationships with them); (ii) impede our ability to market our funds and attract new business (which may result in lower or delayed revenue growth); (iii) restrict our ability to conduct on-site due diligence as may be appropriate for a potential investment (which can impede the identification of investment risks); (iv) cause a slowdown in fundraising activity (which could result in delayed or decreased management fees); (v) cause a slowdown in our deployment of capital (which could adversely affect our revenues and our ability to raise capital for new or successor funds); (vi) limit the ability of general partners to exit existing investments (which could decrease incentive fee revenue); and (vii) adversely impact our liquidity and cash flows due to declines in revenues. Further, our specialized funds and customized separate accounts could be invested in industries that are materially impacted, and companies in those industries could suffer materially, become insolvent or cease operations altogether, any of which would decrease the value of the investments and/or cause significant volatility in valuations. Decreases in public markets and credit indices as well as decreases in current or future estimated performance of underlying portfolio companies may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period.
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
•    further innovations in financial technology (or fintech) have the potential to disrupt the financial industry and change the way financial institutions, as well as investment managers, do business, and could exacerbate these competitive pressures;
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
Difficult or volatile market, economic and geopolitical conditions can adversely affect our business and the investments made by our specialized funds, customized separate accounts and advisory accounts in many ways, each of which could materially reduce our revenue, earnings and cash flow.
Our business and the performance of investments made by our specialized funds, customized separate accounts and advisory accounts can be materially affected by difficult or volatile market, economic and geopolitical conditions and events in the United States or throughout the world that are outside our control, including interest rates, inflation, economic recession, the availability of credit, changes in laws, trade barriers, public health crises, natural disasters, civil unrest, trade conflicts, war or threat of war, terrorism or political uncertainty. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them.
While inflation has decreased in the United States compared to prior years, calendar year 2023 was characterized by elevated inflation and high interest rates, which contributed to significant volatility in the debt and equity markets. In addition, geopolitical conflicts outside of our control, including the ongoing war between Russia and the Ukraine and an evolving conflict in the Middle East, have contributed and may continue to contribute to volatility in the global financial markets, which may adversely impact our performance and the performance of our funds.
Market deterioration has caused us, the specialized funds and customized separate accounts we manage and the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. We have also been required by applicable accounting rules to write down the valuations of investments. These market conditions have also impacted our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. In fiscal 2024, there were fewer IPOs and sales of the portfolio companies in our funds. To the extent periods of volatility are coupled with a lack of realizations from clients’ existing private markets portfolios, such clients may be left with disproportionately outsized remaining commitments, which significantly limits their ability to make new commitments. In addition, during periods of adverse market, economic or geopolitical conditions, our specialized funds may have difficulty accessing financial markets, which could make it more difficult or impossible for them to obtain funding for additional investments. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues. Furthermore, such conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments.
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
In recent years, lending markets experienced challenges amid the failure of multiple regional banks in the United States and elsewhere, which created bank-specific and broader financial institution liquidity risk concerns. Future adverse developments with respect to specific financial institutions or the broader financial services industry may lead to market-wide liquidity shortages and could have a negative impact on the economy and business activity globally, and therefore could adversely affect the performance of our business, specialized funds, customized separate accounts and advisory accounts. For information regarding risks related to our indebtedness, see “—Our indebtedness may expose us to substantial risks, and our cash balances are exposed to the credit risks of the financial institutions at which they are held”. Furthermore, any new or incremental regulatory measures for the U.S. financial services industry may increase costs and create regulatory uncertainty and additional competition for our products. In addition, if the United States were to default on its debt, the negative ramifications on the U.S. and global economies could be unprecedented and long-lasting and may dramatically exacerbate risks highlighted here and elsewhere in this Form 10-K.

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
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. For example, the Inflation Reduction Act imposes, among other things, a new excise tax on stock repurchases. These and other changes could adversely affect the amount and/or timing of tax we may be required to pay. The current administration has also proposed to increase individual ordinary and capital gains tax rates, which would increase the amount of tax distributions that HLA is required to pay to its members. See “—Risks Related to our Organizational Structure—In certain circumstances, HLA is required to make distributions to us and the direct and indirect owners of HLA, and the distributions that HLA will be required to make may be substantial.” Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
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
Our advisory and investment management businesses are subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission, the Internal Revenue Service (the

“IRS”), FINRA and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Code, the Commodity Exchange Act, the Investment Company Act and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results. For example, in August 2023, the SEC adopted new rules and amendments under the Investment Advisers Act (the “Private Fund Adviser Rules”), which require registered investment advisers to distribute quarterly statements containing detailed information about, among other things, compensation, fees and expenses, investments, and performance; obtain an annual audit for private funds; and obtain a fairness or valuation opinion and make certain disclosures in connection with adviser-led secondary transactions. While the full extent of the new rules’ impact cannot yet be determined, especially given a pending legal challenge, we anticipate that these new rules will increase regulatory and compliance costs, place additional burdens on our resources, including the time and attention of our personnel, and heighten the risk of regulatory action.
We regularly rely on exemptions from various applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. Our failure to comply with applicable laws, regulations or regulatory processes could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser or the registration of our broker-dealer subsidiary. Even if an investigation does not result in sanctions, or results in a sanction imposed against us or our personnel that is small in monetary amount, the adverse publicity relating to the investigation or the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. The requirements imposed by our regulators under the Investment Advisers Act are designed primarily to ensure the integrity of the financial markets and to protect our clients and are not designed to protect our stockholders.
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
In addition, HLA is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, HLA has fiduciary duties to its clients. Similarly, our subsidiary, Hamilton Lane Securities LLC, is registered as a broker-dealer with the SEC and FINRA, and it is subject to their rules and regulations. We regularly are subject to requests for information, inquiries and routine informal or formal examinations by the SEC and other regulatory authorities, with which we cooperate. Such examinations can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or termination of our investment adviser or broker-dealer registrations or the commencement of a civil or criminal lawsuit against us or our personnel. SEC actions and initiatives can have an adverse effect on our financial results. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In addition, a number of jurisdictions, including the United States, have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions and divestitures, if such transaction threatens to impair national security. In the United States, the Committee on Foreign Investment in the United States has the authority to review and potentially block, unwind or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. In addition, in August 2023, President Biden signed an Executive Order which prohibits certain investments by U.S. persons in advanced technology sectors in China and jurisdictions designated as “countries of concern.” Even state regulatory agencies may impose restrictions on investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us, our specialized funds, customized separate accounts or the portfolio companies in which they invest to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
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
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the U.K., the EU, the EEA, certain of the individual member states of each of the EU and EEA, Australia, Canada, China, Hong Kong, Israel, Mexico, Singapore, South Korea, Switzerland and Japan, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, marketing activities, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU and U.K., we are subject to the AIFMD, which regulates, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Certain requirements of the AIFMD and the interpretation thereof remain uncertain and may be subject to change. Changes to AIFMD have been adopted, which are expected to come into force in late 2025. These changes could increase the compliance burdens on certain of our funds. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
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
Because many members of our senior management team hold their economic interest in HLA through other entities, conflicts of interest may arise between them and holders of shares of our Class A common stock or us.
Because many members of our senior management team hold their economic interest in HLA directly through holding companies and other vehicles rather than through ownership of shares of our Class A common stock, they may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior management team have different tax positions from Class A common stockholders and from us, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.
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
The market price of our Class A common stock could decline as a result of sales of a large number of shares of Class A common stock in the market or the perception that such sales could occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Shares of Class A common stock that were issued in connection with our IPO to the original members of HLA who became HLI stockholders are “restricted securities”, and their resale is subject to future registration or reliance on an exemption from registration.
The approximately 14.2 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders will be eligible for resale from time to time, subject to certain exchange timing and volume and Securities Act restrictions.
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

The provision of our certificate of incorporation requiring exclusive venue in the Court of Chancery in the State of Delaware or in the federal district courts of the United States of America for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.
Our certificate of incorporation requires, to the fullest extent permitted by law, that (A) the Court of Chancery in the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers or stockholders to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws, (4) any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or bylaws or (5) any action asserting a claim governed by the internal affairs doctrine and (B) the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Although we believe this provision benefits us by making us less susceptible to forum shopping and providing increased consistency in the application of law, the provision may have the effect of discouraging lawsuits against our directors and officers.
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
We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from our business is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either Hamilton Lane Incorporated or HLA is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. HLA does not have significant assets other than its equity interests in certain wholly owned subsidiaries, which in turn have no significant assets other than general partner interests in the specialized funds we sponsor. These wholly owned subsidiaries are the sole general partners of the funds and are vested with all management and control over the funds. We do not believe the equity interests of HLA in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the funds are investment securities. Hamilton Lane Incorporated’s unconsolidated assets consist primarily of cash, a deferred tax asset and Class A units of HLA, which represent the managing member interest in HLA. Hamilton Lane Incorporated is the sole managing member of HLA and holds an approximately 73.6% economic interest in HLA. As managing member, Hamilton Lane Incorporated exercises complete control over HLA. As such, we do not believe Hamilton Lane Incorporated’s managing member interest in HLA is an investment security. Therefore, we believe that less than 40% of Hamilton Lane Incorporated’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe Hamilton Lane Incorporated is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.

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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We maintain a comprehensive cybersecurity program that includes policies and procedures designed to protect our systems, operations and data from unauthorized access, theft and destruction. We utilize a variety of protective measures as part of our cybersecurity program, including:
•reviews of our network access rights and controls;
•penetration testing;
•patch management;
•annual security awareness trainings and assessments for all employees and contingent workers;
•security information and event management software to identify anomalies;
•periodic security review meetings designed to identify vulnerabilities and review remediation efforts;
•a vendor risk management program; and
•cybersecurity tabletop exercises.

We also maintain a comprehensive Security Response Policy designed to inform proper escalation of non-routine cybersecurity events and to coordinate our actions across departments. The policy sets forth, among other things, the following actions in the event of a suspected security breach: incident verification by our cybersecurity team, notification of our ERM committee, notification of an incident response and disclosure team composed of members of our operations, legal, finance and compliance teams, mitigation and remediation actions, and steps to restore business continuity. Our Chief Technology Officer (“CTO”) serves as security coordinator and leads our cybersecurity and information technology team. As of March 31, 2024, no known cybersecurity threats have materially affected, or are reasonably likely to materially affect our Company, including our business strategy, cash flows, financial condition or results of operations.
We engage diligenced third parties as part of our cybersecurity program. On a periodic basis, we engage third-party auditors to assess our cybersecurity controls and procedures. We also engage reputable third-party security firms to conduct annual penetration tests of our physical and digital security. We then work to remediate critical vulnerabilities identified through these assessments.
Our cybersecurity processes are integrated into our Company’s overall risk management processes. Our CTO is a member of our ERM committee and any cybersecurity issues are immediately raised to the committee. In addition, our CTO reports to the audit committee of our board of directors bi-annually, regarding our cybersecurity program and material risks, and once annually to our full board of directors, regarding overall cybersecurity strategy.
We have a range of controls designed to identify, assess, mitigate, manage, and thereby seek to minimize the cybersecurity risks associated with the engagement of third-party service providers. Our approach is tailored based on the types of services provided and the extent and type of data accessed or processed by a third-party vendor. For critical vendors who will have access to our systems or data, we diligence their cybersecurity practices prior to engagement, including requiring responses to standardized information gathering questionnaires. We may conduct additional reviews of certain vendors depending on criticality or risk. In addition, where we consider it to be appropriate, we seek to include in our contractual arrangements with certain of our third‐party vendors provisions addressing best practices with respect to data and cybersecurity, including the right to audit and test their compliance with these contractual requirements.
For a discussion of how risks from cybersecurity threats affect our business, see “Risk Factors—Failure to maintain the security of our information technology networks, or those of our third-party service providers, or data security breaches could harm our reputation and have a material adverse effect on our results of operations, financial condition and cash flow” in Part I, Item 1A of this Form 10-K.
Cybersecurity Governance
Our board of directors has delegated oversight of the Company’s cybersecurity risks to the audit committee. The audit committee reviews the Company’s information technology and data protection strategies, oversees and assesses risk with respect to cyberattacks and data privacy matters and receives bi-annual updates from our CTO. The audit committee then provides updates and recommendations to the full board on cybersecurity matters.
On the management side, our ERM committee oversees the firm’s risk management process, which includes oversight of cybersecurity. Our CTO is a member of this committee, along with other of the most senior professionals at the firm, including our chief operating officer who is also our chief risk officer. Our CTO updates the ERM committee on cybersecurity matters on a quarterly and as-needed basis.
Our CTO has over 20 years of technology and cybersecurity-related experience. Prior to joining the Company, he was Vice President of Operations & Security at Linode, where he led systems engineering, information security & compliance, hardware research & development, and project/product management, and previously held senior positions at GE and GE Digital. He received an M.B.A from Penn State University and a B.S. in Information Sciences & Technology from Penn State University.
To support management’s role in assessing and managing cybersecurity threats, our cybersecurity team conducts periodic security review meetings designed to identify vulnerabilities and review remediation efforts. In addition, we maintain a comprehensive Security Response Policy, which sets forth various actions to be taken in the event of a suspected security breach, including incident verification by our cybersecurity team, notification of our ERM committee, and mitigation and remediation actions. We also have a range of controls designed to identify, assess, mitigate, manage, and thereby seek to minimize the cybersecurity risks associated with the engagement of third-party service providers.
Item 2. Properties
We lease our corporate headquarters and principal offices, which are located at 110 Washington Street, Suite 1300, Conshohocken, Pennsylvania 19428. We also lease additional office space in Denver, Frankfurt, Hong Kong, London, Mexico City, Miami, Milan, New York, Portland (Oregon), San Diego, San Francisco, Scranton, Seoul, Shanghai, Singapore, Stockholm, Sydney, Herzliya, Israel (a suburb of Tel Aviv), Tokyo, Toronto and Zürich. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
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

Holders of Record

As of May 20, 2024, there were five stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of May 20, 2024, there were 26 stockholders of record of our Class B common stock.

Dividend Policy

We declared a quarterly dividend of $0.445 per share of Class A common stock to record holders in each quarter of fiscal 2024. On May 23, 2024, we declared a quarterly dividend of $0.49 per share of Class A common stock to record holders at the close of business on June 14, 2024. The payment date will be July 5, 2024. We do not pay dividends on our Class B common stock.
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
Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on March 31, 2019 through March 31, 2024, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 31, 2019, and dividends reinvested in the security or index.
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

Total Return Performance
Index Value
350
300
250
200
150
100
50
0
03/31/19
03/31/20
03/31/21
03/31/22
03/31/23
03/31/24
Hamilton Lane Incorporated
S&P 500 Index
Dow Jones US Asset Managers Index

	3/31/19	3/31/20	3/31/21	3/31/22	3/31/23	3/31/24
Hamilton Lane Incorporated	$100.00	$129.38	$210.91	$187.05	$183.34	$284.77
S&P 500	100.00	93.01	145.40	168.13	155.09	201.41
Dow Jones US Asset Managers Index	100.00	85.38	148.70	162.10	146.43	193.58

Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2024	1,973	$117.9	—	$50,000,000
February 1-29, 2024	—	$—	—	$50,000,000
March 1-31, 2024	32,974	$107.81	—	$50,000,000
Total	34,947	$108.38	—	$50,000,000
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
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors”, the “Summary of Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2024, fiscal 2023 and fiscal 2022 are to our fiscal years ended March 31, 2024, 2023 and 2022, respectively.
This section of this Form 10-K generally discusses fiscal 2024 and fiscal 2023 items and year-over-year comparisons between fiscal 2024 and fiscal 2023. A detailed discussion of fiscal 2022 items and year-over-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on May 25, 2023.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $92.5 billion of our AUM as of March 31, 2024.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $31.9 billion of our AUM as of March 31, 2024.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $796.2 billion of AUA as of March 31, 2024.
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
Trends Affecting Our Business
Our results of operations are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States, Western Europe and Asia. As interest rates remain elevated in response to continued inflationary pressures and public equity volatility continues, leading to a wider range of equity returns, we see increasing investor demand for alternative investments to achieve higher and less correlated relative yields and returns on invested capital. As a result, some investors have increased their allocation to private markets relative to other asset classes. In addition, the opportunities in private markets have expanded as firms have created new vehicles and products in which to access private markets across different geographies and opportunity sets.
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
Recent Transactions
March 2024 Offering
In March 2024, we and a selling stockholder completed a registered offering of an aggregate of 1,922,322 shares of Class A common stock at a price to the underwriter of $108 per share (the “March 2024 Offering”). The purpose of the March 2024 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of 55,000 shares held by the selling stockholder and 1,867,322 shares newly issued by us. We received $201.7 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,744,872 Class B units and 122,450 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholder.
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
Revenues from advisory and reporting, monitoring, data and analytics services are generally annual fixed fees, which vary depending on the services we provide, and are recognized over the service term. In limited cases, advisory service clients are charged basis point fees annually based on the amounts they have committed to invest pursuant to their agreements with us. In other cases where our services are limited to monitoring and reporting on investment portfolios, clients are charged a fee based on the number of investments in their portfolio.
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
For each of our secondary funds, direct investment funds, strategic opportunity funds and evergreen funds, we generally earn carried interest equal to a fixed percentage of net profits, usually 10.0% to 12.5%, subject to a compounded annual preferred return that is generally 6.0% to 8.0%. To the extent that our primary funds also directly make secondary investments and direct investments, they generally earn carried interest on a similar basis. Furthermore, certain of our primary funds earn carried interest on their investments in other private markets funds on a primary basis that is generally 5% of net profits, subject to the fund’s compounded annual preferred return.
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
Non-operating gain (loss) consists primarily of gains and losses on certain investments, changes in liability under the tax receivable agreement and other non-recurring or non-cash items.
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

Annual Consolidated Results of Operations

	Years Ended March 31,
(in thousands)	2024	2023	2022
Revenues
Management and advisory fees	$451,936	$371,874	$314,228
Incentive fees	101,906	149,931	48,133
Consolidated variable interest entities related:
Incentive fees	—	6,948	5,558
Total revenues	553,842	528,753	367,919
Expenses
Compensation and benefits	204,004	198,412	129,165
General, administrative and other	103,403	89,395	68,040
Consolidated variable interest entities related:
General, administrative and other	617	906	1,150
Total expenses	308,024	288,713	198,355
Other income (expense)
Equity in income of investees	34,893	5,088	78,813
Interest expense	(11,169)	(8,617)	(4,634)
Interest income	5,427	1,789	500
Non-operating (loss) gain	(2,515)	(5,243)	64,469
Consolidated variable interest entities related:
Equity in income of investees	1,598	1,455	483
Unrealized gain	3,034	4,773	4,485
Interest expense	(6)	—	(4)
Interest income	4,581	3,325	—
Total other income	35,843	2,570	144,112
Income before income taxes	281,661	242,610	313,676
Income tax expense	54,454	55,425	66,423
Net income	227,207	187,185	247,253
Less: Income attributable to non-controlling interests in general partnerships	534	986	376
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	80,835	71,027	96,548
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	5,617	4,343
Less: Income attributable to non-controlling interests in consolidated funds	4,980	435	—
Net income attributable to Hamilton Lane Incorporated	$140,858	$109,120	$145,986

Revenues
The following table shows total revenues of the Company (excluding consolidated VIEs):

	Year Ended March 31,		Total Change
(in thousands)	2024	2023
Revenues
Management and advisory fees
Specialized funds	$261,012	$196,268	$64,744
Customized separate accounts	128,826	117,763	11,063
Advisory	24,229	24,785	(556)
Reporting, monitoring, data and analytics	24,711	24,792	(81)
Distribution management	5,054	2,560	2,494
Fund reimbursement revenue	8,104	5,706	2,398
Total management and advisory fees	451,936	371,874	80,062
Incentive fees
Specialized funds	89,988	118,212	(28,224)
Customized separate accounts	11,918	31,719	(19,801)
Total incentive fees	101,906	149,931	(48,025)
Total revenues	$553,842	$521,805	$32,037
Year ended March 31, 2024 compared to year ended March 31, 2023
Total revenues increased $32.0 million for fiscal 2024 compared to fiscal 2023, due to an increase in management and advisory fees partially offset by a decrease in incentive fees.
Management and advisory fees increased $80.1 million for fiscal 2024 compared to fiscal 2023. Specialized funds revenue increased by $64.7 million compared to the prior year, due primarily to a $41.3 million increase in revenue from our latest secondary fund and a $25.3 million increase in revenue from our evergreen funds, which added $2.4 billion and $2.7 billion, respectively, in fee-earning AUM year-over-year. Revenue from our latest secondary fund included $19.6 million in retroactive fees during fiscal 2024 compared to $2.4 million in retroactive fees from our latest direct equity fund during fiscal 2023. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $11.1 million in fiscal 2024 due to a $2.9 billion increase in fee-earning AUM from the addition of several new accounts, additional allocations from existing accounts and continued investment activity during the fiscal year. Distribution management revenue increased $2.5 million in fiscal 2024 due to increased stock distribution activity from investments held by clients that are managed by us. Fund reimbursement revenue increased by $2.4 million attributed primarily to the timing of newly created funds.
Incentive fees decreased $48.0 million for fiscal 2024 compared to fiscal 2023 due primarily to decreases in incentive fees from several funds having been in the general partner catch-up period in the prior fiscal year. The catch-up period allocates distributions to the general partner to the agreed upon carried interest once the investors' total invested capital is returned and the preferred return is achieved.

Expenses
The following table shows total expenses of the Company (excluding consolidated VIEs):

	Year Ended March 31,		Total Change
(in thousands)	2024	2023
Expenses
Compensation and benefits
Base compensation and benefits	$166,394	$149,318	$17,076
Incentive fee compensation	25,477	39,144	(13,667)
Equity-based compensation	12,133	9,950	2,183
Total compensation and benefits	204,004	198,412	5,592
General, administrative and other	103,403	89,395	14,008
Total expenses	$307,407	$287,807	$19,600
Year ended March 31, 2024 compared to year ended March 31, 2023
Total expenses increased $19.6 million for fiscal 2024 compared to fiscal 2023, due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $5.6 million for fiscal 2024 compared to fiscal 2023, due primarily to an increase in base compensation and benefits, partially offset by a decrease in incentive fee compensation. Base compensation and benefits increased $17.1 million for fiscal 2024 compared to fiscal 2023, due primarily to an increase in salary expense from additional headcount. Incentive compensation decreased $13.7 million for fiscal 2024 compared to fiscal 2023 due to a decrease in incentive fee revenue. Equity based compensation increased $2.2 million in fiscal 2024 compared to fiscal 2023, driven primarily by a full year of expense related to performance awards included in fiscal 2024 compared to fiscal 2023 due to the performance awards being issued in September 2022.
General, administrative and other expenses increased $14.0 million for fiscal 2024 compared to fiscal 2023. This change consisted primarily of a $6.7 million increase in third-party commissions primarily attributed to the increase in gross subscriptions to our evergreen funds, a $2.6 million increase in fund reimbursement expense attributed to the timing of newly created funds, a $2.1 million increase in technology related expense and a $1.7 million increase in travel, conferences and marketing expenses.

Other Income (Expense)
The following table shows the total other income (expense) of the Company (excluding consolidated VIEs):

	Year Ended March 31,		Total Change
(in thousands)	2024	2023
Other income (expense)
Equity in income of investees
Primary funds	$515	$67	$448
Direct investment funds	12,061	(2,941)	15,002
Secondary funds	4,376	693	3,683
Customized separate accounts	9,232	(383)	9,615
Evergreen funds	9,173	7,603	1,570
Other equity method investments	(464)	49	(513)
Total equity in income of investees	34,893	5,088	29,805
Interest expense	(11,169)	(8,617)	(2,552)
Interest income	5,427	1,789	3,638
Non-operating loss	(2,515)	(5,243)	2,728
Total other income (expense)	$26,636	$(6,983)	$33,619
Year ended March 31, 2024 compared to year ended March 31, 2023
Other income (expense) increased $33.6 million for fiscal 2024 compared to fiscal 2023, due primarily to increases in equity in income of investees.
Equity in income of investees increased $29.8 million for fiscal 2024 compared to fiscal 2023. This increase was due primarily to a $15.0 million increase across our direct investment funds, a $9.6 million increase in our customized separate accounts, and a $3.7 million increase in gains in our secondary funds.
Interest expense increased $2.6 million for fiscal 2024 compared to fiscal 2023, due primarily to increased interest rates on our variable-rate Term Loan Agreement.
Interest income increased $3.6 million for fiscal 2024 compared to fiscal 2023, attributed primarily to increased rates on interest bearing accounts.
Non-operating loss decreased $2.7 million for fiscal 2024 compared to fiscal 2023, due primarily to a decrease in negative fair value adjustments related to our non-fund investments partially offset by an increase in tax receivable agreement expense. Losses on non-fund investments decreased in fiscal 2024 by $5.8 million compared to fiscal 2023 driven by the recognition of a $43.3 million impairment on an investment offset by $36 million in positive fair value adjustments on several other investments during fiscal 2023. Tax receivable agreement expense increased $3.5 million during fiscal 2024 compared to fiscal 2023, driven primarily by changes in projected income tax rates in fiscal 2024.

Consolidated Variable Interest Entities
The following table shows the results of operations of consolidated VIEs:

	Year Ended March 31,		Total Change
(in thousands)	2024	2023
Revenue
Incentive fees	$—	$6,948	$(6,948)

Expenses
General, administrative and other	$617	$906	$(289)

Other income (expense)
Equity in income of investees	$1,598	$1,455	$143
Unrealized gain	3,034	4,773	(1,739)
Interest expense	(6)	—	(6)
Interest income	4,581	3,325	1,256
Total other income (expense)	$9,207	$9,553	$(346)
Year ended March 31, 2024 compared to year ended March 31, 2023
Incentive fees decreased $6.9 million for fiscal 2024 compared to fiscal 2023, due to decreases in incentive fees from our specialized funds.
Total other income of consolidated VIEs decreased $0.3 million for fiscal 2024 compared to fiscal 2023, due primarily to the decrease in unrealized gain partially offset by an increase in interest income. Unrealized gain decreased by $1.7 million due primarily to the change in fair value of a consolidated Partnership prior to its deconsolidation in fiscal 2024 compared to fiscal 2023. Interest income increased $1.3 million due primarily to interest income of investments earned by a consolidated Partnership prior to its deconsolidation in fiscal 2024 compared to fiscal 2023.
Income Tax Expense
Our effective income tax rate in fiscal 2024 and 2023 was 19.3% and 22.8%, respectively. The fiscal 2024 effective income tax rate was different from the statutory tax rate due to the portion of income allocated to non-controlling interests and valuation allowance recorded against deferred tax assets. The effective income tax rate for fiscal 2024 was less than fiscal 2023 primarily due to changes in valuation allowance recorded against deferred tax assets in fiscal 2024.

Non-Controlling Interests
The following table shows income attributable to non-controlling interests:

	Year Ended March 31,		Total Change
	2024	2023

Income attributable to non-controlling interests in general partnerships	$534	$986	$(452)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	80,835	71,027	9,808
Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	5,617	(5,617)
Income attributable to non-controlling interests in consolidated funds	4,980	435	4,545
Net income attributable to non-controlling interest	$86,349	$78,065	$8,284
Year ended March 31, 2024 compared to year ended March 31, 2023
Net income attributable to non-controlling interests increased by $8.3 million in fiscal 2024 compared to fiscal 2023. The increase was driven primarily by the allocation of net income to non-controlling interest holders based upon their economic ownership percentages, partially offset by our increased economic ownership percentage in Hamilton Lane Advisors, L.L.C during fiscal 2024 and the liquidation of Hamilton Alliance Holdings I, Inc. during fiscal 2023.
Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM:

	Year Ended March 31,			Year Ended March 31,
	2024			2023
	(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$34,684	$22,662	$57,346	$30,938	$18,193	$49,131
Contributions (1)	7,689	6,198	13,887	7,802	5,098	12,900
Distributions (2)	(5,035)	(1,100)	(6,135)	(4,030)	(949)	(4,979)
Foreign exchange, market value and other (3)	236	415	651	(26)	320	294
Balance, end of period	$37,574	$28,175	$65,749	$34,684	$22,662	$57,346

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

Year ended March 31, 2024 compared to year ended March 31, 2023
Fee-earning AUM increased $8.4 billion for fiscal 2024 compared to fiscal 2023 due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $2.9 billion for fiscal 2024 compared to fiscal 2023. Customized separate accounts contributions were $7.7 billion for fiscal 2024 due to new allocations from existing clients and new clients. Distributions were $5.0 billion for fiscal 2024 due to $2.6 billion from accounts moving from a committed to net invested capital fee base, $1.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $1.0 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $5.5 billion for fiscal 2024 compared to fiscal 2023. Specialized fund contributions were $6.2 billion for fiscal 2024, due primarily to $2.4 billion from our latest secondary fund and $2.7 billion from our evergreen funds. Distributions were $1.1 billion for fiscal 2024, due to $1.0 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.1 billion from funds moving from a committed to net invested capital fee base.
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
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight earnings from recurring management fees. FRE represents net income excluding (a) incentive fees and related compensation, (b) interest income and expense, (c) income tax expense, (d) equity in income of investees, (e) non-operating (loss) gain and (f) certain other significant items that we believe are not indicative of our core performance. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.
Adjusted EBITDA
Adjusted EBITDA is an internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our outstanding debt, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e ) non-operating (loss) gain and (f) certain other significant items that we believe are not indicative of our core performance.

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to Fee Related Earnings and Adjusted EBITDA for fiscal 2024, 2023, and 2022:

	Year Ended March 31,
	2024	2023	2022
($ in thousands)
Net income attributable to Hamilton Lane Incorporated	$140,858	$109,120	$145,986
Income attributable to non-controlling interests in general partnerships	534	986	376
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	80,835	71,027	96,548
Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	5,617	4,343
Income attributable to non-controlling interests in consolidated funds	4,980	435	—
Incentive fees	(101,906)	(156,879)	(53,691)
Incentive fee related compensation (1)	48,406	74,374	25,395
Consolidated VIE related general, administrative and other expenses	566	846	1,176
Revenue related to consolidated funds	394	61	—
Non-operating income related compensation	59	367	1,810
Interest income	(10,008)	(5,114)	(500)
Interest expense	11,175	8,617	4,638
Income tax expense	54,454	55,425	66,423
Equity in income of investees	(36,491)	(6,543)	(79,296)
Non-operating (gain) loss	(519)	470	(68,954)
Fee Related Earnings	$193,337	$158,809	$144,254
Depreciation and amortization	8,186	7,442	5,495
Equity-based compensation	12,133	9,950	7,404
Incentive fees	101,906	156,879	53,691
Incentive fees attributable to non-controlling interests	—	(302)	(228)
Incentive fee related compensation (1)	(48,406)	(74,374)	(25,395)
Non-operating income related compensation	(59)	(367)	(1,810)
Interest income	5,427	1,789	500
Adjusted EBITDA	$272,524	$259,826	$183,911
(1)    Incentive fee related compensation includes incentive fee compensation expense, bonus and other revenue sharing related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the years ended March 31, 2024, 2023 and 2022 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2024, 2023, and 2022:

	Year Ended March 31,
	2024	2023	2022

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$140,858	$109,120	$145,986
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	80,835	71,027	96,548
Income tax expense	54,454	55,425	66,423
Adjusted pre-tax net income	$276,147	$235,572	$308,957
Adjusted income taxes (1)	(64,618)	(56,066)	(73,532)
Adjusted net income	$211,529	$179,506	$235,425

Weighted-average shares of Class A common stock outstanding - diluted	53,902,467	53,698,681	53,674,293
Adjusted shares outstanding (2)	53,902,467	53,698,681	53,674,293

Non-GAAP earnings per share	$3.92	$3.34	$4.39

(1)     For the year ended March 31, 2024, represents corporate income taxes at our estimated statutory tax rate of 23.4% applied to adjusted pre-tax net income. The 23.4% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.4%. The years ended March 31, 2023 and 2022, represent corporate income taxes at our estimated statutory tax rate of 23.8% applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%.
(2)    Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement. For the year ended March 31, 2024, 2023, and 2022, the full exchange of Class B and Class C units is already included within the GAAP Weighted-average shares of Class A common stock outstanding - diluted.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through December 31, 2023 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.7	1.6	11.6%	8.7%	59 bps	(185 bps)	395 bps	145 bps
PEF VII	2010	262	289	1.6	1.6	12.3%	8.4%	(156 bps)	(527 bps)	237 bps	(139 bps)
PEF VIII	2012	427	428	1.5	1.5	9.4%	7.0%	(361 bps)	(593 bps)	(37 bps)	(271 bps)
PEF IX	2015	517	519	1.9	1.9	18.8%	16.6%	490 bps	278 bps	800 bps	583 bps
PEF X	2018	278	247	1.5	1.5	17.6%	14.6%	505 bps	148 bps	770 bps	405 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	452 bps	(195 bps)	869 bps	211 bps
Secondary Fund III	2012	909	839	1.4	1.3	12.7%	10.1%	(74 bps)	(358 bps)	311 bps	33 bps
Secondary Fund IV	2016	1,917	2,073	1.7	1.6	16.7%	17.4%	266 bps	289 bps	582 bps	616 bps
Secondary Fund V	2019	3,929	3,745	1.5	1.5	21.6%	20.2%	1,210 bps	1,088 bps	1,449 bps	1,329 bps
Secondary Fund VI	2022	3,577	994	1.4	1.8	94.2%	>100%	6,743 bps	16,963 bps	6,968 bps	17,145 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.3)%	(569 bps)	(746 bps)	(319 bps)	(501 bps)
Co-Investment Fund II	2008	1,195	1,157	2.1	1.8	17.9%	14.3%	569 bps	187 bps	948 bps	561 bps
Co-Investment Fund III	2014	1,243	1,323	1.8	1.6	15.2%	12.2%	102 bps	(199 bps)	434 bps	128 bps
Co-Investment Fund IV	2018	1,698	1,490	2.3	2.1	26.3%	24.5%	1,230 bps	1,034 bps	1,509 bps	1,308 bps
Equity Opportunities Fund V	2021	2,069	1,607	1.3	1.2	14.0%	11.8%	589 bps	417 bps	749 bps	578 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.3	1.2	10.9%	8.5%	493 bps	254 bps	606 bps	370 bps
Strat Opps 2017	2017	435	448	1.3	1.3	11.5%	9.1%	727 bps	473 bps	723 bps	484 bps
Strat Opps IV (Series 2018)	2018	889	870	1.3	1.2	9.9%	7.8%	592 bps	365 bps	613 bps	377 bps
Strat Opps V (Series 2019)	2019	762	711	1.2	1.2	11.8%	9.3%	818 bps	495 bps	631 bps	301 bps
Strat Opps VI (Series 2020)	2021	898	852	1.2	1.1	8.1%	6.5%	653 bps	379 bps	259 bps	42 bps
Strat Opps VII	2022	953	803	1.1	1.1	14.7%	13.4%	341 bps	105 bps	344 bps	162 bps
Strat Opps VIII	2023	700	32	1.0	N/A	N/M	N/A	N/M	N/A	N/M	N/A

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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to December 31, 2023. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of March 31, 2024 and March 31, 2023, our cash and cash equivalents were $114.6 million and $99.7 million, respectively.
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
The Term Loan Agreement has a maturity date of January 1, 2030 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of March 31, 2024, we had an outstanding balance of $97 million under the Term Loan Agreement.
The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of March 24, 2025. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of March 31, 2024, we did not have an outstanding balance under the Revolving Loan Agreement.
The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of March 31, 2024, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.

The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00%. As of March 31, 2024, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.
The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of March 31, 2024 and 2023, the principal amount of debt outstanding equaled $196.9 million and $214.4 million, respectively. We had $128.1 million in availability under the Loan Agreements as of March 31, 2024.
Cash Flows

	Year Ended March 31,
	2024	2023	2022
	(in millions)
Net cash provided by operating activities	$120.9	$226.6	$169.5
Net cash (used in) provided by investing activities	$(122.2)	$177.9	$(70.5)
Net cash provided by (used in) financing activities	$4.4	$(364.1)	$(113.2)
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense, fair value adjustments to investments and depreciation and amortization, all of which are included in earnings. For the years ended March 31, 2024, 2023 and 2022, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses. Additionally, the year ended March 31, 2024 was impacted by cash relinquished upon deconsolidation of a previously consolidated fund while the year ended March 31, 2023 was impacted by an impairment on one of our investments.
Investing Activities
Our investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our investments. For the years ended March 31, 2024, 2023 and 2022, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, purchase of other investments and net contributions to our funds. Additionally, the year ended March 31, 2023 included the sale of investments held in trust by our consolidated SPAC due to its liquidation.

Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled drawdowns and repayments of our outstanding debt. For the years ended March 31, 2024, 2023 and 2022, our net cash used in financing activities was driven primarily by dividends paid to stockholders, payments under the tax receivable agreement, distributions to HLA members and drawdowns and repayments under our Revolving Credit Agreement. Additionally, the year ended March 31, 2023 included the redemption by our consolidated SPAC of its Class A common stock from its holders.
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
We believe we will also continue to evaluate opportunities, based on market conditions, to access the capital markets for working capital or to use proceeds from sales of our Class A common stock to settle in cash exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement. The timing or size of any potential transactions will depend on a number of factors, including market opportunities and our views regarding our capital and liquidity positions and potential future needs. There can be no assurance that any such transactions will be completed on favorable terms, or at all.
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

We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2024, we were required to maintain approximately $5.0 million in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2024, aggregated by type:

	Contractual Obligations, Commitments and Contingencies
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$97.8	$8.8	$16.3	$13.8	$58.9
Debt obligations payable (1)	196.9	2.5	24.4	77.5	92.5
Interest on debt obligations payable (2)	46.8	10.6	19.8	14.4	2.0
Capital commitments to our investments (3)	267.7	267.7	—	—	—
Total	$609.2	$289.6	$60.5	$105.7	$153.4

(1)    Represents scheduled debt obligation payments under our Loan Agreements.

(2)     Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 7.25% on our Term Loan Agreement and the fixed interest rate of 3.50% on our 2020 Multi-Draw Term Loan Agreement.

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
We offer an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain company managed funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. We entered into a separate arrangement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of default by the employee. As of March 31, 2024, the total amount of outstanding loans under the EIP was $1.0 million and we believe the risk of default by an employee to be remote.
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
Revenue Recognition of Incentive Fees
Incentive fees include both carried interest earned from certain specialized funds and performance fees received from certain specialized funds and customized separate accounts. We recognized $101.9 million of incentive fees in fiscal 2024 and have $1.2 billion of unrecognized carried interest as of March 31, 2024.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. As of March 31, 2024, we had deferred tax assets of $261.9 million primarily due to our acquisitions of HLA units. Realization of the deferred tax assets is primarily dependent upon (1) historic earnings, (2) forecasted taxable income, (3) future tax deductions of tax basis step-ups related to our IPO and subsequent unit exchanges, (4) future tax deductions related to payments under the tax receivable agreement, and (5) our share of HLA’s temporary differences that result in future tax deductions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. As of March 31, 2024, we had a valuation allowance of $90.5 million. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates, would have the effect of significantly reducing the value of the deferred tax assets.

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

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of March 31, 2024, the tax receivable agreement resulted in a liability of $201.4 million. Significant changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
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

Interest Rate Risk
 As of March 31, 2024, we had $196.9 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 7.25% as of March 31, 2024. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 7.00% as of March 31, 2024.
Based on the floating rate component of our Loan Agreements payable as of March 31, 2024, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.0 million over the next 12 months.
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
There have been no material changes in our market risk exposures since March 31, 2023.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the Company) as of March 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 23, 2024 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recognition of Net Deferred Tax Asset from Equity Offering and Unit Exchange
Description of the Matter	As further discussed in Note 12 to the consolidated financial statements, in connection with the Company’s equity offering and unit exchanges during the current year (the “Transactions”), the Company recorded a net deferred tax asset of $44.7 million. As further discussed in Note 2 to the consolidated financial statements, the resulting basis differences arising from the Transactions represent a temporary difference for which the Company records a deferred tax asset if it is more likely than not the deferred tax asset will be realized. Realization of this deferred tax asset is dependent upon, among other things, the future tax deductions of tax basis step-ups related to the Transactions.

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
May 23, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Lane Incorporated’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Lane Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and our report dated May 23, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 23, 2024

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2024	2023
Assets
Cash and cash equivalents	$114,634	$99,686
Restricted cash	4,985	4,804
Fees receivable	108,291	47,140
Prepaid expenses	11,073	9,817
Due from related parties	8,150	7,186
Furniture, fixtures and equipment, net	33,013	28,425
Lease right-of-use assets, net	62,425	62,327
Investments	603,697	530,921
Deferred income taxes	261,887	233,912
Other assets	34,435	46,784
Assets of consolidated variable interest entities:
Cash and cash equivalents	—	12,062
Investments	28,575	57,044
Other assets	35	435
Total assets	$1,271,200	$1,140,543

Liabilities and equity
Accounts payable	$4,505	$4,559
Accrued compensation and benefits	35,979	24,190
Accrued members’ distributions	23,815	15,723
Accrued dividend	17,628	15,049
Debt	196,159	213,533
Payable to related parties pursuant to tax receivable agreement	201,422	174,702
Lease liabilities	79,033	78,817
Other liabilities (includes $13,071 and $14,228 at fair value)	36,700	32,856
Liabilities of consolidated variable interest entities:
Other liabilities	1	6,922
Total liabilities	$595,242	$566,351

Commitments and contingencies (Note 16)

Class A common stock, $0.001 par value, 300,000,000 authorized; 40,547,806 and 38,611,919 issued and outstanding as of March 31, 2024 and 2023, respectively	41	39
Class B common stock, $0.001 par value, 50,000,000 authorized; 13,664,635 and 15,409,507 issued and outstanding as of March 31, 2024 and 2023, respectively	14	15
Additional paid-in-capital	208,402	171,567
Retained earnings	316,696	243,823
Total Hamilton Lane Incorporated stockholders’ equity	$525,153	$415,444
Non-controlling interests in general partnerships	5,043	3,877
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	145,762	135,702
Non-controlling interests in consolidated funds	—	19,169
Total equity	$675,958	$574,192

Total liabilities and equity	$1,271,200	$1,140,543

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2024	2023	2022
Revenues
Management and advisory fees	$451,936	$371,874	$314,228
Incentive fees	101,906	149,931	48,133
Consolidated variable interest entities related:
Incentive fees	—	6,948	5,558
Total revenues	553,842	528,753	367,919
Expenses
Compensation and benefits	204,004	198,412	129,165
General, administrative and other	103,403	89,395	68,040
Consolidated variable interest entities related:
General, administrative and other	617	906	1,150
Total expenses	308,024	288,713	198,355
Other income (expense)
Equity in income of investees	34,893	5,088	78,813
Interest expense	(11,169)	(8,617)	(4,634)
Interest income	5,427	1,789	500
Non-operating (loss) gain	(2,515)	(5,243)	64,469
Consolidated variable interest entities related:
Equity in income of investees	1,598	1,455	483
Unrealized gain	3,034	4,773	4,485
Interest expense	(6)	—	(4)
Interest income	4,581	3,325	—
Total other income	35,843	2,570	144,112
Income before income taxes	281,661	242,610	313,676
Income tax expense	54,454	55,425	66,423
Net income	227,207	187,185	247,253
Less: Income attributable to non-controlling interests in general partnerships	534	986	376
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	80,835	71,027	96,548
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	5,617	4,343
Less: Income attributable to non-controlling interests in consolidated funds	4,980	435	—
Net income attributable to Hamilton Lane Incorporated	$140,858	$109,120	$145,986

Basic earnings per share of Class A common stock	$3.72	$3.05	$4.02
Diluted earnings per share of Class A common stock	$3.69	$3.01	$3.98
Dividends declared per share of Class A common stock	$1.78	$1.60	$1.40

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at March 31, 2021	$36	$17	$150,564	$87,512	$2,211	$73,861	$—	$314,201
Net income	—	—	—	145,986	376	96,548	—	242,910
Equity-based compensation	—	—	5,040	—	—	2,364	—	7,404
Purchase and retirement of Class A stock for tax withholding	—	—	(2,204)	—	—	(1,281)	—	(3,485)
Deferred tax adjustment	—	—	2,747	—	—	—	—	2,747
Dividends declared	—	—	—	(51,376)	—	—	—	(51,376)
Capital distributions to non-controlling interests, net	—	—	—	—	836	—	—	836
Member distributions	—	—	—	—	—	(57,953)	—	(57,953)
Offerings adjustment	1	(1)	4,097	—	—	(4,098)	—	(1)
Employee Share Purchase Plan share issuance	—	—	1,265	—	—	595	—	1,860
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	3,027	—	1,316	—	4,343
Equity reallocation between controlling and non-controlling interests	—	—	167	—	—	(167)	—	—
Balance at March 31, 2022	$37	$16	$161,676	$185,149	$3,423	$111,185	$—	$461,486
Net income	—	—	—	109,120	986	71,027	435	181,568
Equity-based compensation	—	—	6,873	—	—	3,077	—	9,950
Purchase and retirement of Class A stock for tax withholding	—	—	(1,611)	—	—	(714)	—	(2,325)
Deferred tax adjustment	—	—	1,813	—	—	—	—	1,813
Dividends declared	—	—	—	(59,462)	—	—	—	(59,462)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	(532)	—	18,734	18,202
Member distributions	—	—	—	—	—	(52,048)	—	(52,048)
Offering adjustment	1	(1)	5,013	—	—	(5,014)	—	(1)
Employee Share Purchase Plan share issuance	1	—	1,337	—	—	599	—	1,937
Adjustment of redeemable non-controlling interest to redemption value	—	—	—	9,016	—	4,056	—	13,072
Equity reallocation between controlling and non-controlling interests	—	—	(3,534)	—	—	3,534	—	—
Balance at March 31, 2023	$39	$15	$171,567	$243,823	$3,877	$135,702	$19,169	$574,192

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at March 31, 2023	$39	$15	$171,567	$243,823	$3,877	$135,702	$19,169	$574,192
Net income	—	—	—	140,858	534	80,835	4,980	227,207
Equity-based compensation	—	—	8,533	—	—	3,600	—	12,133
Purchase and retirement of Class A stock for tax withholding	—	—	(2,491)	—	—	(1,016)	—	(3,507)
Deferred tax adjustment	—	—	7,147	—	—	—	—	7,147
Dividends declared	—	—	—	(67,985)	—	—	—	(67,985)
Capital contributions from (distributions to) non-controlling interests, net	—	—	—	—	632	—	142,924	143,556
Member distributions	—	—	—	—	—	(51,965)	—	(51,965)
Offering adjustment	2	(1)	17,541	—	—	(17,542)	—	—
Employee Share Purchase Plan share issuance	—	—	1,585	—	—	668	—	2,253
Deconsolidation of consolidated fund	—	—	—	—	—	—	(167,073)	(167,073)
Equity reallocation between controlling and non-controlling interests	—	—	4,520	—	—	(4,520)	—	—
Balance at March 31, 2024	$41	$14	$208,402	$316,696	$5,043	$145,762	$—	$675,958

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2024	2023	2022
Operating activities:
Net income	$227,207	$187,185	$247,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,186	7,443	5,495
Change in deferred income taxes	16,697	20,433	23,944
Change in payable to related parties pursuant to tax receivable agreement	318	(3,251)	(5,332)
Equity-based compensation	12,133	9,950	7,404
Equity in income of investees	(34,893)	(5,088)	(78,813)
Net realized loss (gain) on sale of investments	288	(12,230)	(11,936)
Fair value adjustment of other investments	333	(20,730)	(47,487)
Proceeds received from partnerships	28,254	15,981	46,817
Non-cash lease expense	8,696	7,460	9,890
Gain on sale of intangible asset	—	2,771	—
Impairment of other investment	—	43,289	—
Other	706	(2,813)	(815)
Changes in operating assets and liabilities:
Fees receivable	(61,151)	4,729	(22,667)
Prepaid expenses	(1,256)	(2,959)	(683)
Due from related parties	(528)	(5,313)	623
Other assets	15,344	(6,721)	20
Accounts payable	(54)	1,733	654
Accrued compensation and benefits	11,789	4,072	(9,298)
Lease liability	(8,578)	(7,577)	(3,330)
Other liabilities	2,503	(13,216)	12,311
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	—	(2,883)	(4,485)
Cash relinquished with deconsolidation of fund	(101,712)	—	—
Net unrealized gain on investment	(1,406)	—	—
Equity in income of investees	(1,598)	(1,455)	(483)
Change in other assets and liabilities	(426)	5,779	441
Net cash provided by operating activities	$120,852	$226,589	$169,523
Investing activities:
Purchase of furniture, fixtures and equipment	(11,073)	(4,747)	(8,526)
Cash paid for acquisition of business	—	(1,500)	(10,096)
Purchase of convertible notes	(8,000)	(2,535)	—
Purchase of investments	(6,352)	(37,025)	(18,997)
Proceeds from sales of investments	1,343	13,478	12,623
Proceeds from sale of intangible assets	3,305	—	—
Distributions received from investments	—	1,406	12,739
Distributions received from Partnerships	14,147	14,438	15,010
Contributions to Partnerships	(57,722)	(84,557)	(73,240)
Consolidated variable interest entities related:
(Purchase) sale of investments	(57,832)	278,954	—
Net cash (used in) provided by investing activities	$(122,184)	$177,912	$(70,487)

	Year Ended March 31,
	2024	2023	2022
Financing activities:
Proceeds from offering	$201,671	$43,686	$73,833
Purchase of membership interests	(201,671)	(43,686)	(73,833)
Borrowings of debt, net of deferred financing costs	—	31,682	24,925
Repayments of long term debt	(2,500)	(4,496)	(1,840)
Drawdown of revolver	10,000	40,000	—
Repayment of revolver	(25,000)	(25,000)	(15,000)
Repurchase of Class B common stock	(2)	—	(1)
Repurchase of Class A common stock for employee tax withholding	(3,507)	(2,325)	(3,485)
Proceeds received from issuance of shares under Employee Share Purchase Plan	2,253	1,937	1,860
Payments to related parties pursuant to the tax receivable agreement	(11,123)	(10,345)	(23,170)
Dividends paid	(65,406)	(72,409)	(49,630)
Members’ distributions paid	(43,872)	(63,444)	(47,711)
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	770	725	1,424
Distributions to non-controlling interest in general partnerships	(138)	(1,257)	(588)
Redemption of Class A common shares of Hamilton Lane Alliance Holdings I, Inc.	—	(278,205)	—
Contributions from non-controlling interests in consolidated funds	142,924	18,991	—
Net cash provided by (used in) financing activities	$4,399	$(364,146)	$(113,216)
Increase (decrease) in cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	3,067	40,355	(14,180)
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at beginning of the year	116,552	76,197	90,377
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the year	$119,619	$116,552	$76,197

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$114,634	$99,686	$72,138
Restricted cash	4,985	4,804	4,023
Cash and cash equivalents held at consolidated variable interest entities	—	12,062	36
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$119,619	$116,552	$76,197

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering (“IPO”), is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest (“NCI”) related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of March 31, 2024 and 2023, HLI held approximately 73.6% and 70.1%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement in place with HLA’s members, the economic interest in HLA held by HLI will increase.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services, primarily to institutional investors, to design, build and manage private markets portfolios. HLA generates revenues primarily from management and advisory fees, comprised of specialized fund and customized separate account management fees, advisory and reporting fees and distribution management fees and, to a lesser extent, incentive fees, comprised of carried interest earned from our specialized funds and certain customized separate accounts structured as single-client funds in which we have a general partner commitment, and performance fees earned on certain other specialized funds and customized separate accounts. HLA sponsors the formation, and serves as the general partner or managing member, of various limited liability partnerships consisting of specialized funds and certain single client separate account entities (“Partnerships”) that acquire interests in third-party managed investment funds that make private equity and equity-related investments. The Partnerships may also make direct investments, including investments in debt, equity, and other equity-based instruments. The Company, which includes certain subsidiaries that serve as the general partner or managing member of the Partnerships, may invest its own capital in the Partnerships and generally makes all investment and operating decisions for the Partnerships. HLA operates several wholly owned entities through which it conducts its foreign operations.

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
See Note 6 for additional disclosure on VIEs.

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

The results of the consolidated VIEs are reported on a three-month lag, due to the timing of the receipt of related financial statements.

To the extent that management is aware of material events that affect the Partnerships or the consolidated VIEs during the intervening period, the impact of the events would be disclosed in the Notes to Consolidated Financial Statements.

The Company’s revenue earned from Partnerships, including both management and advisory fee revenue and incentive fee revenue, is not accounted for on a lag.

Foreign Currency

The Company and all of its foreign subsidiaries utilize the U.S. dollar as their functional currency. Foreign currency transaction gains (losses) are included in general, administrative and other expenses in the Consolidated Statements of Income.

Cash, Cash Equivalents and Restricted Cash

Cash deposits in interest-bearing money market accounts and highly liquid investments, with an original maturity of three months or less, are classified as cash equivalents. Interest earned on cash and cash equivalents is recorded as interest income in the Consolidated Statements of Income.

Restricted cash at March 31, 2024 and 2023 was primarily cash held by the Company’s foreign subsidiaries to meet applicable government regulatory capital requirements.

Fees Receivable

Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for credit losses has been established as of March 31, 2024 or 2023.

Due from Related Parties

Due from related parties in the Consolidated Balance Sheets consists primarily of advances made on behalf of the Partnerships for the payment of certain operating costs, expenses for which the Company is subsequently reimbursed and amounts due from current employees.

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

Other Assets

Intangible assets

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

The carrying value of the intangible assets was $4,584 and $6,285, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2024 and 2023, respectively. The accumulated amortization of intangibles was $8,367 and $6,666 as of March 31, 2024 and 2023, respectively. Amortization of intangible assets was $1,701, $2,277, and $2,503 for each of the years in the three-year period ended March 31, 2024, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Income. The estimated amortization expense for each of the next five fiscal years is $1,701, $1,465, $1,154, $264, and $0, respectively.

Goodwill
Goodwill of $9,566 and $9,566 as of March 31, 2024 and 2023, respectively, is included in other assets in the Consolidated Balance Sheets and was recorded in conjunction with previous acquisitions. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill under the qualitative approach is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. The Company performed the annual impairment assessment as of December 31, 2023 noting that no goodwill impairment existed.

Convertible notes receivable
Convertible notes receivable of $10,215 and $2,028 as of March 31, 2024 and 2023 are included in other assets in the Consolidated Balance Sheets. Each note is recognized at amortized cost with interest accrued quarterly. Principal and interest obligations may be satisfied by a cash payment or converted to equity of the note issuers at the end of term or upon triggering events as defined in the note agreements. The Company considers the notes receivable to be fully collectible; accordingly, no allowance for credit losses has been established as of March 31, 2024 or 2023.

Equity Method Investments

Investments over which the Company is deemed to exert significant influence but not control are accounted for using the equity method of accounting. For investments accounted for under the equity method of accounting, the Company’s share of income (losses) is included in equity in income of investees in the Consolidated Statements of Income. The Company’s equity in income of investees is generally comprised of realized and unrealized gains from the underlying funds, portfolio companies held by the Partnerships and certain technology investments. The carrying amounts of equity method investments are reflected in investments in the Consolidated Balance Sheets.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is currently assessing the impact of the new requirements.

In March 2024, the SEC adopted final rules to require disclosures about certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. The rules, if implemented, would require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant’s greenhouse gas emissions, if material. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company is currently assessing the impact of the new requirements should the rules be implemented.

The Organization for Economic Co-operation and Development has issued Pillar Two model rules introducing a new global minimum tax of 15%. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting similar legislation. The Company is currently evaluating the rules and assessing the impact of the new requirements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Redeemable Non-Controlling Interest

Redeemable non-controlling interests represented the Class A shares issued by Hamilton Lane Alliance Holdings I, Inc (“HLAH”), that were redeemable for cash by the public stockholders in the event of HLAH’s failure to complete a business combination or tender offer. The redeemable non-controlling interests were initially recorded at their original issue price, net of issuance costs and the initial fair value of separately traded warrants. The carrying amount was accreted to its full redemption value at March 31, 2022.

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
For asset management and arrangement of administrative services, the Company satisfies these performance obligations over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. Management fees from these performance obligations for contracts where the Company has discretion over investment decisions are generally calculated by applying a percentage to unaffiliated

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
committed capital, net invested capital under management or net asset value and are usually billed quarterly. For many partnerships, fees are based on committed capital during the investment period or net invested capital through the remainder of the partnership term. The management fee base is subject to factors outside the Company’s control and therefore estimates of future period management fees are not included in the transaction price, as those estimates would be considered constrained. Advisory fees from these performance obligations for contracts where the Company does not have discretion over investment decisions are generally based upon fixed amounts and are usually billed quarterly.
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
For reporting, monitoring, data and analytics services, the Company satisfies these performance obligations over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed. Reporting and monitoring fees are generally calculated by applying a fixed rate multiplied by the number of funds monitored and are billed quarterly. Data and analytics fees are generally received on an annual basis and recognized over the service term.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Equity-based awards issued are measured at fair value at the date of grant. The fair value of the restricted stock grant is based on the closing stock price on the trading day before the date of grant less the present value of expected future dividends. The fair value of the performance awards are based on a Monte-Carlo simulation valuation model at the date of grant. Expense related to employee equity-based compensation is recorded using the straight-line method over the vesting period. See Note 10 for more information regarding accounting for equity-based awards.

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

Non-Operating Gain (Loss)

Non-operating gain (loss) consists primarily of gains or losses recorded on sales of other assets, fair value adjustments on investments and adjustments to the payable to related parties pursuant to the tax receivable agreement.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Tax Receivable Agreement

The Company’s purchase of HLA Class A units concurrent with its IPO and periodic exchanges by holders of HLA units for shares of the Company’s Class A common stock, or cash, pursuant to the exchange agreement, result in increases in its share of the tax basis of the tangible and intangible assets of HLA, which will increase the tax depreciation and amortization deductions that otherwise would not have been available to HLI. These increases in tax basis and tax depreciation and amortization deductions reduce the amount of cash taxes that HLI would otherwise be required to pay in the future. HLI has entered into a tax receivable agreement with the other members of HLA (the “TRA Recipients”) that requires it to pay them 85% of the amount of cash savings, if any, in U.S. federal, state, and local income tax that HLI actually realizes (or, under certain circumstances, is deemed to realize) as a result of the increases in tax basis in connection with exchanges by the TRA Recipients described above and certain other tax benefits attributable to payments under the tax receivable agreement.

Segments

The Company operates its business in a single segment, which is how the chief operating decision makers (who are the co-chief executive officers) review financial performance and allocate resources. Accordingly, the Company considers itself to be in a single operating and reportable segment structure.

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

The Company derives revenues from clients located in the United States and other foreign countries.

The below table presents revenues by geographic location:

	Year Ended March 31,
	2024	2023	2022
United States	$224,700	$207,954	$178,250
Other foreign countries(1)	329,142	320,799	189,669
Total revenues(2)	$553,842	$528,753	$367,919
(1) For the years ended March 31, 2024, 2023 and 2022, no individual foreign country had material attributed revenue.
(2) Revenues are attributed to countries based on location of the client or investor.

The Company recognized approximately 10% of its total revenues for the fiscal year ended March 31, 2024 from its latest secondary fund.

Dividends and Distributions

Dividends and distributions are reflected in the consolidated financial statements when declared.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Reclassifications

The Company reclassified certain prior period amounts to conform to current year presentation in the Notes to the Consolidated Financial Statements. In Note 4, the Company reclassified $61,637 from primary funds to evergreen funds within the types of equity method investments in partnership table. There was no impact to prior period amounts reported in our Consolidated Balance Sheets.

3. Revenue

The following presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and advisory fees	2024	2023	2022
Specialized funds	$261,012	$196,268	$150,079
Customized separate accounts	128,826	117,763	103,229
Advisory	24,229	24,785	24,972
Reporting, monitoring, data and analytics	24,711	24,792	23,327
Distribution management	5,054	2,560	10,466
Fund reimbursement revenue	8,104	5,706	2,155
Total management and advisory fees	$451,936	$371,874	$314,228

	Year Ended March 31,
Incentive fees	2024	2023	2022
Specialized funds	$89,988	$118,212	$30,332
Customized separate accounts	11,918	31,719	17,801
Consolidated variable interest entities related:
Specialized funds	—	6,948	5,558
Total incentive fees	$101,906	$156,879	$53,691

4. Investments

Investments consist of the following:

	March 31,
	2024	2023
Equity method investments in Partnerships	$408,615	$340,603
Other equity method investments	1,576	—
Fair value investments	17,984	21,586
Investments valued under the measurement alternative	175,522	168,732
Total Investments	$603,697	$530,921

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Investments of consolidated VIEs consist of the following:

	March 31,
	2024	2023
Equity method investments in Partnerships	$28,575	$12,292
Fair value investments	—	44,752
Total Investments of Consolidated VIEs	$28,575	$57,044

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

During the year ended March 31, 2023, the Company sold its ownership interests in its joint venture, Private Markets Connect, for $10,000 and recognized a gain of $9,783, which is recorded in non-operating (loss) gain in the Consolidated Statements of Income. Immediately preceding the sale, the Company received a distribution from the joint venture of $1,406, which was treated as a return of capital.

The Company’s equity method investments in Partnerships consist of the following types:

	March 31,
	2024	2023
Primary funds	$35,230	$33,840
Secondary funds	51,760	50,022
Direct investment funds	93,288	83,963
Customized separate accounts	126,176	111,141
Evergreen funds	102,161	61,637
Total equity method investments in Partnerships	$408,615	$340,603

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for the years ended March 31, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria, and, as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The summarized financial information of the Company’s equity method investments in Partnerships is as follows:

	March 31,
	2024	2023
Assets
Investments	$42,767,080	$33,672,215
Other assets	1,717,626	842,994
Total assets	$44,484,706	$34,515,209
Liabilities and Partners’ Capital
Debt	$203,213	$87,451
Other liabilities	477,892	235,080
Total liabilities	681,105	322,531
Partners’ capital	43,803,601	34,192,678
Total liabilities and partners’ capital	$44,484,706	$34,515,209

	Year Ended March 31,
	2024	2023	2022
Investment income	$625,176	$362,176	$654,285
Expenses	403,517	281,011	237,633
Net investment income	221,659	81,165	416,652
Net realized and unrealized gain	2,672,499	(509,389)	7,022,084
Net income	$2,894,158	$(428,224)	$7,438,736

Fair value investments

The Company’s fair value investments represent a publicly traded security and investments in private equity funds and direct credit and direct equity investments that are held as collateral for the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The amortized cost of the assets held as collateral was $5,952 and $7,429 as of March 31, 2024 and 2023, respectively. The direct credit investments are debt securities classified as trading securities. The direct equity investments and private equity funds are measured at fair value with unrealized gains and losses recorded in non-operating (loss) gain in the Consolidated Statements of Income.

In May 2019, the Company transferred investments held as collateral to a Partnership of which the Company is the general partner. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in ASC 860, “Transfers and Servicing”, to qualify as a sale and, therefore, has recorded a financial liability for the secured financing which is included in other liabilities in the Consolidated Balance Sheets.

The Company accounts for its secured financing at fair value under the fair value option. The primary reason for electing the fair value option is to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the fair value investments delivered as collateral which are estimated using Level 3 inputs.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The Company recognized a gain of $130, $1,434, and $1,130 on the fair value assets held as collateral during the years ended March 31, 2024, 2023, and 2022, respectively, and recognized a loss of $130, $1,434, and $1,130 on the secured financing liability during the years ended March 31, 2024, 2023 and 2022, respectively. Gains and losses related to fair value assets held as collateral and the secured financing liability are recorded in non-operating (loss) gain in the Consolidated Statements of Income.

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

The Company’s equity investments that the company has elected to account for under the measurement alternative are presented below:

	Year Ended March 31,
	2024	2023	2022
Carrying amount beginning of the year	$168,732	$156,100	$109,822
Adjustments related to equity investments
Purchases	6,311	37,576	18,995
Sales / return of capital	(176)	—	(13,903)
Net change in unrealized gain (loss)[1]	1,177	(24,944)	47,189
Net realized loss	(522)	—	(6,003)
Carrying amount, end of year	$175,522	$168,732	$156,100

(1) Net change in unrealized gain (loss) consists of fair value adjustments for observable price changes of identical or similar investments or impairments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s investments under the measurement alternative:

	As of March 31,
	2024	2023	2022
Cumulative gross unrealized gains	$70,235	$69,058	$50,713
Cumulative gross unrealized losses	$(43,289)	$(43,289)	$—

The Company performs qualitative impairment assessments at each quarter end on its investments recorded under the measurement alternative. As a result of this assessment as of December 31, 2022, the Company determined that a quantitative assessment was required to be performed for one of its investments given a significant decrease in earnings performance and overall economic and market conditions. The assessment indicated that the fair value was less than the carrying value at December 31, 2022. Prior to the impairment recorded, the carrying value of the investment was $74,189. The impairment amount was $43,289 and is included in non-operating (loss) gain in the Consolidated Statements of Income for the year ended March 31, 2023. The fair value was estimated using Level 3 inputs with the significant input as shown in Note 5.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

5. Fair Value Measurement

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2024
	Level 1	Level 2	Level 3	NAV (2)	Total
Financial assets:
Fair value investments	$4,913	$—	$13,071	$—	$17,984
Consolidated VIEs
Fair value investments	—	—	—	—	—
Total financial assets	$4,913	$—	$13,071	$—	$17,984

Financial liabilities:
Secured financing(1)	$—	$—	$13,071	$—	$13,071
Total financial liabilities	$—	$—	$13,071	$—	$13,071

	As of March 31, 2023
	Level 1	Level 2	Level 3	NAV (2)	Total
Financial assets:
Fair value investments	$7,358	$—	$14,228	$—	$21,586
Consolidated VIEs
Fair value investments	—	—	21,163	23,589	44,752
Total financial assets	$7,358	$—	$35,391	$23,589	$66,338

Financial liabilities:
Secured financing(1)	$—	$—	$14,228	$—	$14,228
Total financial liabilities	$—	$—	$14,228	$—	$14,228

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following is a reconciliation of fair value investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit investments	Direct equity investments	Total investments
Balance as of March 31, 2022	$7,024	$774	$6,020	$13,818
Contributions	284	—	—	284
Distributions	(1,283)	(25)	—	(1,308)
Net gain	639	41	754	1,434
Balance as of March 31, 2023	$6,664	$790	$6,774	$14,228
Contributions	167	—	—	167
Distributions	(656)	(798)	—	(1,454)
Net (loss) gain	(656)	8	778	130
Balance as of March 31, 2024	$5,519	$—	$7,552	$13,071

The following is a reconciliation of investments held by our consolidated VIEs for which significant unobservable inputs (Level 3) were used in determining value:

Direct credit investments
Balance as of March 31, 2022	$—
Contributions	21,275
Distributions	(23)
Net loss	(89)
Balance as of March 31, 2023	$21,163
Contributions	24,787
Distributions	(180)
Net gain	494
Transfer in (1)	23,117
Transfer out(2)	(69,381)
Balance as of March 31, 2024	$—
(1) Represents amounts previously recorded at estimated fair value based upon the net asset value of the fund utilizing the practical expedient under ASC 820, “Fair Value Measurement.”.
(2) Represents assets held by a previously consolidated fund that was deconsolidated.

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows:

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	March 31, 2024
			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$5,519	Adjusted net asset value	Selected market return	5.1%	-	19.2%	7.9%
Direct equity investments	$7,552	Market approach	EBITDA multiple	7.50x	-	16.00x	12.14x
		Market approach	Equity multiple	1.6x			1.6x

	March 31, 2023
			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$6,664	Adjusted net asset value	Selected market return	4.9%	—	10.4%	9.1%
Direct credit investments	$790	Discounted cash flow	Market yield	12.4%	—	12.4%	12.4%
Direct equity investments	$6,774	Market approach	EBITDA multiple	8.25x	—	14.5x	11.77x
		Market approach	Equity multiple	1.7x			1.7x
Investments of consolidated VIE
Direct credit investments	$21,163	Recent precedent transactions

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

6. Variable Interest Entities

The Company holds variable interests in entities that are considered variable interest entities because limited partners lack the ability to remove the general partner or dissolve the entity without cause by simple majority vote (i.e., do not have substantive “kick out” or “liquidation” rights). The Company’s variable interest in such entities is in the form of direct equity interests in, and/or fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. The Company consolidates VIEs in which it is determined that the Company is the primary beneficiary.

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships that are not wholly-owned by the Company. The assets of the consolidated general partner VIEs represent equity method investments in direct investment funds and customized separate accounts. The assets may only be used to settle obligations of the respective consolidated VIEs, if any. In addition, there is no recourse to the Company for the

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest.

The Company previously sponsored and consolidated HLAH through HL Alliance Holdings Sponsor LLC, an indirect wholly-owned subsidiary of the Company. On January 15, 2021, HLAH completed an IPO raising total gross proceeds of $276,000, which were placed in a trust and could only be utilized for funding a business combination or the redemption of Class A shares of HLAH. In a private placement concurrent with the IPO, HLAH sold warrants to HL Alliance Holdings Sponsor LLC for gross proceeds of $7,520, which were used by HLAH to pay the offering costs and also to provide working capital. On December 15, 2022, HLAH was liquidated, as it was determined that HLAH would be unable to consummate an initial business combination within the time period required by its governing documents. In connection with the liquidation, HLAH redeemed all of the outstanding shares of Class A common stock, cancelled all of the outstanding public and private warrants and settled all other outstanding liabilities.

The Company previously consolidated a Partnership in which it is was the primary beneficiary. On October 1, 2023, the Company no longer qualified as the primary beneficiary because of additional investors joining the fund, and deconsolidated all the assets and liabilities of the non-controlling interest in the Partnership from its consolidated financial statements. The impact of the deconsolidation on the Company’s Consolidated Statements of Income for the year ended March 31, 2024 was not material. Subsequent to the deconsolidation of the Partnership, the Company records its interest in the Partnership using the equity method, within investments in the Consolidated Balance Sheets.

Nonconsolidated Variable Interest Entities

Certain Partnerships that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As of March 31, 2024, the total remaining unfunded commitments from the Company’s general partner entities to the nonconsolidated VIEs was $156,579. Investor commitments are the primary source of financing for the nonconsolidated VIEs.

The maximum exposure to loss represents the potential loss of assets recognized by the Company relating to these unconsolidated entities. The Company believes that its maximum exposure to loss is limited because it establishes separate limited liability or limited partnership entities to serve as the general partner or managing member of the Partnerships.

The carrying value of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2024	2023
Investments	$232,743	$199,858
Fees receivable	61,694	15,829
Due from related parties	1,699	1,960
Total VIE assets	296,136	217,647
Non-controlling interests	(1,918)	(1,665)
Maximum exposure to loss	$294,218	$215,982

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
7. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consist of the following:

	March 31,
	2024	2023
Computer hardware and software	$14,050	$9,764
Furniture and fixtures	5,209	4,244
Leasehold improvements	28,366	23,261
Office equipment	3,649	3,367
	51,274	40,636
Less: accumulated depreciation	18,261	12,211
Furniture, fixtures, and equipment, net	$33,013	$28,425

Depreciation expense was $6,485, $5,165 and $2,992 for the years ended March 31, 2024, 2023 and 2022, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.

8. Debt

The Company’s debt consisted of the following:

	As of March 31,
	2024			2023
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$96,875	$96,531	7.25%	$99,375	$98,969	6.75%
2020 Multi-Draw Facility	100,000	99,628	3.50%	100,000	99,564	3.50%
Revolver	—	—		15,000	15,000	6.50%
Total Debt	$196,875	$196,159		$214,375	$213,533

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

The Term Loan Agreement has a maturity date of January 1, 2030. The Revolving Loan Agreement has a $50,000 borrowing capacity, a maturity date of March 24, 2025, and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100,000 that the Company has fully

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
drawn down. Borrowings accrue interest at a fixed per annum rate of 3.50% and mature on July 1, 2030. The 2022 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $75,000. Borrowings accrue interest at a fixed per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00% and matures on October 1, 2029. As of March 31, 2024, the Company had no borrowings outstanding under the 2022 Multi-Draw Term Loan Agreement.

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

The aggregate minimum principal payments on the Company’s outstanding debt are due as follows:

For the fiscal year ending March 31,
2025	$2,500
2026	7,500
2027	16,875
2028	27,500
2029	50,000
Thereafter	92,500
Total	$196,875

The carrying value of the Company’s outstanding debt as of March 31, 2024 and March 31, 2023 approximated fair value except for amounts owed pursuant to the 2020 Multi-Draw Term Loan Agreement, which had an estimated fair value of $87,611 and $88,136 as of March 31, 2024 and 2023, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

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
Class B common stock

Holders of Class B common stock are entitled to ten votes for each share held of record on all matters submitted to a vote of stockholders, but have de minimis economic rights. Holders of Class B units of HLA hold shares of Class B common stock at a one-to-one ratio. Class B units (together with the corresponding

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
shares of Class B common stock) may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election, for cash in an amount equal to the net proceeds from the sale of shares of Class A common stock equal to the number of shares of Class B common stock being exchanged, subject to certain restrictions.

Shares of Common Stock Outstanding

The following table shows a rollforward of our common stock outstanding:

	Class A	Class B
March 31, 2021	36,290,183	16,739,846
Shares issued (repurchased) in connection with offerings	877,400	(695,505)
Shares issued in connection with ESPP	24,931	—
Shares repurchased for employee tax withholdings	(43,934)	—
Forfeitures	(7,420)	(10,982)
Restricted stock granted	139,537	—
March 31, 2022	37,280,697	16,033,359
Shares issued (repurchased) in connection with offering	586,737	(539,237)
Shares issued in connection with ESPP	34,655	—
Shares repurchased for employee tax withholdings	(37,372)	—
Forfeitures	(9,295)	(84,615)
Restricted stock granted	756,497	—
March 31, 2023	38,611,919	15,409,507
Shares issued (repurchased) in connection with offering	1,867,322	(1,744,872)
Shares issued in connection with ESPP	27,179	—
Shares repurchased for employee tax withholdings	(38,557)	—
Forfeitures	(54,595)	—
Restricted stock granted	134,538	—
March 31, 2024	40,547,806	13,664,635

Income and equity allocations to non-controlling interests are based upon the relative ownership percentage of the consolidated VIE held by non-controlling owners. The reallocation adjustment between HLI stockholders’ equity and non-controlling interests in HLA relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.

HLA Operating Agreement

In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, HLA made distributions in excess of required tax distributions to members in an aggregate amount of $43,053, $39,733, and $36,979 for the years ended March 31, 2024, 2023, and 2022, respectively.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
March 2024 Offering

In March 2024, the Company and a selling stockholder completed a registered offering of an aggregate of 1,922,322 shares of Class A common stock at a price to the underwriter of $108.00 per share (the “March 2024 Offering”). The shares sold consisted of 55,000 shares held by the selling stockholder and 1,867,322 shares newly issued by the Company. The Company received $201,671 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,744,872 Class B units and 122,450 Class C units. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
10. Equity Based Compensation

2017 Equity Incentive Plan

The Company has adopted its 2017 Equity Incentive Plan, as amended (the “Plan”), which permits the issuance of up to 5,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance stock, restricted stock units or performance stock units. Awards under the Plan generally vest over four years, with options expiring not more than ten years from the date of grant, three months after termination of employment or one year after the date of death or termination due to disability of the grantee. As of March 31, 2024, there were 2,413,491 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after February 28, 2027.

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

The change in unvested restricted stock for the year ended March 31, 2024 is as follows:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2023	377,668	$65.70
Granted	134,538	$105.48
Vested	(133,615)	$65.88
Forfeited	(15,463)	$66.60
March 31, 2024	363,128	$80.34

The weighted-average grant-date fair value per share of restricted stock awarded during the years ended March 31, 2024, 2023 and 2022 was $105.48, $61.36, and $73.20, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2024, 2023 and 2022 was $14,122, $8,029, and $10,923, respectively. As of March 31, 2024, total unrecognized compensation expense related to restricted stock was $27,889 with a weighted-average amortization period of 3.1 years.

The total tax (expense) benefit recognized from share-based compensation for the years ended March 31, 2024, 2023 and 2022 was $(125), $(115) and $552, respectively.

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

A summary of Performance Award activity for the year ended March 31, 2024 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2023	528,282	$29.79
Granted	—	$—
Vested	—	$—
Forfeited	(39,132)	$29.79
March 31, 2024	489,150	$29.79

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted September 16, 2022:

September 2022
Grant Date Fair Value	$29.79
Closing share price as of grant date	69.67
Risk Free Rate	3.6%
Volatility	37.0%
Dividend Yield	2.3%

As of March 31, 2024, total estimated unrecognized expense related to the unvested Performance Awards was $10,077, and none of the Performance Awards had met their market price based vesting condition.

Employee Share Purchase Plan

On September 6, 2018, the Company’s stockholders approved the Hamilton Lane Incorporated Employee Share Purchase Plan (as amended, the “ESPP”). The ESPP allows eligible employees to elect to purchase the Company’s Class A common stock via paycheck deductions. The purchase price is 85% of the closing price of the Company’s Class A common stock on the last trading day of each offering period, which begins the first day of each fiscal quarter and ends on the last day of that fiscal quarter. Our initial offering period started January 1, 2019. At inception, there were 1,000,000 shares available for purchase through the ESPP and

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
857,328 shares were available as of March 31, 2024. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s Class A common stock purchased, is recognized as equity-based compensation expense on the date of each purchase. During the years ended March 31, 2024, 2023 and 2022, the Company recorded expense of $397, $342 and $330, respectively, related to the ESPP.
11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2024	2023	2022
Base compensation and benefits	$166,394	$149,318	$108,395
Incentive fee compensation	25,477	39,144	13,366
Equity-based compensation	12,133	9,950	7,404
Total compensation and benefits	$204,004	$198,412	$129,165

The Company provides defined contribution plans covering eligible employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. The Company makes discretionary and/or matching contributions to the plans, which amounted to $4,341, $2,709, and $2,251 for the years ended March 31, 2024, 2023 and 2022, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.

12. Income Tax

The Company’s income before income taxes consisted of the following:

	Year Ended March 31,
	2024	2023	2022
Domestic income before income taxes	$276,021	$236,198	$309,918
Foreign income before income taxes	5,640	6,412	3,758
Total income before income taxes	$281,661	$242,610	$313,676

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Components of income tax expense consist of the following:

	Year Ended March 31,
	2024	2023	2022
Current:
Federal	$31,551	$28,829	$36,206
State and local	4,395	5,075	5,676
Foreign	1,811	1,068	597
Total current income tax expense	$37,757	$34,972	$42,479
Deferred:
Federal	$13,148	$15,073	$19,947
State and local	3,556	4,694	3,893
Foreign	(7)	686	104
Total deferred income tax expense	16,697	20,453	23,944
Total income tax expense	$54,454	$55,425	$66,423

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2024	2023	2022
Federal tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.8%	3.4%	3.3%
Non-controlling interest	(6.4)%	(6.8)%	(6.8)%
Valuation allowance	1.6%	3.5%	4.6%
Other	0.3%	1.7%	(0.9)%
Effective tax rate	19.3%	22.8%	21.2%

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2024	2023
Deferred tax assets:
Basis difference in HLA	$293,824	$261,087
Tax Receivable Agreement	57,636	49,659
Fixed assets	63	24
Net operating loss carryforwards	0	37
Valuation allowance	(90,541)	(77,207)
State taxes	141	313
Other	764	(1)
Total deferred tax assets	$261,887	$233,912

As of March 31, 2024 and 2023, the Company had net operating loss carryforwards of $0 and $169.

In connection with the March 2024 Offering and related unit exchanges, the Company recorded a deferred tax asset in the amount of $44,656, which is net of a valuation allowance of $6,831 related to the portion of tax benefits that is more likely than not will not be realized. Additionally, in connection with recording the

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
deferred tax asset for the March 2024 Offering and related unit exchanges, the Company recorded a payable to related parties pursuant to the tax receivable agreement of $37,526.

The Company believes it is more likely than not that the deferred tax assets (except those identified above) will be realized based on the Company’s forecasted income.  The net change in the valuation allowance was an increase of $13,334.

As of March 31, 2024, 2023, and 2022, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.

The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2024, the Company’s income tax returns from 2020 remain open and are subject to examination.

Tax Receivable Agreement

The Company has recorded a liability related to the tax receivable agreement of $201,422 and $174,702 as of March 31, 2024 and 2023, respectively. Payments of $11,123 and $10,345 were made during the years ended March 31, 2024 and 2023, respectively. In the event that the valuation allowance related to tax benefits associated with the tax receivable agreement is released in a future period, an additional estimated payable will be due to the TRA Recipients of $18,346.

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

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Year Ended March 31,
	2024	2023	2022
Basic net income per share:
Numerator

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	Year Ended March 31,
	2024	2023	2022
Net income attributable to HLI	$140,858	$109,120	$145,986
Less: Impact of changes in carrying amount of redeemable non-controlling interests	—	3,808	951
Net income attributable to Class A common stockholders - basic	$140,858	$112,928	$146,937
Denominator
Weighted-average shares of Class A common stock outstanding - basic	37,858,177	37,059,654	36,511,507
Basic earnings per share	$3.72	$3.05	$4.02
Diluted earnings per share:
Numerator
Net income attributable to Class A common stockholders - basic	$140,858	$112,928	$146,937
Adjustment to net income:
Assumed vesting of employee awards	90	2	121
Assumed conversion of Class B and Class C Units	58,209	48,813	66,666
Net income attributable to Class A common stockholders - diluted	$199,157	$161,743	$213,724
Denominator
Weighted-average shares of Class A common stock outstanding - basic	37,858,177	37,059,654	36,511,507
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	82,742	1,773	97,531
Assumed conversion of Class B and Class C Units	15,961,548	16,637,254	17,065,255
Weighted-average shares of Class A common stock outstanding - diluted	53,902,467	53,698,681	53,674,293
Diluted earnings per share	$3.69	$3.01	$3.98

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

The calculations of diluted earnings per share excludes the following:

	Year Ended March 31,
	2024	2023	2022
Performance Awards	489,150	528,282	—

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $350,792, $270,710, and $209,977 for the years ended March 31, 2024, 2023 and 2022, respectively. The Company earned incentive fees from Partnerships of $97,860, $154,578, and $43,742 for the years ended March 31, 2024, 2023 and 2022, respectively.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Fees receivable from the Partnerships were $91,317 and $31,684 as of March 31, 2024 and 2023, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

15. Supplemental Cash Flow Information

	Year Ended March 31,
	2024	2023	2022
Non-cash operating activities:
Cash paid during the year for interest	$11,049	$8,467	$4,591
Cash paid during the year for income taxes	$39,758	$50,880	$33,682
Establishment of lease liability in exchange for ROU asset	$5,903	$2,346	$7,950
Deconsolidation of net liabilities held by deconsolidated fund	$6,095	$—	$—
Non-cash investing activities:
Deconsolidation of investments held by deconsolidated fund	$103,990	$—	$—
Transfer of equity method investment in Partnerships from deconsolidated fund	$32,018	$—	$—
Conversion of note receivable	$—	$550	$—
Establishment of receivable for intangible assets sold	$—	$6,776	$—
Non-cash purchase of other equity method investment	$2,000	$—	$—
Non-cash financing activities:
Establishment of net deferred tax assets related to tax receivable agreement	$37,526	$9,299	$16,996
Dividends declared but not paid	$17,628	$15,049	$12,947
Members’ distributions declared but not paid	$23,815	$15,723	$27,119

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,221,488 and $1,022,250, net of amounts attributable to non-controlling interests, at March 31, 2024 and 2023, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $305,372 and $255,562 as of March 31, 2024 and 2023, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as the payment is not yet probable.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world, which have remaining lease terms of one year to 14 years. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Year Ended March 31,
	2024	2023	2022
Operating lease costs	$8,972	$7,943	$9,675
Variable lease costs	$1,442	$1,475	$1,196
Cash paid for amounts included in the measurement of operating lease liabilities	$8,995	$8,302	$6,734

Weighted average remaining lease term (in years)	12.6	13.8	14.6
Weighted average discount rate	3.5%	3.3%	3.2%

As of March 31, 2024, the maturities of operating lease liabilities were as follows:

For the fiscal year ending March 31,
2025	$8,834
2026	8,347
2027	7,979
2028	7,316
2029	6,499
Thereafter	58,871
Total lease payments	$97,846
Less: imputed interest	(18,813)
Total operating lease liabilities	$79,033

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $267,734 and $211,556 as of March 31, 2024 and 2023, respectively.

The Company has an unrealized net gain on its non-fund investments of $29,677 as of March 31, 2024, of which up to 15% may be paid as a discretionary bonus as those gains are realized.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LPs’ interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of March 31, 2024, the total amount of outstanding loans at the third-party lender under the EIP was $995, and the Company believes the risk of default by an employee to be remote.

17. Acquisitions

On April 1, 2021, the Company acquired substantially all the assets of 361 Capital, LLC for a total aggregate cash amount of $13,096, of which $10,096 was paid on the closing date of the acquisition. The remaining $3,000 was paid in two equal installments on the first and second anniversaries of the closing. The first anniversary payment of $1,500 was paid during the year ended March 31, 2023 and the final anniversary payment was made during the year ended March 31, 2024. The purchase price based upon the fair value of consideration transferred at the date of acquisition is $12,946. The Company recorded $7,145 of definite lived intangible assets related primarily to the acquired investment management contracts, which will be amortized over seven years, and $5,623 of goodwill, which are both recorded in other assets in the Consolidated Balance Sheets. The remaining assets acquired and liabilities assumed are not material to the consolidated financial statements.

In December 2022, the Company finalized the transfer of the acquired investment management contracts to a third party for an agreed upon percentage of the respective funds’ management fees over two calendar years. The Company recognized a gain of $2,771 on the sale of the investment management contracts that is recorded in non-operating (loss) income in the Consolidated Statements of Income for the year ended March 31, 2023.

18. Subsequent Event

On May 23, 2024, the Company announced a quarterly dividend of $0.49 per share of Class A common stock to record holders at the close of business on June 14, 2024. The payment date will be July 5, 2024.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2024. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2024.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2024, which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Arrangements
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

3. Exhibits. See Exhibit Index.

Item 16. Form 10-K Summary
Omitted at the Company’s option.

Exhibit Index

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
4.1	Description of Common Stock of Hamilton Lane Incorporated	10-K	4.1	5/30/19	001-38021
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/17	001-38021
10.2	Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of February 26, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	S-1	10.2	2/26/18	333-223235
10.3	Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.3	6/14/18	001-38021
10.4	Amendment No. 3 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of May 24, 2023, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.4	5/25/23	001-38021
10.5	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17	001-38021
10.6	Amendment No. 1 to Tax Receivable Agreement, dated December 31, 2020, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and each of the other persons and entities party thereto	10-Q	10.1	2/2/21	001-38021
10.7	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17	001-38021
10.8	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.9	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17	001-38021
10.10	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17	001-38021
10.11†	Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.2	9/2/22	001-38021
10.12†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17	333-215846
10.13†	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.1	2/9/18	001-38021
10.14†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17	333-215846
10.15†	Form of Performance Stock Award Agreement under the Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.3	9/2/22	001-38021
10.16†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18	001-38021
10.17†	Hamilton Lane Incorporated Employee Share Purchase Plan	DEF14A	Appendix A	7/27/18	001-38021
10.18†	Amendment No. 1 to the Hamilton Lane Incorporated Employee Share Purchase Plan	10-Q	10.1	8/4/20	001-38021
10.19†	Amendment No. 2 to the Hamilton Lane Incorporated Employee Share Purchase Plan	10-K	10.19	5/25/23	001-38021
10.20†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17	333-215846
10.21○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	8/25/17	001-38021
10.22	First Amendment to Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	3/25/20	001-38021
10.23	Second Amendment to Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.1	11/4/20	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.24	Third Amendment to Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	4/27/21	001-38021
10.25○	Fourth Amendment to Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/26/22	001-38021
10.26○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	8/25/17	001-38021
10.27	First Amendment to Revolving Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	3/25/20	001-38021
10.28	Second Amendment to Revolving Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.2	11/4/20	001-38021
10.29○	Third Amendment to Revolving Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/26/22	001-38021
10.30○	Multi-Draw Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	3/25/20	001-38021
10.31	First Amendment to Multi-Draw Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.3	11/4/20	001-38021
10.32	Second Amendment to Multi-Draw Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	4/27/21	001-38021
10.33	Third Amendment to Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/26/22	001-38021
10.34○	Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	10/26/22	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.35†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17	001-38021
10.36†	Offer Letter of Atul Varma, dated November 25, 2019	8-K	10.1	1/2/20	001-38021
10.37†	Confidential Separation Agreement and General Release, dated July 18, 2023, by and between Atul Varma and Hamilton Lane Advisors, L.L.C.	8-K	10.1	7/20/23	001-38021
10.38○	Investment Agreement, dated March 29, 2021, by and between Russell Investments Group, Ltd. and Hamilton Lane Advisors, L.L.C.	10-K	10.31	5/27/21	001-38021
19.1	Hamilton Lane Incorporated Insider Trading Policies and Procedures					X
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Hamilton Lane Incorporated Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of May, 2024.

HAMILTON LANE INCORPORATED

By:	/s/ Erik R. Hirsch
Name: Erik R. Hirsch
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 23rd day of May, 2024.

Signature	Title

/s/ Hartley R. Rogers	Executive Co-Chairman of the Board of Directors
Hartley R. Rogers

/s/ Mario L. Giannini	Executive Co-Chairman of the Board of Directors
Mario L. Giannini

/s/ Erik R. Hirsch	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Erik R. Hirsch

/s/ Juan Delgado-Moreira	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Juan Delgado-Moreira

/s/ Jeffrey Armbrister	Chief Financial Officer and Treasurer (Principal Financial Officer)
Jeffrey Armbrister

/s/ Drew T. Carl	Chief Accounting Officer (Principal Accounting Officer)
Drew T. Carl

/s/ David J. Berkman	Director
David J. Berkman

/s/ R. Vann Graves	Director
R. Vann Graves

/s/ O. Griffith Sexton	Director
O. Griffith Sexton

/s/ Leslie F. Varon	Director
Leslie F. Varon