Form 10-Q
period 2024-06-30
Hamilton Lane INC
filed 2024-08-06
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 2, 2024, there were 40,532,856 shares of the registrant’s Class A common stock, par value $0.001, and 13,664,635 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
The foregoing list of factors is not exhaustive. For more information regarding these risks and uncertainties as well as additional risks we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (our “2024 Form 10-K”) and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”). The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	March 31,
	2024	2024
Assets
Cash and cash equivalents	$151,663	$114,634
Restricted cash	4,799	4,985
Fees receivable	141,099	108,291
Prepaid expenses	7,494	11,073
Due from related parties	14,199	8,150
Furniture, fixtures and equipment, net	32,632	33,013
Lease right-of-use assets, net	62,453	62,425
Investments	620,667	603,697
Deferred income taxes	259,301	261,887
Other assets	34,136	34,435
Assets of consolidated variable interest entities:
Cash and cash equivalents	14,614	—
Investments	28,804	28,575
Other assets	52	35
Total assets	$1,371,913	$1,271,200
Liabilities and equity
Accounts payable	$4,683	$4,505
Accrued compensation and benefits	68,236	35,979
Accrued members’ distributions	21,638	23,815
Accrued dividend	19,451	17,628
Debt	195,565	196,159
Payable to related parties pursuant to tax receivable agreement	200,346	201,422
Lease liabilities	78,916	79,033
Other liabilities (includes $13,871 and $13,071 at fair value)	37,734	36,700
Liabilities of consolidated variable interest entities:
Other liabilities	8,514	1
Total liabilities	$635,083	$595,242

Commitments and contingencies (Note 15)

Class A common stock, $0.001 par value, 300,000,000 authorized; 40,533,548 and 40,547,806 issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	41	41
Class B common stock, $0.001 par value, 50,000,000 authorized; 13,664,635 and 13,664,635 issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	14	14
Additional paid-in-capital	210,099	208,402
Retained earnings	356,209	316,696
Total Hamilton Lane Incorporated stockholders’ equity	$566,363	$525,153
Non-controlling interests in general partnerships	5,389	5,043
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	160,446	145,762
Non-controlling interests in consolidated funds	4,632	—
Total equity	$736,830	$675,958
Total liabilities and equity	$1,371,913	$1,271,200
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2024	2023
Revenues
Management and advisory fees	$139,962	$105,407
Incentive fees	56,769	19,630
Total revenues	196,731	125,037
Expenses
Compensation and benefits	78,435	44,103
General, administrative and other	28,373	25,761
Consolidated variable interest entities related:
General, administrative and other	312	234
Total expenses	107,120	70,098
Other income (expense)
Equity in income of investees	7,389	11,866
Interest expense	(2,947)	(2,890)
Interest income	765	937
Non-operating gain	9,814	232
Consolidated variable interest entities related:
Equity in income of investees	928	132
Unrealized gain	1,197	794
Interest expense	—	(6)
Interest income	17	1,740
Total other income (expense)	17,163	12,805
Income before income taxes	106,774	67,744
Income tax expense	19,687	16,400
Net income	87,087	51,344
Less: Income attributable to non-controlling interests in general partnerships	346	1
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	27,645	19,133
Less: Income attributable to non-controlling interests in consolidated funds	132	1,212
Net income attributable to Hamilton Lane Incorporated	$58,964	$30,998

Basic earnings per share of Class A common stock	$1.49	$0.82
Diluted earnings per share of Class A common stock	$1.47	$0.81
Dividends declared per share of Class A common stock	$0.49	$0.45

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2024	$41	$14	$208,402	$316,696	$5,043	$145,762	$—	$675,958
Net income	—	—	—	58,964	346	27,645	132	87,087
Equity-based compensation	—	—	2,372	—	—	851	—	3,223
Purchase and retirement of Class A stock for tax withholding	—	—	(388)	—	—	(139)	—	(527)
Dividends declared	—	—	—	(19,451)	—	—	—	(19,451)
Capital contributions from non-controlling interests, net	—	—	—	—	—	—	4,500	4,500
Member distributions	—	—	—	—	—	(14,609)	—	(14,609)
Employee Share Purchase Plan share issuance	—	—	478	—	—	171	—	649
Equity reallocation between controlling and non-controlling interests	—	—	(765)	—	—	765	—	—
Balance at June 30, 2024	$41	$14	$210,099	$356,209	$5,389	$160,446	$4,632	$736,830

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2023	$39	$15	$171,567	$243,823	$3,877	$135,702	$19,169	$574,192
Net income	—	—	—	30,998	1	19,133	1,212	51,344
Equity-based compensation	—	—	1,995	—	—	851	—	2,846
Purchase and retirement of Class A stock for tax withholding	—	—	(76)	—	—	(32)	—	(108)
Dividends declared	—	—	—	(16,780)	—	—	—	(16,780)
Capital contributions to non-controlling interests, net	—	—	—	—	126	—	43,694	43,820
Member distributions	—	—	—	—	—	(14,165)	—	(14,165)
Employee Share Purchase Plan share issuance	—	—	386	—	—	165	—	551
Equity reallocation between controlling and non-controlling interests	—	—	2,801	—	—	(2,801)	—	—
Balance at June 30, 2023	$39	$15	$176,673	$258,041	$4,004	$138,853	$64,075	$641,700

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2024	2023
Operating activities:
Net income	$87,087	$51,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,313	1,873
Change in deferred income taxes	2,586	4,654
Change in payable to related parties pursuant to tax receivable agreement	(1,076)	(883)
Equity-based compensation	3,223	2,846
Equity in income of investees	(7,389)	(11,866)
Net realized loss on sale of investments	—	288
Fair value adjustment of other investments	(8,739)	(757)
Proceeds received from Partnerships	6,062	6,060
Non-cash lease expense	2,088	2,062
Other	198	36
Changes in operating assets and liabilities:
Fees receivable	(32,808)	(18,725)
Prepaid expenses	3,579	1,809
Due from related parties	(6,049)	(777)
Other assets	(70)	17,389
Accounts payable	178	1,015
Accrued compensation and benefits	32,257	8,336
Lease liability	(2,233)	(1,954)
Other liabilities	69	(1,402)
Consolidated variable interest entities related:
Net unrealized gain on investment	(901)	—
Equity in income of investees	(928)	(132)
Other assets and liabilities	296	(3,243)
Net cash provided by operating activities	$79,743	$57,973
Investing activities:
Purchase of furniture, fixtures and equipment	(1,506)	(3,385)
Purchase of investments	(5,001)	(1,177)
Proceeds from sale of investments	—	1,343
Proceeds from sale of intangible assets	—	876
Distributions received from Partnerships	9,231	1,676
Contributions to Partnerships	(10,410)	(22,686)
Consolidated variable interest entities related:
Purchase of Investments	(2,282)	(16,369)
Cash from consolidating funds	12,100	—
Net cash provided by (used in) investing activities	$2,132	$(39,722)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2024	2023
Financing activities:
Repayments of debt	$(625)	$(625)
Draw-down on revolver	—	10,000
Repayment of revolver	—	(25,000)
Repurchase of Class A shares for employee tax withholding	(527)	(108)
Proceeds received from issuance of shares under Employee Share Purchase Plan	649	551
Dividends paid	(17,628)	(15,049)
Members’ distributions paid	(16,787)	(18,423)
Consolidated variable interest entities related:
Contributions from non-controlling interests in general partnerships	—	148
Distributions to non-controlling interests in general partnerships	—	(22)
Contributions from non-controlling interests in consolidated funds	4,500	43,694
Net cash used in financing activities	$(30,418)	$(4,834)
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	51,457	13,417
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at beginning of the period	119,619	116,552
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the period	$171,076	$129,969

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Balance Sheets:
	As of June 30,
	2024	2023
Cash and cash equivalents	$151,663	$100,255
Restricted cash	4,799	4,805
Cash and cash equivalents held at consolidated variable interest entities	14,614	24,909
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$171,076	$129,969
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest (“NCI”) related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of each of June 30, 2024 and March 31, 2024, HLI held approximately 73.6% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

The results of the consolidated Variable Interest Entities (“VIEs”) are reported on a three-month lag, due to the timing of the receipt of related financial statements.

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU incorporate 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification (“ASC”). The amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The amendments will be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company is currently assessing the impact of the new requirements.

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

The Organization for Economic Co-operation and Development ("OECD") has issued Pillar Two model rules introducing a new global minimum tax of 15%. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting similar legislation. The Company is not within the scope of the OECD Pillar Two model rules.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and advisory fees	2024	2023
Specialized funds	$89,792	$57,716
Customized separate accounts	33,453	31,719
Advisory	5,911	6,293
Reporting, monitoring, data and analytics	6,994	5,557
Distribution management	498	1,213
Fund reimbursement revenue	3,314	2,909
Total management and advisory fees	$139,962	$105,407

	Three Months Ended June 30,
Incentive fees	2024	2023
Specialized funds	$52,054	$18,386
Customized separate accounts	4,715	1,244
Total incentive fees	$56,769	$19,630

4. Investments

Investments consist of the following:

	June 30,	March 31,
	2024	2024
Equity method investments in Partnerships	$411,183	$408,615
Other equity method investments	1,438	1,576
Fair value investments	19,124	17,984
Investments valued under the measurement alternative	188,922	175,522
Total Investments	$620,667	$603,697

Investments of consolidated VIEs consist of the following:

	June 30,	March 31,
	2024	2024
Equity method investments in Partnerships	$17,421	$28,575
Fair value investments	11,383	—
Total Investments of Consolidated VIEs	$28,804	$28,575

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

Fair value investments

The Company’s fair value investments represent a publicly traded security, investments held by the consolidated funds and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The cost of the assets held as collateral was $5,611 and $5,952 as of June 30, 2024 and March 31, 2024, respectively. The direct credit investments were debt securities classified as trading securities. Fair value investments are measured at fair value with unrealized gains and losses recorded in non-operating gain in the Condensed Consolidated Statements of Income.

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

The Company recognized gains of $948 and $29 on fair value investments held as collateral during the three months ended June 30, 2024 and 2023, respectively, that are recorded in non-operating gain. The Company recognized losses of $948 and $29 on the secured financing liability during the three months ended June 30, 2024 and 2023, respectively, that are recorded in non-operating gain in the Condensed Consolidated Statements of Income.

Investments valued under the measurement alternative

	Three Months Ended June 30,
	2024	2023
Carrying amount beginning of the period	$175,522	$168,732
Adjustments related to equity investments:
Purchases	5,001	1,177
Sales / return of capital	—	(178)
Net change in unrealized gain (1)	8,399	1,177
Net realized loss	—	(522)
Carrying amount, end of period	$188,922	$170,386
(1) Net change in unrealized gain consists of fair value adjustments for observable price changes of identical or similar investments.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s investments under the measurement alternative:

	June 30,	March 31,
	2024	2024
Cumulative gross unrealized gains	$78,634	$70,235
Cumulative gross unrealized losses	$(43,289)	$(43,289)

5. Fair Value Measurements

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2024
	Level 1	Level 2	Level 3	NAV(2)	Total
Financial assets:
Fair value investments	$5,253	$—	$13,871	$—	$19,124
Consolidated VIEs
Fair value investments	—	—	379	11,004	11,383
Total financial assets	$5,253	$—	$14,250	$11,004	$30,507

Financial liabilities:
Secured financing(1)	$—	$—	$13,871	$—	$13,871
Total financial liabilities	$—	$—	$13,871	$—	$13,871

	As of March 31, 2024
	Level 1	Level 2	Level 3	NAV(2)	Total
Financial assets:
Fair value investments	$4,913	$—	$13,071	$—	$17,984
Consolidated VIEs
Fair value investments	—	—	—	—	—
Total financial assets	$4,913	$—	$13,071	$—	$17,984

Financial liabilities:
Secured financing(1)	$—	$—	$13,071	$—	$13,071
Total financial liabilities	$—	$—	$13,071	$—	$13,071

(1) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheets.
(2) Investments are recorded at estimated fair value based upon the net asset value (“NAV”) of the fund utilizing the practical expedient under ASC 820, “Fair Value Measurement.” The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of fair value investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of March 31, 2024	$5,519	$—	$7,552	$13,071
Contributions	—	—	—	—
Distributions	(148)		—	(148)
Net (loss) gain	(342)		1,290	948
Balance as of June 30, 2024	$5,029	$—	$8,842	$13,871

	Private equity funds	Direct credit investments	Direct equity investments	Total other investments
Balance as of March 31, 2023	$6,664	$790	$6,774	$14,228
Contributions	—	—	—	—
Distributions	(50)	—	—	(50)
Net (loss) gain	(184)	(5)	160	(29)
Balance as of June 30, 2023	$6,430	$785	$6,934	$14,149

The following is a reconciliation of investments held by our consolidated VIEs for which significant unobservable inputs (Level 3) were used in determining value:

Direct credit investments
Balance as of March 31, 2024	$—
Contributions	386
Net income	(7)
Balance as of June 30, 2024	$379

Direct credit investments
Balance as of March 31, 2023	$21,163
Contributions	14,056
Distributions	(40)
Net loss	82
Transfer in	19,364
Balance as of June 30, 2023	$54,625

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of June 30, 2024:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$5,029	Adjusted NAV	Selected market return	3.4%	-	5.1%	4.8%
Direct equity investments	$8,842	Adjusted NAV	Selected market return	3.4%	-	9.2%	5.2%

Investments of consolidated VIE:
Direct credit investments	$379	Recent precedent transactions

For the significant unobservable inputs listed in the tables above a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively.

6. Variable Interest Entities

The Company holds variable interests in entities that are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause by simple majority vote (i.e., do not have substantive “kick out” or “liquidation” rights). The Company’s variable interest in such entities is in the form of direct equity interests in, and/or fee arrangements with, the Partnerships in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Partnership and makes all investment and operating decisions. The Company consolidates VIEs in which it is determined that the Company is the primary beneficiary.

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships and funds in which it is currently the primary beneficiary, which are not wholly-owned by the Company. The assets of the consolidated general partner VIEs represent investments in funds and the assets of the consolidated funds represent cash and investments. The assets may only be used to settle obligations of the respective consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. At the point when the Company no longer qualifies as the primary beneficiary of a consolidated VIE, it will deconsolidate all the assets and liabilities of the NCI in the respective Partnership from the Condensed Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Non-consolidated Variable Interest Entities

Certain Partnerships that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As of June 30, 2024, the total remaining unfunded commitments from the Company’s general partner entities to the non-consolidated VIEs was $182,293. Investor commitments are the primary source of financing for the non-consolidated VIEs.

The maximum exposure to loss represents the potential loss of assets recognized by the Company relating to these non-consolidated VIEs. The Company believes that its maximum exposure to loss is limited because it establishes separate limited liability or limited partnership entities to serve as the general partner or managing member of the Partnerships.

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30,	March 31,
	2024	2024
Investments	$233,900	$232,743
Fees receivable	76,916	61,694
Due from related parties	5,579	1,699
Total VIE Assets	316,395	296,136
Less: Non-controlling interests	(2,155)	(1,918)
Maximum exposure to loss	$314,240	$294,218

7. Debt

The Company’s debt consisted of the following:

	As of June 30, 2024			As of March 31, 2024
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$96,250	$95,922	7.25%	$96,875	$96,531	7.25%
2020 Multi-Draw Facility	100,000	99,643	3.50%	100,000	99,628	3.50%
Total Debt	$196,250	$195,565		$196,875	$196,159

The carrying value of the Company’s outstanding debt as of June 30, 2024 and March 31, 2024 approximated fair value except for the 2020 multi-draw facility, which had an estimated fair value of $86,883 and $87,611 as of June 30, 2024 and March 31, 2024, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2024:

	Class A Common Stock	Class B Common Stock
March 31, 2024	40,547,806	13,664,635
Forfeitures	(20,420)	—
Shares repurchased for employee tax withholdings	(16)	—
Shares issued pursuant to Employee Share Purchase Plan	6,178	—
June 30, 2024	40,533,548	13,664,635

9. Equity Based Compensation

Restricted Stock Awards

A summary of restricted stock activity for the three months ended June 30, 2024 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2024	363,128	$80.34
Vested	(289)	$82.72
Forfeited	(7,376)	$78.55
June 30, 2024	355,463	$80.37

As of June 30, 2024, total unrecognized compensation expense related to restricted stock was $24,789.

Performance Awards

A summary of performance award activity for the three months ended June 30, 2024 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2024	489,150	$29.79
Forfeited	(13,044)	$29.79
June 30, 2024	476,106	$29.79

As of June 30, 2024, total estimated unrecognized expense related to the unvested performance awards was $9,102 and none of the performance awards had met their market price-based vesting condition.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

10. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2024	2023
Base compensation and benefits	$61,020	$36,350
Incentive fee compensation	14,192	4,907
Equity-based compensation	3,223	2,846
Total compensation and benefits	$78,435	$44,103

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

The Company’s effective tax rate was 18.5% for the three months ended June 30, 2024 and 24.2% for the three months ended June 30, 2023. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to NCI, valuation allowance recorded against deferred tax assets and discrete tax adjustments.

As of June 30, 2024, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount	Net income attributable to Class A Stockholders	Weighted-Average Shares	Per share amount
Basic EPS of Class A common stock	$58,964	39,695,677	$1.49	$30,998	37,707,809	$0.82
Adjustment to net income:
Assumed vesting of employee awards	51			14
Assumed conversion of Class B and Class C Units	20,674			12,602
Effect of dilutive securities:
Assumed vesting of employee awards		132,294			58,845
Assumed conversion of Class B and Class C Units		14,221,775			16,089,097
Diluted EPS of Class A common stock	$79,689	54,049,746	$1.47	$43,614	53,855,751	$0.81

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

The calculation of diluted earnings per share excludes 476,106 and 508,716 weighted-average shares underlying performance awards for the three months ended June 30, 2024 and 2023, respectively, as the market condition was not achieved as of June 30, 2024 and 2023.
13. Related Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $115,048 and $80,303 for the three months ended June 30, 2024 and 2023, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company earned incentive fees from Partnerships of $55,320 and $18,625 for the three months ended June 30, 2024 and 2023, respectively.

Fees receivable from the Partnerships were $120,139 and $91,317 as of June 30, 2024 and March 31, 2024, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

14. Supplemental Cash Flow

	Three Months Ended June 30,
	2024	2023
Establishment of lease liability in exchange for right of use asset	$1,484	$3,116
Non-cash investing activities:
Investments purchased by consolidated fund	$8,200	$—
Non-cash purchase of other equity method investment	$—	$2,000
Non-cash financing activities:
Dividends declared but not paid	$19,451	$16,780
Member distributions declared but not paid	$21,638	$11,464

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,237,605 and $1,221,488, net of amounts attributable to NCI, at June 30, 2024 and March 31, 2024, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $309,401 and $305,372 as of June 30, 2024 and March 31, 2024, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $266,842 and $267,734 as of June 30, 2024 and March 31, 2024, respectively.
In connection with certain of the Company’s strategic technology investments, a percentage of realized gains will be paid to one of our Co-CEOs for overseeing the initial investments and up to 15% may be paid as a discretionary bonus to other employees as those gains are realized. The Company has an unrealized net gain on strategic investments of $38,278 as of June 30, 2024.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of June 30, 2024, the total amount of outstanding loans at the third-party lender under the EIP was $1,073, and the Company believes the risk of default by an employee to be remote.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended June 30,
	2024	2023
Operating lease costs	$2,206	$2,200
Variable lease costs	$407	$399
Cash paid for amounts included in the measurement of operating lease liabilities	$2,233	$2,088

Weighted average remaining lease term (in years)	12.3	13.4
Weighted average discount rate	3.5%	3.4%

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

As of June 30, 2024, the maturities of operating lease liabilities were as follows:

Remainder of FY2025	$6,574
FY2026	8,366
FY2027	8,241
FY2028	7,580
FY2029	6,773
Thereafter	60,003
Total lease payments	$97,537
Less: imputed interest	(18,621)
Total operating lease liabilities	$78,916

16. Subsequent Events

On August 6, 2024, the Company announced a quarterly dividend of $0.49 per share of Class A common stock to record holders at the close of business on September 16, 2024. The payment date will be October 4, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Form 10-K for a more complete understanding of our financial position and results of operations.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2024 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2024 and fiscal 2023 are to our fiscal years ended March 31, 2024, and 2023, respectively.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $94.5 billion of our assets under management (“AUM”) as of June 30, 2024.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised $35.2 billion of our AUM as of June 30, 2024.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $810.4 billion of assets under advisement (“AUA”) as of June 30, 2024.

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
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value ("NAV") in, our specialized funds. The management fee during the investment period is often charged on capital commitments and after the investment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital or NAV. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partners commit early in the offering period or if the limited partners are investors in our other funds.
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
Other Income (Expense)
Equity in income of investees primarily represents our share of earnings from our investments in our specialized funds and certain customized separate accounts in which we have a general partner commitment. Equity income primarily comprises our share of the net realized and unrealized gains (losses) and investment income partially offset by the expenses from these investments.
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
Non-operating gain consists primarily of gains and losses on certain investments, changes in liability under the tax receivable agreement and other non-recurring or non-cash items.

Other income (expense) of consolidated variable interest entities (“VIEs”) consists primarily of the share of earnings of investments of consolidated general partner entities, which are not wholly-owned by us, in our specialized funds and certain customized separate accounts in which they have a general partner commitment, interest income on our previously consolidated fund and unrealized gains and interest income on consolidated funds.
Income Tax Expense
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by HLA. HLA is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by HLA flows through to its limited partners, including us, and is generally not subject to U.S. federal or state income tax at the partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain of our subsidiaries are subject to local jurisdiction income taxes at the entity level. Accordingly, the tax liability with respect to income attributable to non-controlling interests ("NCI") in HLA is borne by the holders of such NCI.
Non-controlling interests
Non-controlling interests reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by us. NCI are presented as separate components in our Condensed Consolidated Statements of Income to clearly distinguish between our interests and the economic interests of third parties and employees in those entities.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2024 and 2023. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
(in thousands)	2024	2023
Revenues
Management and advisory fees	$139,962	$105,407
Incentive fees	56,769	19,630
Total revenues	196,731	125,037
Expenses
Compensation and benefits	78,435	44,103
General, administrative and other	28,373	25,761
Consolidated variable interest entities related:
General, administrative and other	312	234
Total expenses	107,120	70,098
Other income (expense)
Equity in income of investees	7,389	11,866
Interest expense	(2,947)	(2,890)
Interest income	765	937
Non-operating gain	9,814	232
Consolidated variable interest entities related:
Equity in income of investees	928	132
Unrealized gain	1,197	794
Interest expense	—	(6)
Interest income	17	1,740
Total other income (expense)	17,163	12,805
Income before income taxes	106,774	67,744
Income tax expense	19,687	16,400
Net income	87,087	51,344
Less: Income attributable to non-controlling interests in general partnerships	346	1
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	27,645	19,133
Less: Income attributable to non-controlling interests in consolidated funds	132	1,212
Net income attributable to Hamilton Lane Incorporated	$58,964	$30,998

Revenues
The following table shows revenues of the Company:

	Three Months Ended June 30,		Change
(in thousands)	2024	2023
Revenues
Management and advisory fees
Specialized funds	$89,792	$57,716	$32,076
Customized separate accounts	33,453	31,719	1,734
Advisory	5,911	6,293	(382)
Reporting, monitoring, data and analytics	6,994	5,557	1,437
Distribution management	498	1,213	(715)
Fund reimbursement revenue	3,314	2,909	405
Total management and advisory fees	139,962	105,407	34,555
Incentive fees
Specialized funds	52,054	18,386	33,668
Customized separate accounts	4,715	1,244	3,471
Total incentive fees	56,769	19,630	37,139
Total revenues	$196,731	$125,037	$71,694

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Total revenues increased $71.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to increases in management and advisory fees and incentive fees.
Management and advisory fees increased $34.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Specialized funds revenue increased $32.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due primarily to an increase of $23.4 million in revenue from our latest secondary fund and an increase of $11.2 million in revenue from our evergreen funds, which added $3.1 billion and $3.3 billion, respectively, in fee-earning AUM between periods. Revenue from our latest secondary fund included $20.7 million in retroactive fees for the three months ended June 30, 2024 compared to $3.9 million in retroactive fees for the three months ended June 30, 2023. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity. Reporting, monitoring, data and analytics revenue increased by $1.4 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to increased subscriptions of our technology solutions.
Incentive fees increased $37.1 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due primarily to an increase in incentive fees from the increased tax-related portion of carried interest distributions in the current period and the proceeds realized on the sale of an underlying investment in one of our specialized funds that has an American waterfall.

Expenses
The following table shows expenses of the Company (excluding consolidated VIEs):

	Three Months Ended June 30,		Change
(in thousands)	2024	2023
Expenses
Compensation and benefits
Base compensation and benefits	$61,020	$36,350	$24,670
Incentive fee compensation	14,192	4,907	9,285
Equity-based compensation	3,223	2,846	377
Total compensation and benefits	78,435	44,103	34,332
General, administrative and other	28,373	25,761	2,612
Total expenses	$106,808	$69,864	$36,944
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Total expenses increased $36.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $34.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due primarily to an increase in base compensation and benefits and an increase in incentive fee compensation. Base compensation and benefits increased $24.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due primarily to increases in our annual bonus plan accrual related to stronger operating performance and increased incentive fees compared to the prior year period. Incentive fee compensation increased $9.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to the increase in incentive fee revenue.
General, administrative and other expenses increased $2.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This change consisted primarily of an increase of $0.8 million in third-party commissions attributed primarily to the increase in gross subscriptions to our evergreen funds, an increase of $0.7 million in consulting and professional fees and an increase of $0.7 million in conferences and marketing expenses.

Other Income (Expense)
The following table shows total other income (expense) of the Company (excluding consolidated VIEs):

	Three Months Ended June 30,		Total Change
(in thousands)	2024	2023
Other income (expense)
Equity in income of investees
Primary funds	$237	$554	$(317)
Direct investment funds	2,358	4,084	(1,726)
Secondary funds	173	1,403	(1,230)
Customized separate accounts	2,474	3,109	(635)
Evergreen funds	2,285	2,716	(431)
Other equity method investments	(138)	—	(138)
Total equity in income of investees	7,389	11,866	(4,477)
Interest expense	(2,947)	(2,890)	(57)
Interest income	765	937	(172)
Non-operating gain	9,814	232	9,582
Total other income (expense)	$15,021	$10,145	$4,876

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Other income (expense) increased $4.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due primarily to an increase in non-operating gain, partially offset by a decrease in equity in income of investees.
Equity in income of investees decreased $4.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. This was due primarily to smaller increases in investment valuations during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Non-operating gain increased $9.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due primarily to the recognition of an $8.4 million fair value adjustment on an investment during the three months ended June 30, 2024.

Consolidated Variable Interest Entities
The following table shows the results of operations of consolidated VIEs:

	Three Months Ended June 30,		Total Change
(in thousands)	2024	2023
Expenses
General, administrative and other	$312	$234	$78

Other income (expense)
Equity in income of investees	$928	$132	$796
Unrealized gain	1,197	794	403
Interest expense	—	(6)	6
Interest income	17	1,740	(1,723)
Total other income (expense)	$2,142	$2,660	$(518)

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Total other income of consolidated VIEs decreased $0.5 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due primarily to the decrease in interest income, partially offset by an increase in equity in income of investees. Equity in income of investees increased by $0.8 million due primarily to the increases in public market valuations during the period. Interest income decreased $1.7 million due primarily to interest income of investments earned by a consolidated Partnership prior to its deconsolidation in fiscal 2024.

Income Tax Expense
Our effective tax rate was 18.5% and 24.2% for the three months ended June 30, 2024 and 2023, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to NCI, a valuation allowance recorded against deferred tax assets and discrete tax adjustments. The effective tax rate for the three months ended June 30, 2024 was lower than the effective tax rate for the three months ended June 30, 2023 due primarily to a lower valuation allowance against deferred tax assets not expected to be realized at June 30, 2024.

Non-Controlling Interests
The following table shows income attributable to NCI:

	Three Months Ended June 30, 2024		Total Change
(in thousands)	2024	2023
Income attributable to non-controlling interests in general partnerships	$346	$1	$345
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	27,645	19,133	8,512
Income attributable to non-controlling interests in consolidated funds	132	1,212	(1,080)
	$28,123	$20,346	$7,777

Three months ended June 30, 2024 compared to three months ended June 30, 2023
Net income attributable to NCI increased by $7.8 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was driven primarily by the allocation of net income to NCI holders based upon their economic ownership percentages, partially offset by our increased economic ownership percentage in Hamilton Lane Advisors, L.L.C. during fiscal 2024.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended June 30,			Three Months Ended June 30,
(in millions)	2024			2023
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$37,574	$28,175	$65,749	$34,684	$22,662	$57,346
Contributions (1)	1,647	2,609	4,256	1,792	1,258	3,050
Distributions (2)	(969)	(1,323)	(2,292)	(636)	(172)	(808)
Foreign exchange, market value and other (3)	(29)	26	(3)	10	67	77
Balance, end of period	$38,223	$29,487	$67,710	$35,850	$23,815	$59,665

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
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Fee-earning AUM increased $2.0 billion during the three months ended June 30, 2024, due primarily to contributions from customized separate accounts and specialized funds.

Customized separate accounts fee-earning AUM increased $0.6 billion during the three months ended June 30, 2024. Customized separate accounts contributions were $1.6 billion for the three months ended June 30, 2024, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $1.0 billion for the three months ended June 30, 2024 due primarily to $0.4 billion from accounts moving from a committed to net invested capital fee base, $0.3 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $0.2 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $1.3 billion, during the three months ended June 30, 2024. Specialized fund contributions were $2.6 billion for the three months ended June 30, 2024, due primarily to $1.2 billion from our latest secondary fund and $1.1 billion from our evergreen funds. Distributions were $1.3 billion for the three months ended June 30, 2024, due primarily to $0.9 billion from accounts reaching the end of their fund term and $0.3 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base.
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
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight earnings from recurring management fees. FRE represents net income excluding (a) incentive fees and related compensation, (b) interest income and expense, (c) income tax expense, (d) equity in income of investees, (e) non-operating gain and (f) certain other significant items that we believe are not indicative of our core performance. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.
Adjusted EBITDA
Adjusted EBITDA is an internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our outstanding debt, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) non-operating gain and (f) certain other significant items that we believe are not indicative of our core performance.

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023
Net income attributable to Hamilton Lane Incorporated	$58,964	$30,998
Income attributable to non-controlling interests in general partnerships	346	1
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	27,645	19,133
Income attributable to non-controlling interests in consolidated funds	132	1,212
Incentive fees	(56,769)	(19,630)
Incentive fee related compensation (1)	26,965	9,324
Consolidated VIE related general, administrative and other expenses	312	233
Revenue related to consolidated funds	—	147
Non-operating income related compensation	—	59
Interest income	(782)	(2,677)
Interest expense	2,947	2,896
Income tax expense	19,687	16,400
Equity in income of investees	(8,317)	(11,998)
Non-operating gain	(11,011)	(1,026)
Fee Related Earnings	$60,119	$45,072
Depreciation and amortization	2,313	1,873
Equity-based compensation	3,223	2,846
Incentive fees	56,769	19,630
Incentive fee related compensation (1)	(26,965)	(9,324)
Non-operating income related compensation	—	(59)
Interest income	765	937
Adjusted EBITDA	$96,224	$60,975
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP earnings per share is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the three months ended June 30, 2024 and 2023 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands, except share and per-share amounts)	2024	2023
Net income attributable to Hamilton Lane Incorporated	$58,964	$30,998
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	27,645	19,133
Income tax expense	19,687	16,400
Adjusted pre-tax net income	106,296	66,531
Adjusted income taxes (1)	(24,873)	(15,701)
Adjusted net income	$81,423	$50,830

Adjusted shares outstanding	54,049,746	53,855,751

Non-GAAP earnings per share	$1.51	$0.94

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.4% and 23.6% for the three months ended June 30, 2024 and 2023, respectively, applied to adjusted pre-tax net income. The 23.4% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.4%. The 23.6% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.6%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through March 31, 2024 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.6	1.6	11.6%	8.7%	57 bps	(187 bps)	393 bps	143 bps
PEF VII	2010	262	290	1.6	1.6	12.2%	8.3%	(182 bps)	(553 bps)	212 bps	(164 bps)
PEF VIII	2012	427	430	1.5	1.5	9.2%	6.7%	(427 bps)	(662 bps)	(98 bps)	(335 bps)
PEF IX	2015	517	520	1.9	1.9	18.5%	16.2%	390 bps	171 bps	708 bps	485 bps
PEF X	2018	278	252	1.6	1.5	17.2%	14.1%	266 bps	(89 bps)	557 bps	194 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(196 bps)	869 bps	210 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.1%	(82 bps)	(371 bps)	304 bps	21 bps
Secondary Fund IV	2016	1,917	2,076	1.6	1.6	16.0%	16.7%	136 bps	164 bps	461 bps	498 bps
Secondary Fund V	2019	3,929	3,776	1.5	1.5	20.0%	18.4%	793 bps	637 bps	1,067 bps	915 bps
Secondary Fund VI	2022	5,603	1,464	1.3	1.5	70.6%	>100%	3,633 bps	8,556 bps	4,037 bps	8,977 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.3)%	(570 bps)	(747 bps)	(320 bps)	(502 bps)
Co-Investment Fund II	2008	1,195	1,157	2.1	1.8	18.0%	14.4%	567 bps	188 bps	945 bps	560 bps
Co-Investment Fund III	2014	1,243	1,323	1.7	1.5	14.8%	11.8%	33 bps	(267 bps)	368 bps	63 bps
Co-Investment Fund IV	2018	1,698	1,494	2.3	2.1	25.6%	23.9%	1,053 bps	860 bps	1,349 bps	1,151 bps
Equity Opportunities Fund V	2021	2,069	1,687	1.3	1.2	14.5%	12.8%	200 bps	12 bps	426 bps	247 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.3	1.2	11.2%	8.9%	530 bps	296 bps	635 bps	403 bps
Strat Opps 2017	2017	435	448	1.3	1.2	10.8%	8.3%	652 bps	398 bps	647 bps	408 bps
Strat Opps IV (Series 2018)	2018	889	870	1.3	1.2	9.9%	7.8%	590 bps	358 bps	603 bps	362 bps
Strat Opps V (Series 2019)	2019	762	712	1.3	1.2	12.2%	9.5%	843 bps	504 bps	647 bps	303 bps
Strat Opps VI (Series 2020)	2021	898	853	1.2	1.1	8.1%	6.5%	613 bps	348 bps	224 bps	12 bps
Strat Opps VII	2022	953	822	1.1	1.1	14.5%	12.4%	417 bps	132 bps	344 bps	89 bps
Strat Opps VIII	2023	700	89	1.0	0.9	NM	NM	NM	NM	NM	NM
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2024. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of June 30, 2024 and March 31, 2024, our cash and cash equivalents were $151.7 million and $114.6 million, respectively.
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

The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00%. As of June 30, 2024, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.

The Term Loan Agreement has a maturity date of January 1, 2030 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of June 30, 2024, we had an outstanding balance of $96 million under the Term Loan Agreement. We were entitled to request additional uncommitted term advances not to exceed $25 million in the aggregate, subject to the Cap, through December 31, 2023.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of March 24, 2025. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of June 30, 2024, we did not have an outstanding balance under the Revolving Loan Agreement.

The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of July 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of June 30, 2024, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.

The Loan Agreements contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of June 30, 2024 and March 31, 2024, the principal amount of debt outstanding equaled $196.3 million and $196.9 million, respectively. We had $128.8 million in availability under the Loan Agreements as of June 30, 2024.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2024 and March 31, 2024, we were required to maintain approximately $4.8 million and approximately $5.0 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Cash Flows
Three Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$79,743	$57,973
Net cash provided by (used in) investing activities	$2,132	$(39,722)
Net cash used in financing activities	$(30,418)	$(4,834)
Operating Activities
Operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the three months ended June 30, 2024 and 2023, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.

Investing Activities
Investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our funds. For the three months ended June 30, 2024 and 2023, our net cash provided by (used in) investing activities was driven primarily by purchases of furniture, fixtures and equipment, net contributions to our funds, cash from consolidating funds and purchases of non-fund investments.
Financing Activities
Financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the three months ended June 30, 2024 and 2023, our net cash used in financing activities was driven primarily by dividends paid to stockholders and distributions to HLA members. Additionally, the three months ended June 30, 2023 included draw-downs and repayment of borrowings under our Revolving Loan Agreement and contributions from NCI interest in our previously consolidated fund.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements discussed in our 2024 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2024 Form 10-K.

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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.
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

Interest Rate Risk
As of June 30, 2024, we had $196.3 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 7.25% as of June 30, 2024. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 7.00% as of June 30, 2024.
Based on the floating rate component of our Loan Agreements payable as of June 30, 2024, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.0 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2024	—	$—	—	$50,000,000
May 1 - 31, 2024	—	$—	—	$50,000,000
June 1 - 30, 2024	16	$123.43	—	$50,000,000
Total	16	$123.43	—	$50,000,000

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
Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
10.1○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.					X
10.2○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

○ Certain information has been omitted from the exhibit because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.
‡ Furnished herewith.

47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August 2024.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)