Form 10-Q
period 2024-09-30
Hamilton Lane INC
filed 2024-11-06
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 4, 2024, there were 41,769,531 shares of the registrant’s Class A common stock, par value $0.001, and 13,664,635 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	March 31,
	2024	2024
Assets
Cash and cash equivalents	$193,771	$114,634
Restricted cash	5,858	4,985
Fees receivable	95,509	108,291
Prepaid expenses	16,750	11,073
Due from related parties	16,467	8,150
Furniture, fixtures and equipment, net	32,264	33,013
Lease right-of-use assets, net	62,991	62,425
Investments	627,172	603,697
Deferred income taxes	257,187	261,887
Other assets	33,989	34,435
Assets of consolidated variable interest entities:
Cash and cash equivalents	33,198	—
Investments	41,888	28,575
Other assets	7,286	35
Total assets	$1,424,330	$1,271,200
Liabilities and equity
Accounts payable	$6,430	$4,505
Accrued compensation and benefits	71,431	35,979
Accrued members’ distributions	9,279	23,815
Accrued dividend	19,454	17,628
Debt	194,971	196,159
Payable to related parties pursuant to tax receivable agreement	200,346	201,422
Lease liabilities	79,884	79,033
Other liabilities (includes $13,080 and $13,071 at fair value)	39,904	36,700
Liabilities of consolidated variable interest entities:
Other liabilities	709	1
Total liabilities	$622,408	$595,242

Commitments and contingencies (Note 15)

Class A common stock, $0.001 par value, 300,000,000 authorized; 41,770,189 and 40,547,806 issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	41	41
Class B common stock, $0.001 par value, 50,000,000 authorized; 13,664,635 and 13,664,635 issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	14	14
Additional paid-in-capital	214,788	208,402
Retained earnings	391,737	316,696
Total Hamilton Lane Incorporated stockholders’ equity	$606,580	$525,153
Non-controlling interests in general partnerships	5,875	5,043
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	178,633	145,762
Non-controlling interests in consolidated funds	10,834	—
Total equity	$801,922	$675,958
Total liabilities and equity	$1,424,330	$1,271,200
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues
Management and advisory fees	$119,783	$109,184	$259,745	$214,592
Incentive fees	30,216	17,692	86,985	37,322
Total revenues	149,999	126,876	346,730	251,914
Expenses
Compensation and benefits	55,070	45,930	133,504	90,032
General, administrative and other	27,737	24,994	56,274	50,755
Consolidated variable interest entities related:
General, administrative and other	—	355	149	588
Total expenses	82,807	71,279	189,927	141,375
Other income (expense)
Equity in income of investees	6,372	8,251	13,762	20,117
Interest expense	(2,704)	(2,743)	(5,651)	(5,632)
Interest income	1,406	1,099	2,171	2,036
Non-operating gain (loss)	1,437	(1,215)	11,251	(982)
Consolidated variable interest entities related:
Equity in income of investees	957	288	1,884	419
Unrealized gain	2,342	2,241	3,539	3,034
Interest expense	—	—	—	(6)
Interest income	92	2,841	108	4,581
Total other income (expense)	9,902	10,762	27,064	23,567
Income before income taxes	77,094	66,359	183,867	134,106
Income tax expense	1,172	1,856	20,859	18,256
Net income	75,922	64,503	163,008	115,850
Less: Income attributable to non-controlling interests in general partnerships	388	87	733	88
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,850	18,654	47,495	37,790
Less: Income attributable to non-controlling interests in consolidated funds	702	3,768	834	4,980
Net income attributable to Hamilton Lane Incorporated	$54,982	$41,994	$113,946	$72,992

Basic earnings per share of Class A common stock	$1.38	$1.11	$2.87	$1.94
Diluted earnings per share of Class A common stock	$1.37	$1.11	$2.85	$1.92
Dividends declared per share of Class A common stock	$0.49	$0.45	$0.98	$0.89

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2024	$41	$14	$208,402	$316,696	$5,043	$145,762	$—	$675,958
Net income	—	—	—	113,946	733	47,495	834	163,008
Equity-based compensation	—	—	5,812	—	—	2,084	—	7,896
Purchase and retirement of Class A stock for tax withholding	—	—	(676)	—	—	(242)	—	(918)
Dividends declared	—	—	—	(38,905)	—	—	—	(38,905)
Capital contributions from non-controlling interests, net	—	—	—	—	99	—	10,000	10,099
Member distributions	—	—	—	—	—	(16,485)	—	(16,485)
Employee Share Purchase Plan share issuance	—	—	934	—	—	335	—	1,269
Equity reallocation between controlling and non-controlling interests	—	—	316	—	—	(316)	—	—
Balance at September 30, 2024	$41	$14	$214,788	$391,737	$5,875	$178,633	$10,834	$801,922

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2023	$39	$15	$171,567	$243,823	$3,877	$135,702	$19,169	$574,192
Net income	—	—	—	72,992	88	37,790	4,980	115,850
Equity-based compensation	—	—	4,180	—	—	1,783	—	5,963
Purchase and retirement of Class A stock for tax withholding	—	—	(76)	—	—	(32)	—	(108)
Dividends declared	—	—	—	(33,564)	—	—	—	(33,564)
Capital contributions from non-controlling interests, net	—	—	—	—	443	—	142,924	143,367
Member distributions	—	—	—	—	—	(25,214)	—	(25,214)
Employee Share Purchase Plan share issuance	—	—	758	—	—	324	—	1,082
Equity reallocation between controlling and non-controlling interests	—	—	2,786	—	—	(2,786)	—	—
Balance at September 30, 2023	$39	$15	$179,215	$283,251	$4,408	$147,567	$167,073	$781,568

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at June 30, 2024	$41	$14	$210,099	$356,209	$5,388	$160,445	$4,632	$736,828
Net income	—	—	—	54,982	388	19,850	702	75,922
Equity-based compensation	—	—	3,439	—	—	1,234	—	4,673
Purchase and retirement of Class A stock for tax withholding	—	—	(287)	—	—	(103)	—	(390)
Dividends declared	—	—	—	(19,454)	—	—	—	(19,454)
Capital contributions from non-controlling interests, net	—	—	—	—	99	—	5,500	5,599
Member distributions	—	—	—	—	—	(1,876)	—	(1,876)
Employee Share Purchase Plan share issuance	—	—	456	—	—	164	—	620
Equity reallocation between controlling and non-controlling interests	—	—	1,081	—	—	(1,081)	—	—
Balance at September 30, 2024	$41	$14	$214,788	$391,737	$5,875	$178,633	$10,834	$801,922

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at June 30, 2023	$39	$15	$176,673	$258,041	$4,004	$138,853	$64,075	$641,700
Net income	—	—	—	41,994	87	18,654	3,768	64,503
Equity-based compensation	—	—	2,185	—	—	933	—	3,118
Dividends declared	—	—	—	(16,784)	—	—	—	(16,784)
Capital distribution from non-controlling interests, net	—	—	—	—	317	—	99,230	99,547
Member distributions	—	—	—	—	—	(11,048)	—	(11,048)
Employee Share Purchase Plan share issuance	—	—	373	—	—	159	—	532
Equity reallocation between controlling and non-controlling interests	—	—	(16)	—	—	16	—	—
Balance at September 30, 2023	$39	$15	$179,215	$283,251	$4,408	$147,567	$167,073	$781,568

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2024	2023
Operating activities:
Net income	$163,008	$115,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,680	3,736
Change in deferred income taxes	4,700	4,121
Change in payable to related parties pursuant to tax receivable agreement	(1,076)	(884)
Equity-based compensation	7,896	5,963
Equity in income of investees	(13,762)	(20,117)
Net realized (gain) loss on sale of investments	(618)	288
Fair value adjustment of other investments	(9,780)	445
Proceeds received from Partnerships	14,038	12,998
Non-cash lease expense	4,778	3,999
Other	397	231
Changes in operating assets and liabilities:
Fees receivable	12,782	(14,660)
Prepaid expenses	(5,677)	3,283
Due from related parties	(8,317)	(636)
Other assets	(367)	3,732
Accounts payable	1,925	(1,017)
Accrued compensation and benefits	35,452	22,961
Lease liability	(4,493)	(4,096)
Other liabilities	2,862	1,629
Consolidated variable interest entities related:
Net unrealized gain on investment	(2,856)	(1,406)
Equity in income of investees	(1,884)	(419)
Other assets and liabilities	(6,543)	(432)
Net cash provided by operating activities	$197,145	$135,569
Investing activities:
Purchase of furniture, fixtures and equipment	(3,080)	(6,276)
Purchase of investments	(5,000)	(6,352)
Proceeds from sale of investments	1,193	1,343
Proceeds from sale of intangible assets	1,275	1,739
Distributions received from Partnerships	12,678	6,001
Contributions to Partnerships	(23,928)	(23,632)
Consolidated variable interest entities related:
Purchase of Investments	(20,275)	(57,832)
Cash from consolidating funds	12,100	—
Net cash used in investing activities	$(25,037)	$(85,009)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2024	2023
Financing activities:
Repayments of debt	$(1,250)	$(1,250)
Draw-down on revolver	—	10,000
Repayment of revolver	—	(25,000)
Repurchase of Class A shares for employee tax withholding	(918)	(108)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,269	1,082
Dividends paid	(37,079)	(31,829)
Members’ distributions paid	(31,021)	(28,599)
Consolidated variable interest entities related:
Contributions from non-controlling interests in general partnerships	148	472
Distributions to non-controlling interests in general partnerships	(49)	(29)
Contributions from non-controlling interests in consolidated funds	10,000	142,924
Net cash (used in) provided by financing activities	$(58,900)	$67,663
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	113,208	118,223
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at beginning of the period	119,619	116,552
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the period	$232,827	$234,775

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Balance Sheets:
	As of September 30,
	2024	2023
Cash and cash equivalents	$193,771	$128,098
Restricted cash	5,858	4,965
Cash and cash equivalents held at consolidated variable interest entities	33,198	101,712
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$232,827	$234,775
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest ("NCI") related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of September 30, 2024 and March 31, 2024, HLI held approximately 73.6% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

The Organization for Economic Co-operation and Development (“OECD”) has issued Pillar Two model rules introducing a new global minimum tax of 15%. While the U.S. has not yet adopted the Pillar Two rules, various other governments around the world are enacting similar legislation. The Company is not within the scope of the OECD Pillar Two model rules.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue
The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and advisory fees	2024	2023	2024	2023
Specialized funds	$70,312	$62,386	$160,103	$120,102
Customized separate accounts	34,757	32,040	68,210	63,759
Advisory	5,728	6,014	11,639	12,307
Reporting, monitoring, data and analytics	7,128	6,261	14,122	11,819
Distribution management	416	1,254	915	2,467
Fund reimbursement revenue	1,442	1,229	4,756	4,138
Total management and advisory fees	$119,783	$109,184	$259,745	$214,592

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive fees	2024	2023	2024	2023
Specialized funds	$26,021	$14,276	$78,076	$32,662
Customized separate accounts	4,195	3,416	8,909	4,660
Total incentive fees	$30,216	$17,692	$86,985	$37,322

4. Investments

Investments consist of the following:

	September 30,	March 31,
	2024	2024
Equity method investments in Partnerships	$419,625	$408,615
Other equity method investments	1,085	1,576
Fair value investments	17,540	17,984
Investments valued under the measurement alternative	188,922	175,522
Total Investments	$627,172	$603,697

Investments of consolidated VIEs consist of the following:

	September 30,	March 31,
	2024	2024
Equity method investments in Partnerships	$18,756	$28,575
Fair value investments	23,132	—
Total Investments of Consolidated VIEs	$41,888	$28,575

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

Fair value investments

The Company’s fair value investments represent a publicly traded security, investments held by the consolidated funds and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The cost of the assets held as collateral was $5,431 and $5,952 as of September 30, 2024 and March 31, 2024, respectively. The direct credit investments were debt securities classified as trading securities. Fair value investments are measured at fair value with unrealized gains and losses recorded in non-operating gain (loss) in the Condensed Consolidated Statements of Income.

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

The Company recognized a loss of $611 and a gain of $337 on fair value investments held as collateral during the three and six months ended September 30, 2024, respectively, and losses of $840 and $869 during the three and six months ended September 30, 2023, respectively, that are recorded in non-operating gain (loss). The Company recognized a gain of $611 and a loss of $337 on the secured financing liability during the three and six months ended September 30, 2024, respectively, and gains of $840 and $869 during the three and six months ended September 30, 2023, respectively, that are recorded in non-operating gain (loss) in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Investments valued under the measurement alternative

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Carrying amount beginning of the period	$188,922	$170,386	$175,522	$168,732
Adjustments related to equity investments:
Purchases	—	5,136	5,000	6,312
Sales / return of capital	—	—	—	(177)
Net change in unrealized gain[1]	—	—	8,400	1,177
Net realized loss	—	—	—	(522)
Carrying amount, end of period	$188,922	$175,522	$188,922	$175,522
(1) Net change in unrealized gain consists of fair value adjustments for observable price changes of identical or similar investments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s investments under the measurement alternative:

	September 30,	March 31,
	2024	2024
Cumulative gross unrealized gains	$78,634	$70,235
Cumulative gross unrealized losses	$(43,289)	$(43,289)

5. Fair Value Measurements

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2024
	Level 1	Level 2	Level 3	NAV(2)	Total
Financial assets:
Fair value investments	$4,460	$—	$13,080	$—	$17,540
Consolidated VIEs
Fair value investments	—	—	—	23,132	23,132
Total financial assets	$4,460	$—	$13,080	$23,132	$40,672

Financial liabilities:
Secured financing(1)	$—	$—	$13,080	$—	$13,080
Total financial liabilities	$—	$—	$13,080	$—	$13,080

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
(2) Investments are recorded at estimated fair value based upon the net asset value ("NAV") of the fund utilizing the practical expedient under ASC 820, “Fair Value Measurement.” The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.

The following is a reconciliation of fair value investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct equity investments	Total investments
Balance as of June 30, 2024	$5,029	$8,842	$13,871
Distributions	(180)	—	(180)
Net loss	(242)	(369)	(611)
Balance as of September 30, 2024	$4,607	$8,473	$13,080

Balance as of March 31, 2024	$5,519	$7,552	$13,071
Distributions	(328)	—	(328)
Net (loss) gain	(584)	921	337
Balance as of September 30, 2024	$4,607	$8,473	$13,080

	Private equity funds	Direct credit investments	Direct equity investments	Total investments
Balance as of June 30, 2023	$6,430	$785	$6,934	$14,149
Distributions	(138)	(798)	—	(936)
Net (loss) gain	(553)	13	(300)	(840)
Balance as of September 30, 2023	$5,739	$—	$6,634	$12,373

Balance as of March 31, 2023	$6,664	$790	$6,774	$14,228
Distributions	(188)	(798)	—	(986)
Net (loss) gain	(737)	8	(140)	(869)
Balance as of September 30, 2023	$5,739	$—	$6,634	$12,373

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of investments held by our consolidated VIEs for which significant unobservable inputs (Level 3) were used in determining value:

Direct credit investments
Balance as of June 30, 2024	$379
Transfer out	(379)
Balance as of September 30, 2024	$—

Balance as of March 31, 2024	$386
Net gain/(loss)	(7)
Transfer out	(379)
Balance as of September 30, 2024	$—

Direct credit investments
Balance as of June 30, 2023	$54,625
Contributions	10,731
Distributions	(140)
Net gain/(loss)	412
Transfer in	3,753
Balance as of September 30, 2023	$69,381

Balance as of March 31, 2023	$21,163
Contributions	24,787
Distributions	(180)
Net gain/(loss)	494
Transfer in	23,117
Balance as of September 30, 2023	$69,381

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of September 30, 2024:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$4,607	Adjusted NAV	Selected market return	2.6%	-	4.4%	2.9%
Direct equity investments	$8,473	Adjusted NAV	Selected market return	4.3%	-	4.5%	4.3%

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

Non-consolidated Variable Interest Entities

Certain Partnerships that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As of September 30, 2024, the total remaining unfunded commitments from the Company’s general partner entities to the non-consolidated VIEs was $187,283. Investor commitments are the primary source of financing for the non-consolidated VIEs.

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

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30,	March 31,
	2024	2024
Investments	$239,065	$232,743
Fees receivable	27,986	61,694
Due from related parties	5,721	1,699
Total VIE Assets	272,772	296,136
Less: Non-controlling interests	(2,469)	(1,918)
Maximum exposure to loss	$270,303	$294,218

7. Debt

The Company’s debt consisted of the following:

	As of September 30, 2024			As of March 31, 2024
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$95,625	$95,312	6.75%	$96,875	$96,531	7.25%
2020 Multi-Draw Facility	100,000	99,659	3.50%	100,000	99,628	3.50%
Total Debt	$195,625	$194,971		$196,875	$196,159

The carrying value of the Company’s outstanding debt as of September 30, 2024 and March 31, 2024 approximated fair value except for the 2020 multi-draw facility, which had an estimated fair value of $90,533 and $87,611 as of September 30, 2024 and March 31, 2024, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2024:

	Class A Common Stock	Class B Common Stock
March 31, 2024	40,547,806	13,664,635
Awards granted	1,243,383	—
Shares issued pursuant to Employee Share Purchase Plan	10,510	—
Forfeitures	(28,534)	—
Shares repurchased for employee tax withholdings	(2,976)	—
September 30, 2024	41,770,189	13,664,635

9. Equity Based Compensation

Restricted Stock Awards

A summary of restricted stock activity for the six months ended September 30, 2024 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2024	363,128	$80.34
Granted	103,207	$147.79
Vested	(19,652)	$78.06
Forfeited	(15,490)	$81.21
September 30, 2024	431,193	$96.55

As of September 30, 2024, total unrecognized compensation expense related to restricted stock was $36,655.

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

A summary of Performance Award activity for the six months ended September 30, 2024 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2024	489,150	$29.79
Granted	1,140,176	$130.75
Forfeited	(13,044)	$29.79
September 30, 2024	1,616,282	$101.01

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted September 16, 2024:

Grant Date Fair Value	$130.75
Closing share price as of valuation date	$153.23
Risk Free Rate	3.5%
Volatility	37.5%
Dividend Yield	1.3%

As of September 30, 2024, total estimated unrecognized expense related to the unvested Performance Awards was $156,236.

10. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Base compensation and benefits	$42,843	$38,389	$103,862	$74,739
Incentive fee compensation	7,554	4,423	21,746	9,330
Equity-based compensation	4,673	3,118	7,896	5,963
Total compensation and benefits	$55,070	$45,930	$133,504	$90,032

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

The Company’s effective tax rates were 1.5% and 2.8% for the three months ended September 30, 2024 and 2023, respectively, and 11.3% and 13.6% for the six months ended September 30, 2024 and 2023, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to NCI, valuation allowance recorded against deferred tax assets and discrete tax adjustments to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to the Company after the prior fiscal year end.

As of September 30, 2024, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

12. Earnings per Share

The following table presents the basic earnings per share ("EPS") for a share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to HLI	$54,982	$41,994	$113,946	$72,992
Weighted Average Shares	39,704,607	37,718,210	39,700,166	37,713,038
Basic EPS of Class A common stock	$1.38	$1.11	$2.87	$1.94

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to HLI, and, therefore, are not participating shares. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included. Shares of the Company’s Class B common stock are, however, considered potentially dilutive to the Class A common stock because the Class B units to which the Class B common stock corresponds are exchangeable for shares of Class A common stock on a one-for-one basis, at which time the share of Class B common stock is surrendered in exchange for a payment of its par value.

The adjustments to net income for dilutive shares are based upon the additional income that would be allocated to HLI for the change in its ownership percentage due to the dilutive shares and adjusted for the incremental income tax expense related to the additional allocated income. Net income (loss) recorded by HLI on a standalone basis will determine if the Class B and Class C units are dilutive or antidilutive in each respective period.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table presents the diluted EPS for a share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net income attributable to Class A common stockholders - basic	$54,982	$41,994	$113,946	$72,992
Adjustments to net income:
Assumed vesting of employee awards(1)	91	44	152	53
Assumed conversion of Class B and Class C units	19,346	17,824	39,994	30,177
Net income attributable to Class A common stockholders	$74,419	$59,862	$154,092	$103,222
Denominator
Weighted-average shares of Class A common stock outstanding - basic	39,704,607	37,718,210	39,700,166	37,713,038
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards(1)	254,578	133,775	205,379	94,622
Assumed conversion of Class B and Class C units	14,221,775	16,089,097	14,221,775	16,089,097
Weighted-average shares of Class A common stock outstanding	54,180,960	53,941,082	54,127,320	53,896,757
Diluted EPS of Class A common stock	$1.37	$1.11	$2.85	$1.92
(1) Includes Performance Awards that have met their market condition but have not satisfied the service condition.

The following table presents the weighted-average shares excluded from the calculation of diluted EPS of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
Shares	2024	2023	2024	2023
Performance Awards(1)	503,302	508,716	411,954	513,313
(1) Performances Awards for which the market condition has not been achieved as of the period reported.

13. Related Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $94,170 and $83,717 for the three months ended September 30, 2024 and 2023, respectively, and $209,218 and $164,020 for the six months ended September 30, 2024 and 2023, respectively. The Company earned incentive fees from Partnerships of $29,056 and $16,602 for the three

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

months ended September 30, 2024 and 2023, respectively, and $84,376 and $35,227 for the six months ended September 30, 2024 and 2023, respectively.

Fees receivable from the Partnerships were $75,577 and $91,317 as of September 30, 2024 and March 31, 2024, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

14. Supplemental Cash Flow

	Six Months Ended September 30,
	2024	2023
Non-cash operating activities:
Establishment of lease liability in exchange for right of use asset	$3,578	$4,666
Non-cash investing activities:
Non-cash purchase of other equity method investment	$—	$2,000
Non-cash financing activities:
Dividends declared but not paid	$19,454	$16,784
Member distributions declared but not paid	$9,279	$12,338

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,252,836 and $1,221,488, net of amounts attributable to NCI, at September 30, 2024 and March 31, 2024, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $313,209 and $305,372 as of September 30, 2024 and March 31, 2024, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $276,153 and $267,734 as of September 30, 2024 and March 31, 2024, respectively.
In connection with certain of the Company’s strategic technology investments a percentage of realized gains will be paid to one of our Co-CEOs for overseeing the initial investments and up to 15% may be paid as a discretionary bonus to other employees as those gains are realized. The Company has an unrealized net gain on strategic investments of $37,732 as of September 30, 2024.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of September 30, 2024, the total amount of outstanding loans at the third-party lender under the EIP was $1,187, and the Company believes the risk of default by an employee to be remote.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$2,372	$2,270	$4,578	$4,469
Variable lease costs	$381	$259	$788	$658
Cash paid for amounts included in the measurement of operating lease liabilities	$2,260	$2,244	$4,493	$4,332

			September 30, 2024	March 31, 2024
Weighted average remaining lease term (in years)			11.9	12.6
Weighted average discount rate			3.5%	3.5%

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

As of September 30, 2024, the maturities of operating lease liabilities were as follows:

Remainder of FY2025	$4,444
FY2026	8,965
FY2027	8,863
FY2028	8,172
FY2029	7,340
Thereafter	60,414
Total lease payments	$98,198
Less: imputed interest	(18,314)
Total operating lease liabilities	$79,884

16. Subsequent Events

Credit Facility Amendments
On October 7, 2024, the Company amended its existing Term Loan Agreement, Revolving Loan and Security Agreement, 2020 Multi-Draw Term Loan Agreement and 2022 Multi-Draw Term Loan Agreement (collectively, the “Loan Agreements”). The amendments included naming JP Morgan Chase Bank, N.A. as the successor-in-interest to First Republic Bank, updating the maturity dates for the Loan Agreements and allowing for incurring additional indebtedness.

Private Placement of Senior Notes

On October 8, 2024, the Company issued $100,000 aggregate principal amount of 5.28% senior notes due October 15, 2029.

Dividend Declared

On November 6, 2024, the Company announced a quarterly dividend of $0.49 per share of Class A common stock to record holders at the close of business on December 16, 2024. The payment date will be January 7, 2025.

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
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $95.1 billion of our assets under management (“AUM”) as of September 30, 2024.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised $36.2 billion of our AUM as of September 30, 2024.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $816.1 billion of assets under advisement (“AUA”) as of September 30, 2024.

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
Recent Transactions
Credit Facility Amendments
On October 7, 2024, we amended our existing Term Loan Agreement, Revolving Loan and Security Agreement, 2020 Multi-Draw Term Loan Agreement and 2022 Multi-Draw Term Loan Agreement (collectively, the “Loan Agreements”). The amendments included naming JP Morgan Chase Bank, N.A. as the successor-in-interest to First Republic Bank, updating the maturity dates for the Loan Agreements and allowing for incurring additional indebtedness.
Private Placement of Senior Notes

On October 8, 2024, we issued $100 million aggregate principal amount of 5.28% senior notes due October 15, 2029 (the “Notes”).

Performance Awards

On September 16, 2024, we granted a total of 1,140,176 shares of performance stock awards (“Performance Awards”) with a grant-date fair value of $149.1 million to certain employees, which included grants to each of our Co-Chief Executive Officers. The Performance Awards are subject to both a market-based and a service-based vesting condition and will vest based upon (i) the market price of our Class A common stock achieving certain price thresholds from $150 per share to $230 per share and (ii) continued employment through the date the price target is met (with a minimum of five years of service required after the grant date for vesting). Compensation expense will be recognized ratably from the grant date to the end of the applicable employee’s minimum service period.

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
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value (“NAV”) in, our specialized funds. The management fee during the investment period is often charged on capital commitments and after the investment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital or NAV. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partners commit early in the offering period or if the limited partners are investors in our other funds.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2024 and 2023. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues
Management and advisory fees	$119,783	$109,184	$259,745	$214,592
Incentive fees	30,216	17,692	86,985	37,322
Total revenues	149,999	126,876	346,730	251,914
Expenses
Compensation and benefits	55,070	45,930	133,504	90,032
General, administrative and other	27,737	24,994	56,274	50,755
Consolidated variable interest entities related:
General, administrative and other	—	355	149	588
Total expenses	82,807	71,279	189,927	141,375
Other income (expense)
Equity in income of investees	6,372	8,251	13,762	20,117
Interest expense	(2,704)	(2,743)	(5,651)	(5,632)
Interest income	1,406	1,099	2,171	2,036
Non-operating gain (loss)	1,437	(1,215)	11,251	(982)
Consolidated variable interest entities related:
Equity in income of investees	957	288	1,884	419
Unrealized gain	2,342	2,241	3,539	3,034
Interest expense	—	—	—	(6)
Interest income	92	2,841	108	4,581
Total other income (expense)	9,902	10,762	27,064	23,567
Income before income taxes	77,094	66,359	183,867	134,106
Income tax expense	1,172	1,856	20,859	18,256
Net income	75,922	64,503	163,008	115,850
Less: Income attributable to non-controlling interests in general partnerships	388	87	733	88
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,850	18,654	47,495	37,790
Less: Income attributable to non-controlling interests in consolidated funds	702	3,768	834	4,980
Net income attributable to Hamilton Lane Incorporated	$54,982	$41,994	$113,946	$72,992

Revenues
The following table shows revenues of the Company:

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2024	2023		2024	2023
Revenues
Management and advisory fees
Specialized funds	$70,312	$62,386	$7,926	$160,103	$120,102	$40,001
Customized separate accounts	34,757	32,040	2,717	68,210	63,759	4,451
Advisory	5,728	6,014	(286)	11,639	12,307	(668)
Reporting, monitoring, data and analytics	7,128	6,261	867	14,122	11,819	2,303
Distribution management	416	1,254	(838)	915	2,467	(1,552)
Fund reimbursement revenue	1,442	1,229	213	4,756	4,138	618
Total management and advisory fees	119,783	109,184	10,599	259,745	214,592	45,153
Incentive fees
Specialized funds	26,021	14,276	11,745	78,076	32,662	45,414
Customized separate accounts	4,195	3,416	779	8,909	4,660	4,249
Total incentive fees	30,216	17,692	12,524	86,985	37,322	49,663
Total revenues	$149,999	$126,876	$23,123	$346,730	$251,914	$94,816

Three months ended September 30, 2024 compared to three months ended September 30, 2023
Total revenues increased $23.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $10.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Specialized funds revenue increased $7.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due primarily to an increase of $12.1 million in revenue from our evergreen funds, which added $3.6 billion in fee-earning AUM between periods. The increase was partially offset by a net decrease of $1.3 million in revenue from our latest secondary fund compared to the three months ended September 30, 2023 due to $6.1 million of retroactive fees in the prior year period. Retroactive fees are management fees earned in the current period from investors that commit to a specialized fund towards the end of the fundraising period and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period.
Customized separate accounts revenue increased $2.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity.
Incentive fees increased $12.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due primarily to an increase in incentive fees from the increased tax-related portion of carried interest distributions in the current period.

Six months ended September 30, 2024 compared to six months ended September 30, 2023
Total revenues increased $94.8 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $45.2 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023.
Specialized funds revenue increased $40.0 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, due primarily to an increase of $23.4 million in revenue from our evergreen funds and an increase of $22.1 million in revenue from our latest secondary fund, which added $3.6 billion and $2.5 billion, respectively, in fee-earning AUM between periods. Revenue from our latest secondary fund included $20.7 million in retroactive fees for the six months ended September 30, 2024 compared to $8.8 million in retroactive fees for the six months ended September 30, 2023.
Customized separate accounts revenue increased $4.5 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity.
Incentive fees increased $49.7 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, due primarily to an increase in incentive fees from the increased tax-related portion of carried interest distributions in the current period and the proceeds realized on the sale of an underlying investment in one of our specialized funds that has an American waterfall.

Expenses
The following tables show expenses of the Company (excluding consolidated VIEs):

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2024	2023		2024	2023
Expenses
Compensation and benefits
Base compensation and benefits	$42,843	$38,389	$4,454	$103,862	$74,739	$29,123
Incentive fee compensation	7,554	4,423	3,131	21,746	9,330	12,416
Equity-based compensation	4,673	3,118	1,555	7,896	5,963	1,933
Total compensation and benefits	55,070	45,930	9,140	133,504	90,032	43,472
General, administrative and other	27,737	24,994	2,743	56,274	50,755	5,519
Total expenses	$82,807	$70,924	$11,883	$189,778	$140,787	$48,991
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Total expenses increased $11.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $9.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Base compensation and benefits increased $4.5 million for the three months ended September 30, 2024, due primarily to an increase in salary expense from additional headcount compared to the prior year period. Incentive fee compensation increased $3.1 million for the three months ended September 30, 2024 due to an increase in incentive fee revenue earned compared to the prior year period. Equity-based compensation increased $1.6 million driven primarily by the awards granted between September 30, 2023 and September 30, 2024.
General, administrative and other expenses increased $2.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This change consisted primarily of an increase of $1.5 million in fund reimbursement expense attributed to the timing of newly created funds and an increase of $0.8 million in consulting and professional fees.
Six months ended September 30, 2024 compared to six months ended September 30, 2023
Total expenses increased $49.0 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $43.5 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. Base compensation and benefits increased $29.1 million, due primarily to increases in headcount, an increase in our annual bonus plan accrual related to stronger operating performance and increased incentive fees compared to the prior year period. Incentive fee compensation increased $12.4 million for the six months ended September 30, 2024, due to an increase in incentive fee revenue compared to the prior year period. Equity-based compensation increased $1.9 million for the six months ended September 30, 2024, driven primarily by the awards granted between September 30, 2023 and September 30, 2024.
General, administrative and other expenses increased $5.5 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023. This change consisted primarily of an increase of $1.4 million in consulting and professional fees, an increase of $1.3 million in fund reimbursement expense attributed to the timing of newly created funds and an increase of $1.2 million in third-party commissions primarily attributed to the increase in gross subscriptions to our evergreen funds.

Other Income (Expense)
The following table shows total other income (expense) of the Company (excluding consolidated VIEs):

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2024	2023		2024	2023
Other income (expense)
Equity in income of investees
Primary funds	$(148)	$871	$(1,019)	$89	$1,425	$(1,336)
Direct investment funds	1,128	2,665	(1,537)	3,486	6,750	(3,264)
Secondary funds	770	1,214	(444)	943	2,616	(1,673)
Customized separate accounts	2,281	2,323	(42)	4,755	5,433	(678)
Evergreen funds	2,695	1,178	1,517	4,980	3,893	1,087
Other equity method investments	(354)	—	(354)	(491)	—	(491)
Total equity in income of investees	6,372	8,251	(1,879)	13,762	20,117	(6,355)
Interest expense	(2,704)	(2,743)	39	(5,651)	(5,632)	(19)
Interest income	1,406	1,099	307	2,171	2,036	135
Non-operating gain (loss)	1,437	(1,215)	2,652	11,251	(982)	12,233
Total other income (expense)	$6,511	$5,392	$1,119	$21,533	$15,539	$5,994

Three months ended September 30, 2024 compared to three months ended September 30, 2023
Other income (expense) increased $1.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due primarily to an increase in non-operating gain (loss), partially offset by a decrease in equity in income of investees.
Non-operating gain (loss) increased $2.7 million for the three months ended September 30, 2024, due primarily to the recognition of $2.0 million in gains on a publicly traded technology investment during the three months ended September 30, 2024, compared to the recognition of $1.2 million of unrealized losses on a technology investment in the three months ended September 30, 2023.
Equity in income of investees decreased $1.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. This was due primarily to smaller increases in investment valuations during the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Six months ended September 30, 2024 compared to six months ended September 30, 2023
Other income (expense) increased $6.0 million, for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, due primarily to an increase in non-operating gain (loss), partially offset by a decrease in equity in income of investees.
Non-operating gain (loss) increased $12.2 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, due primarily to the recognition of $10.4 million in gains compared to $0.9 million in losses on our technology investments in the prior year period.

Equity in income of investees decreased $6.4 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, due primarily to smaller increases in investment valuations during the six months ended September 30, 2024 compared to the six months ended September 30, 2023.
Consolidated Variable Interest Entities
The following table shows the results of operations of consolidated VIEs:

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2024	2023		2024	2023
Expenses
General, administrative and other	$—	$355	$(355)	$149	$588	$(439)

Other income (expense)
Equity in income of investees	$957	$288	$669	$1,884	$419	$1,465
Unrealized gain	2,342	2,241	101	3,539	3,034	505
Interest expense	—	—	—	—	(6)	6
Interest income	92	2,841	(2,749)	108	4,581	(4,473)
Total other income (expense)	$3,391	$5,370	$(1,979)	$5,531	$8,028	$(2,497)

Three months ended September 30, 2024 compared to three months ended September 30, 2023
Other income (expense) of consolidated VIEs decreased $2.0 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due primarily to $2.8 million of interest income earned during the three months ended September 30, 2023 by a previously consolidated credit fund.
Six months ended September 30, 2024 compared to six months ended September 30, 2023
Other income (expense) of consolidated VIEs decreased $2.5 million for the six months ended September 30, 2024 compared to the six months ended September 30, 2023, due primarily to $4.5 million of interest income earned during the six months ended September 30, 2023 by a previously consolidated credit fund, partially offset by an increase of $1.5 million of equity in income of investees due primarily to the increases in public market valuations during the six months ended September 30, 2024.
Income Tax Expense
Our effective tax rate was 1.5% and 2.8% for the three months ended September 30, 2024 and 2023, respectively, and 11.3% and 13.6% for the six months ended September 30, 2024 and 2023, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to NCI, change in valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rate for the three and six months ended September 30, 2024 was lower than the effective tax rate for the three and six months ended September 30, 2023 due primarily to a reduction in valuation allowance against deferred tax assets at September 30, 2024.

Non-Controlling Interests
The following table shows income attributable to NCI:

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2024	2023		2024	2023
Income attributable to non-controlling interests in general partnerships	$388	$87	$301	$733	$88	$645
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,850	18,654	1,196	47,495	37,790	9,705
Income attributable to non-controlling interests in consolidated funds	702	3,768	(3,066)	834	4,980	(4,146)
	$20,940	$22,509	$(1,569)	$49,062	$42,858	$6,204
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Net income attributable to NCI decreased by $1.6 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease was driven primarily by NCI in consolidated funds decreasing by $3.1 million, due to a previously consolidated credit fund for which NCI holders held a larger economic ownership in the period ended September 30, 2023, compared to the funds consolidated during the period ended September 30, 2024. NCI in Hamilton Lane Advisors, L.L.C. increased by $1.2 million due to an overall increase in net income, partially offset by a decrease in NCI holders’ economic ownership percentage of Hamilton Lane Advisors, L.L.C. between periods.
Six months ended September 30, 2024 compared to six months ended September 30, 2023
Net income attributable to NCI increased by $6.2 million for the six months ended September 30, 2024, compared to the six months ended September 30, 2023. The increase was driven primarily by NCI in Hamilton Lane Advisors, L.L.C. increasing by $9.7 million due to an overall increase in net income, partially offset by a decrease in NCI holders’ economic ownership percentage of Hamilton Lane Advisors, L.L.C. between periods. NCI in consolidated funds decreased by $4.1 million, driven primarily by the deconsolidation of a fund for which NCI holders held a larger economic ownership during the period ended September 30, 2023, compared to the funds consolidated during the period ended September 30, 2024.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended September 30,			Six Months Ended September 30,
(in millions)	2024			2024
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$38,223	$29,487	$67,710	$37,574	$28,175	$65,749
Contributions (1)	1,673	1,380	3,053	3,320	3,989	7,309
Distributions (2)	(548)	(788)	(1,336)	(1,517)	(2,111)	(3,628)
Foreign exchange, market value and other (3)	30	283	313	1	309	310
Balance, end of period	$39,378	$30,362	$69,740	$39,378	$30,362	$69,740

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
Three months ended September 30, 2024
Fee-earning AUM increased $2.0 billion during the three months ended September 30, 2024, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.2 billion for the three months ended September 30, 2024. Customized separate accounts contributions were $1.7 billion for the three months ended September 30, 2024, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $0.5 billion for the three months ended September 30, 2024, due primarily to $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base and $0.1 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $0.9 billion for the three months ended September 30, 2024. Specialized fund contributions were $1.4 billion for the three months ended September 30, 2024, due primarily to $0.9 billion from our evergreen funds. Distributions were $0.8 billion for the three months ended September 30, 2024, due primarily to returns of capital in funds earning fees on a net invested capital or NAV fee base.
Six months ended September 30, 2024
Fee-earning AUM increased $4.0 billion during the six months ended September 30, 2024, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.8 billion for the six months ended September 30, 2024. Customized separate accounts contributions were $3.3 billion for the six months ended September 30, 2024, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $1.5 billion for the six months ended September 30, 2024, due primarily to $0.7 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.6 billion from accounts moving from a committed to net invested capital fee base, and $0.2 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $2.2 billion for the six months ended September 30, 2024. Specialized fund contributions were $4.0 billion for the six months ended September 30, 2024, due primarily to $2.0 billion from our evergreen funds and $1.2 billion from our latest secondary fund. Distributions were $2.1 billion for the six months ended September 30, 2024 due primarily to $1.1 billion from returns of capital in funds earning fees on a net invested capital or NAV fee base and $0.9 billion from accounts reaching the end of their fund term.

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
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight earnings from recurring management fees. FRE represents net income excluding (a) incentive fees and related compensation, (b) interest income and expense, (c) income tax expense, (d) equity in income of investees, (e) non-operating gain (loss) and (f) certain other significant items that we believe are not indicative of our core performance. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.
Adjusted EBITDA
Adjusted EBITDA is an internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our outstanding debt, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) non-operating gain (loss) and (f) certain other significant items that we believe are not indicative of our core performance.

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Net income attributable to Hamilton Lane Incorporated	$54,982	$41,994	$113,946	$72,992
Income attributable to non-controlling interests in general partnerships	388	87	733	88
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,850	18,654	47,495	37,790
Income attributable to non-controlling interests in consolidated funds	702	3,768	834	4,980
Incentive fees	(30,216)	(17,692)	(86,985)	(37,322)
Incentive fee related compensation (1)	14,353	8,404	41,318	17,728
Consolidated VIE related general, administrative and other expenses	—	333	149	566
Revenue related to consolidated funds	—	247	—	394
Non-operating income related compensation	278	—	278	59
Interest income	(1,498)	(3,940)	(2,279)	(6,617)
Interest expense	2,704	2,743	5,651	5,638
Income tax expense	1,172	1,856	20,859	18,256
Equity in income of investees	(7,329)	(8,539)	(15,646)	(20,536)
Non-operating gain	(3,779)	(1,026)	(14,790)	(2,052)
Fee Related Earnings	$51,607	$46,889	$111,563	$91,964
Depreciation and amortization	2,367	1,863	4,680	3,736
Equity-based compensation	4,673	3,118	7,896	5,963
Incentive fees	30,216	17,692	86,985	37,322
Incentive fee related compensation (1)	(14,353)	(8,404)	(41,318)	(17,728)
Non-operating income related compensation	(278)	—	(278)	(59)
Interest income	1,406	1,099	2,171	2,036
Adjusted EBITDA	$75,638	$62,257	$171,699	$123,234
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share (“EPS”) measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP EPS is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the three and six months ended September 30, 2024 and 2023 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three and six months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per-share amounts)	2024	2023	2024	2023
Net income attributable to Hamilton Lane Incorporated	$54,982	$41,994	$113,946	$72,992
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	19,850	18,654	47,495	37,790
Income tax expense	1,172	1,856	20,859	18,256
Adjusted pre-tax net income	76,004	62,504	182,300	129,038
Adjusted income taxes (1)	(17,785)	(14,752)	(42,658)	(30,453)
Adjusted net income	$58,219	$47,752	$139,642	$98,585

Adjusted shares outstanding	54,180,960	53,941,082	54,127,320	53,896,757

Non-GAAP EPS	$1.07	$0.89	$2.58	$1.83

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.4% and 23.6% for the three and six months ended September 30, 2024 and 2023, respectively, applied to adjusted pre-tax net income. The 23.4% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.4%. The 23.6% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.6%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through June 30, 2024 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.6	1.6	11.5%	8.7%	55 bps	(188 bps)	391 bps	142 bps
PEF VII	2010	262	290	1.6	1.6	12.2%	8.2%	(190 bps)	(561 bps)	205 bps	(171 bps)
PEF VIII	2012	427	431	1.5	1.5	8.9%	6.5%	(453 bps)	(690 bps)	(119 bps)	(358 bps)
PEF IX	2015	517	522	1.9	1.9	18.1%	15.8%	342 bps	119 bps	668 bps	442 bps
PEF X	2018	278	256	1.6	1.5	16.4%	13.4%	172 bps	(175 bps)	486 bps	131 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,332 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(196 bps)	869 bps	210 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.1%	(84 bps)	(373 bps)	303 bps	19 bps
Secondary Fund IV	2016	1,916	2,091	1.6	1.6	15.7%	16.2%	94 bps	110 bps	425 bps	450 bps
Secondary Fund V	2019	3,929	3,811	1.5	1.5	18.9%	16.9%	645 bps	447 bps	947 bps	755 bps
Secondary Fund VI	2022	5,603	1,575	1.3	1.4	55.2%	73.0%	2,577 bps	4,081 bps	3,093 bps	4,664 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.3)%	(569 bps)	(747 bps)	(319 bps)	(502 bps)
Co-Investment Fund II	2008	1,195	1,157	2.2	1.9	18.1%	14.4%	572 bps	195 bps	950 bps	567 bps
Co-Investment Fund III	2014	1,243	1,323	1.7	1.5	14.6%	11.6%	9 bps	(290 bps)	347 bps	42 bps
Co-Investment Fund IV	2018	1,698	1,498	2.3	2.1	24.7%	23.0%	952 bps	758 bps	1,262 bps	1,063 bps
Equity Opportunities Fund V	2021	2,069	1,679	1.3	1.2	12.9%	11.0%	(22 bps)	(231 bps)	259 bps	66 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.3	1.2	11.2%	8.9%	532 bps	299 bps	632 bps	401 bps
Strat Opps 2017	2017	435	448	1.3	1.2	10.5%	8.1%	621 bps	374 bps	614 bps	383 bps
Strat Opps IV (Series 2018)	2018	889	870	1.3	1.2	10.0%	7.9%	598 bps	372 bps	604 bps	367 bps
Strat Opps V (Series 2019)	2019	762	713	1.3	1.2	12.6%	9.9%	882 bps	549 bps	676 bps	338 bps
Strat Opps VI (Series 2020)	2021	898	853	1.2	1.1	8.3%	6.5%	619 bps	345 bps	229 bps	0 bps
Strat Opps VII	2022	953	830	1.2	1.1	14.7%	12.4%	539 bps	271 bps	413 bps	164 bps
Strat Opps VIII	2023	700	224	1.0	1.0	N/M	N/M	N/M	N/M	N/M	N/M
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2024. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of September 30, 2024 and March 31, 2024, our cash and cash equivalents were $193.8 million and $114.6 million, respectively.
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

Senior Notes and Loan Agreements
On October 8, 2024, HLA issued the Notes pursuant to a note purchase agreement (the “Note Purchase Agreement”) dated as of October 8, 2024, among HLA and the institutional purchasers party thereto in a private placement transaction. Interest on the Notes is payable semi-annually in arrears, commencing on April 15, 2025. Interest on the Notes accrues from and including October 8, 2024. The Notes will mature on October 15, 2029.

We maintain a Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”), a 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement”) and a 2022 Multi-Draw Term Loan and Security Agreement (the “2022 Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement, Revolving Loan Agreement and 2020 Multi-Draw Term Loan Agreement, the “Loan Agreements”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). On October 7, 2024, HLA and JPMorgan amended each of the Loan Agreements in connection with HLA’s entry into the Note Purchase Agreement. The amendments included naming JP Morgan Chase Bank, N.A. as the successor-in-interest to First Republic Bank, updating the maturity dates for the Loan Agreements and allowing for incurring additional indebtedness. The Loan Agreements are cross-collateralized and cross-defaulted and the aggregate principal amount of loans that may be outstanding under all of the Loan Agreements is subject to an aggregate cap of $325 million (the “Cap”).

The 2022 Multi-Draw Term Loan Agreement has a maturity date of the earlier of (i) five business days prior to the earlier of the date the Notes or any subsequent notes are repaid or (ii) October 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00%. As of September 30, 2024, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.

The Term Loan Agreement has a maturity date of the earlier of (i) five business days prior to the earlier of the date the Notes or any subsequent notes are repaid or (ii) July 1, 2029, and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of September 30, 2024, we had an outstanding balance of $96 million under the Term Loan Agreement.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of the earlier of (i) five business days prior to the earlier of the date the Notes or any subsequent notes are repaid or (ii) October 7, 2027. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of September 30, 2024, we did not have an outstanding balance under the Revolving Loan Agreement.

The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of the earlier of (i) five business days prior to the earlier of the date the Notes or any subsequent notes are repaid, or (ii) April 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of September 30, 2024, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.

The Loan Agreements and Note Purchase Agreement contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The Note Purchase Agreement requires HLA to maintain (i) a consolidated leverage ratio within a specified range and (ii) specified amounts of management fees, (as described in the Note Purchase Agreement). The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of September 30, 2024 and March 31, 2024, the principal amount of debt outstanding equaled $195.6 million and $196.9 million, respectively. We had $125.0 million in availability under the Loan Agreements as of September 30, 2024.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2024 and March 31, 2024, we were required to maintain approximately $5.9 million and approximately $5.0 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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

Cash Flows
Six Months Ended September 30, 2024 and 2023

	Six Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$197,145	$135,569
Net cash used in investing activities	$(25,037)	$(85,009)
Net cash (used in) provided by financing activities	$(58,900)	$67,663
Operating Activities
Operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the six months ended September 30, 2024 and 2023, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our funds. For the six months ended September 30, 2024 and 2023, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, net contributions to our funds and purchase of investments by consolidated funds, partially offset by cash from consolidating funds.
Financing Activities
Financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt. For the six months ended September 30, 2024 and 2023, our net cash (used in) provided by financing activities was driven primarily by dividends paid to stockholders, distributions to HLA members and contributions from NCI in consolidated funds. Net cash (used in) provided by financing activities for the six months ended September 30, 2023 was also impacted by repayment of our outstanding debt.
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
Interest Rate Risk
As of September 30, 2024, we had $195.6 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 6.75% as of September 30, 2024. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 6.50% as of September 30, 2024.
Based on the floating rate component of our Loan Agreements payable as of September 30, 2024, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.0 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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

Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

52

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2024	—	$—	—	$50,000,000
August 1 - 31, 2024	—	$—	—	$50,000,000
September 1 - 30, 2024	2,960	$153.75	—	$50,000,000
Total	2,960	$153.75	—	$50,000,000

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
Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
4.1	Form of 5.28% senior notes due October 15, 2029 (included in Exhibit 10.5)	8-K	4.1	10/11/24	001-38021
10.1†	Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan	DEF 14A	Appendix B	7/25/24	001-38021
10.2†	Form of Restricted Stock Award Agreement under the Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.2	9/5/24	001-38021
10.3†	Form of Director Restricted Stock Award Agreement under the Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.3	9/5/24	001-38021
10.4†	Form of Performance Stock Award Agreement under the Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.4	9/5/24	001-38021
10.5○	Note Purchase Agreement, dated October 8, 2024, among Hamilton Lane Advisors, L.L.C. and the purchasers party thereto.	8-K	10.1	10/11/24	001-38021
10.6○	First Amendment to Multi-Draw Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/11/24	001-38021
10.7○	Fourth Amendment to Multi-Draw Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/11/24	001-38021
10.8○	Fourth Amendment to Revolving Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/11/24	001-38021
10.9○	Fifth Amendment to Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.5	10/11/24	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

54

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

○ Certain information has been omitted from the exhibit because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.
† Indicates a management contract or compensatory plan or arrangement.
‡ Furnished herewith.

55

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of November 2024.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)