Form 10-Q
period 2024-12-31
Hamilton Lane INC
filed 2025-02-04
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of January 31, 2025, there were 41,774,951 shares of the registrant’s Class A common stock, par value $0.001, and 13,664,635 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2024	March 31, 2024

Assets
Cash and cash equivalents	$285,553	$114,634
Restricted cash	5,858	4,985
Fees receivable	135,622	108,291
Prepaid expenses	9,446	11,073
Due from related parties	21,339	8,150
Furniture, fixtures and equipment, net	35,937	33,013
Lease right-of-use assets, net	61,436	62,425
Investments	664,275	603,697
Deferred income taxes	255,001	261,887
Other assets	28,076	34,435
Assets of consolidated variable interest entities:
Cash and cash equivalents	35,902	—
Investments	52,175	28,575
Other assets	408	35
Total assets	$1,591,028	$1,271,200
Liabilities and equity
Accounts payable	$5,250	$4,505
Accrued compensation and benefits	77,771	35,979
Accrued members’ distributions	14,377	23,815
Accrued dividend	19,464	17,628
Debt	292,024	196,159
Payable to related parties pursuant to tax receivable agreement	200,025	201,422
Lease liabilities	77,842	79,033
Other liabilities (includes $12,792 and $13,071 at fair value)	41,327	36,700
Liabilities of consolidated variable interest entities:
Other liabilities	923	1
Total liabilities	$729,003	$595,242

Commitments and contingencies (Note 15)

Class A common stock, $0.001 par value, 300,000,000 authorized; 41,774,951 and 40,547,806 issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	42	41
Class B common stock, $0.001 par value, 50,000,000 authorized; 13,664,635 issued and outstanding as of each of December 31, 2024 and March 31, 2024	14	14
Additional paid-in-capital	223,956	208,402
Retained earnings	425,245	316,696
Total Hamilton Lane Incorporated stockholders’ equity	$649,257	$525,153
Non-controlling interests in general partnerships	5,993	5,043
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	194,711	145,762
Non-controlling interests in consolidated funds	12,064	—
Total equity	$862,025	$675,958
Total liabilities and equity	$1,591,028	$1,271,200
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues
Management and advisory fees	$126,282	$113,641	$386,027	$328,232
Incentive fees	41,176	11,623	128,161	48,945
Consolidated variable interest entities related:
Incentive fees	803	—	803	—
Total revenues	168,261	125,264	514,991	377,177
Expenses
Compensation and benefits	61,905	49,706	195,409	139,738
General, administrative and other	30,581	24,152	86,858	74,908
Consolidated variable interest entities related:
General, administrative and other	53	12	202	600
Total expenses	92,539	73,870	282,469	215,246
Other income (expense)
Equity in income (loss) of investees	11,611	(46)	25,373	20,071
Interest expense	(3,866)	(2,748)	(9,517)	(8,381)
Interest income	2,761	1,500	4,933	3,536
Non-operating gain (loss)	453	(8)	11,705	(989)
Consolidated variable interest entities related:
Equity in income of investees	351	240	2,236	660
Unrealized gain	3,082	—	6,621	3,034
Interest expense	—	—	—	(6)
Interest income	37	—	145	4,581
Total other income (expense)	14,429	(1,062)	41,496	22,506
Income before income taxes	90,151	50,332	274,018	184,437
Income tax expense	12,696	15,800	33,555	34,055
Net income	77,455	34,532	240,463	150,382
Less: Income attributable to non-controlling interests in general partnerships	94	82	827	171
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,159	14,944	70,654	52,733
Less: Income attributable to non-controlling interests in consolidated funds	1,230	—	2,064	4,980
Net income attributable to Hamilton Lane Incorporated	$52,972	$19,506	$166,918	$92,498

Basic earnings per share of Class A common stock	$1.33	$0.52	$4.20	$2.45
Diluted earnings per share of Class A common stock	$1.32	$0.51	$4.15	$2.43
Dividends declared per share of Class A common stock	$0.49	$0.45	$1.47	$1.34

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2024	$41	$14	$208,402	$316,696	$5,043	$145,762	$—	$675,958
Net income	—	—	—	166,918	827	70,654	2,064	240,463
Equity-based compensation	—	—	14,485	—	—	5,196	—	19,681
Purchase and retirement of Class A stock for tax withholding	—	—	(729)	—	—	(261)	—	(990)
Dividends declared	—	—	—	(58,369)	—	—	—	(58,369)
Capital contributions from non-controlling interests, net	—	—	—	—	123	—	10,000	10,123
Member distributions	—	—	—	—	—	(26,872)	—	(26,872)
Employee Share Purchase Plan share issuance	1	—	1,494	—	—	536	—	2,031
Equity reallocation between controlling and non-controlling interests	—	—	304	—	—	(304)	—	—
Balance at December 31, 2024	$42	$14	$223,956	$425,245	$5,993	$194,711	$12,064	$862,025

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2023	$39	$15	$171,567	$243,823	$3,877	$135,702	$19,169	$574,192
Net income	—	—	—	92,498	171	52,733	4,980	150,382
Equity-based compensation	—	—	6,468	—	—	2,759	—	9,227
Purchase and retirement of Class A stock for tax withholding	—	—	(189)	—	—	(80)	—	(269)
Dividends declared	—	—	—	(50,357)	—	—	—	(50,357)
Capital contributions from non-controlling interests, net	—	—	—	—	724	—	142,924	143,648
Member distributions	—	—	—	—	—	(37,310)	—	(37,310)
Employee Share Purchase Plan share issuance	—	—	1,167	—	—	499	—	1,666
Deconsolidation of consolidated fund	—	—	—	—	—	—	(167,073)	(167,073)
Equity reallocation between controlling and non-controlling interests	—	—	2,916	—	—	(2,916)	—	—
Balance at December 31, 2023	$39	$15	$181,929	$285,964	$4,772	$151,387	$—	$624,106

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at September 30, 2024	$41	$14	$214,788	$391,737	$5,875	$178,633	$10,834	$801,922
Net income	—	—	—	52,972	94	23,159	1,230	77,455
Equity-based compensation	—	—	8,674	—	—	3,111	—	11,785
Purchase and retirement of Class A stock for tax withholding	—	—	(54)	—	—	(19)	—	(73)
Dividends declared	—	—	—	(19,464)	—	—	—	(19,464)
Capital contributions from non-controlling interests, net	—	—	—	—	24	—	—	24
Member distributions	—	—	—	—	—	(10,386)	—	(10,386)
Employee Share Purchase Plan share issuance	1	—	560	—	—	201	—	762
Equity reallocation between controlling and non-controlling interests	—	—	(12)	—	—	12	—	—
Balance at December 31, 2024	$42	$14	$223,956	$425,245	$5,993	$194,711	$12,064	$862,025

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at September 30, 2023	$39	$15	$179,215	$283,251	$4,408	$147,567	$167,073	$781,568
Net income	—	—	—	19,506	82	14,944	—	34,532
Equity-based compensation	—	—	2,287	—	—	977	—	3,264
Purchase and retirement of Class A stock for tax withholding	—	—	(113)	—	—	(48)	—	(161)
Dividends declared	—	—	—	(16,793)	—	—	—	(16,793)
Capital distribution from non-controlling interests, net	—	—	—	—	282	—	—	282
Member distributions	—	—	—	—	—	(12,098)	—	(12,098)
Employee Share Purchase Plan share issuance	—	—	410	—	—	175	—	585
Deconsolidation of consolidated fund	—	—	—	—	—	—	(167,073)	(167,073)
Equity reallocation between controlling and non-controlling interests	—	—	130	—	—	(130)	—	—
Balance at December 31, 2023	$39	$15	$181,929	$285,964	$4,772	$151,387	$—	$624,106

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2024	2023
Operating activities:
Net income	$240,463	$150,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,065	5,774
Change in deferred income taxes	6,886	7,990
Change in payable to related parties pursuant to tax receivable agreement	(1,397)	(884)
Equity-based compensation	19,681	9,227
Equity in income of investees	(25,373)	(20,071)
Net realized (gain) loss on sale of investments	(654)	288
Fair value adjustment of other investments	(9,852)	45
Proceeds received from Partnerships	39,463	22,160
Non-cash lease expense	6,608	6,796
Other	582	511
Changes in operating assets and liabilities:
Fees receivable	(27,331)	(20,611)
Prepaid expenses	1,626	399
Due from related parties	(13,189)	(2,346)
Other assets	821	17,114
Accounts payable	745	(1,246)
Accrued compensation and benefits	41,792	33,858
Lease liability	(6,811)	(6,345)
Other liabilities	4,406	319
Consolidated variable interest entities related:
Cash relinquished from deconsolidation of fund	(12,173)	(101,712)
Net unrealized gain on investment	(6,563)	(1,406)
Equity in income of investees	(2,236)	(660)
Other assets and liabilities	(3,020)	(442)
Net cash provided by operating activities	$261,539	$99,140
Investing activities:
Purchase of furniture, fixtures and equipment	(8,713)	(9,463)
Purchase of investments	(5,794)	(6,352)
Proceeds from sale of investments	6,948	1,343
Proceeds from sale of intangible assets	1,786	2,562
Distributions received from Partnerships	16,481	10,730
Contributions to Partnerships	(53,087)	(34,985)
Consolidated variable interest entities related:
Purchase of investments	(37,670)	(57,832)
Cash from consolidating funds	12,100	—
Net cash used in investing activities	$(67,949)	$(93,997)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2024	2023
Financing activities:
Private placement of senior notes, net of deferred financing cost	$97,658	$—
Repayments of long term debt	(1,875)	(1,875)
Draw-down on revolver	—	10,000
Repayment of revolver	—	(25,000)
Repurchase of Class A shares for employee tax withholding	(990)	(269)
Proceeds received from issuance of shares under Employee Share Purchase Plan	2,031	1,666
Dividends paid	(56,533)	(48,613)
Members’ distributions paid	(36,310)	(31,817)
Consolidated variable interest entities related:
Contributions from non-controlling interests in general partnerships	316	769
Distributions to non-controlling interests in general partnerships	(193)	(45)
Contributions from non-controlling interests in consolidated funds	10,000	142,924
Net cash provided by financing activities	$14,104	$47,740
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	207,694	52,883
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at beginning of the period	119,619	116,552
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the period	$327,313	$169,435

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Condensed Consolidated Balance Sheets:
	As of December 31,
	2024	2023
Cash and cash equivalents	$285,553	$164,450
Restricted cash	5,858	4,985
Cash and cash equivalents held at consolidated variable interest entities	35,902	—
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$327,313	$169,435
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest ("NCI") related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of December 31, 2024 and March 31, 2024, HLI held approximately 73.6% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending March 31, 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024.

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

The Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced the intent to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. Management has concluded that the Company falls outside the scope of the Pillar Two rules but will continue to monitor potential future applicability and changes to these rules.

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Topic 220): Reporting Comprehensive Income - Income-Expense Disaggregation Disclosures,” which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the impact of the new requirements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue

The following table presents revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and advisory fees	2024	2023	2024	2023
Specialized funds	$75,764	$64,871	$235,866	$184,972
Customized separate accounts	33,926	32,943	102,136	96,702
Advisory	5,681	6,085	17,320	18,392
Reporting, monitoring, data and analytics	7,102	6,479	21,225	18,298
Distribution management	1,002	1,512	1,917	3,979
Fund reimbursement revenue	2,807	1,751	7,563	5,889
Total management and advisory fees	$126,282	$113,641	$386,027	$328,232

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive fees	2024	2023	2024	2023
Specialized funds	$34,837	$10,542	$112,913	$43,204
Customized separate accounts	6,339	1,081	15,248	5,741
Consolidated variable interest entities related:
Specialized funds	803	—	803	—
Total incentive fees	$41,979	$11,623	$128,964	$48,945

4. Investments

Investments consist of the following:

	December 31, 2024	March 31, 2024
Equity method investments in Partnerships	$458,850	$408,615
Other equity method investments	684	1,576
Fair value investments	12,792	17,984
Investments valued under the measurement alternative	191,949	175,522
Total Investments	$664,275	$603,697

Investments of consolidated VIEs consist of the following:

	December 31, 2024	March 31, 2024
Equity method investments in Partnerships	$19,440	$28,575
Fair value investments	32,735	—
Total Investments of Consolidated VIEs	$52,175	$28,575

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

Fair value investments

The Company’s fair value investments represent a publicly traded security previously held by the Company, investments held by the consolidated funds and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The cost of the assets held as collateral was $5,180 and $5,952 as of December 31, 2024 and March 31, 2024, respectively. The direct credit investments were debt securities classified as trading securities. Fair value investments are measured at fair value with unrealized gains and losses recorded in non-operating gain (loss) in the Condensed Consolidated Statements of Income.

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

The Company recognized a loss of $236 and a gain of $101 on fair value investments held as collateral during the three and nine months ended December 31, 2024, respectively, and a gain of $637 and a loss of $230 during the three and nine months ended December 31, 2023, respectively, that are recorded in non-operating gain (loss). The Company recognized a gain of $236 and a loss of $101 on the secured financing liability during the three and nine months ended December 31, 2024, respectively, and a gain of $637 and a loss of $230 during the three and nine months ended December 31, 2023, respectively, that are recorded in non-operating gain (loss) in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Investments valued under the measurement alternative

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Carrying amount beginning of the period	$188,922	$175,522	$175,522	$168,732
Adjustments related to equity investments:
Purchases	2,955	—	7,955	6,312
Sales / return of capital	—	—	—	(177)
Net change in unrealized gain[1]	72	—	8,472	1,177
Net realized loss	—	—	—	(522)
Carrying amount, end of period	$191,949	$175,522	$191,949	$175,522
(1) Net change in unrealized gain consists of fair value adjustments for observable price changes of identical or similar investments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s investments under the measurement alternative:

	December 31, 2024	March 31, 2024
Cumulative gross unrealized gains	$78,707	$70,235
Cumulative gross unrealized losses	$(43,289)	$(43,289)

5. Fair Value Measurements

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2024
	Level 1	Level 2	Level 3	NAV(2)	Total
Financial assets:
Fair value investments	$—	$—	$12,792	$—	$12,792
Consolidated VIEs
Fair value investments	—	—	1,912	30,823	32,735
Total financial assets	$—	$—	$14,704	$30,823	$45,527

Financial liabilities:
Secured financing(1)	$—	$—	$12,792	$—	$12,792
Total financial liabilities	$—	$—	$12,792	$—	$12,792

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

The following is a reconciliation of fair value investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct equity investments	Total investments
Balance as of September 30, 2024	$4,608	$8,472	$13,080
Distributions	(52)	—	(52)
Net gain (loss)	31	(267)	(236)
Balance as of December 31, 2024	$4,587	$8,205	$12,792

Balance as of March 31, 2024	$5,519	$7,552	$13,071
Distributions	(380)	—	(380)
Net (loss) gain	(552)	653	101
Balance as of December 31, 2024	$4,587	$8,205	$12,792

	Private equity funds	Direct credit investments	Direct equity investments	Total investments
Balance as of September 30, 2023	$5,739	$—	$6,634	$12,373
Contributions	152	—	—	152
Distributions	(39)	—	—	(39)
Net (loss) gain	(11)	—	648	637
Balance as of December 31, 2023	$5,841	$—	$7,282	$13,123

Balance as of March 31, 2023	$6,664	$790	$6,774	$14,228
Contributions	152	—	—	152
Distributions	(229)	(798)	—	(1,027)
Net (loss) gain	(746)	8	508	(230)
Balance as of December 31, 2023	$5,841	$—	$7,282	$13,123

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of investments held by our consolidated VIEs for which significant unobservable inputs (Level 3) were used in determining value:

Direct equity investments
Balance as of September 30, 2024	$—
Contributions	2,000
Distributions	(116)
Net gain/(loss)	28
Balance as of December 31, 2024	$1,912

Balance as of March 31, 2024	$—
Contributions	2,386
Distributions	(116)
Net gain/(loss)	21
Transfer out	(379)
Balance as of December 31, 2024	$1,912

Direct credit investments
Balance as of September 30, 2023	$69,381
Contributions	—
Distributions	—
Net gain/(loss)	—
Transfer in	—
Transfer out due to deconsolidation	(69,381)
Balance as of December 31, 2023	$—

Balance as of March 31, 2023	$21,163
Contributions	24,787
Distributions	(180)
Net gain/(loss)	494
Transfer in	23,117
Transfer out due to deconsolidation	(69,381)
Balance as of December 31, 2023	$—

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of December 31, 2024:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Other investments:
Private equity funds	$4,587	Adjusted NAV	Selected market return	1.8%	-	3.6%	3.3%
Direct equity investments	$8,205	Adjusted NAV	Selected market return	3.1%	-	3.1%	3.1%

Investments of consolidated VIE:
Direct equity investments	$1,912	Recent precedent transactions

For the significant unobservable inputs listed in the tables above, a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively.

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

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships and funds in which it is currently the primary beneficiary, which are not wholly-owned by the Company. The assets of the consolidated general partner VIEs represent investments in funds and the assets of the consolidated funds represent cash and investments. The assets may only be used to settle obligations of the respective consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. Once the Company no longer qualifies as the primary beneficiary of a consolidated VIE, it deconsolidates all the assets and liabilities of the NCI in the respective Partnership from the Condensed Consolidated Balance Sheets and records any remaining interest in the Partnership using the equity method within investments in the Condensed Consolidated Balance Sheets. The deconsolidation during the period ended December 31, 2024 did not impact the Company’s Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Non-consolidated Variable Interest Entities

Certain Partnerships that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As of December 31, 2024, the total remaining unfunded commitments from the Company’s general partner entities to the non-consolidated VIEs was $176,097. Investor commitments are the primary source of financing for the non-consolidated VIEs.

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

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31, 2024	March 31, 2024
Investments	$259,603	$232,743
Fees receivable	69,548	61,694
Due from related parties	6,668	1,699
Total VIE Assets	335,819	296,136
Less: Non-controlling interests	(2,358)	(1,918)
Maximum exposure to loss	$333,461	$294,218
7. Debt

The Company’s debt consisted of the following:

	As of December 31, 2024			As of March 31, 2024
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$95,000	$94,588	6.25%	$96,875	$96,531	7.25%
2020 Multi-Draw Facility	100,000	99,676	3.50%	100,000	99,628	3.50%
Senior Notes	100,000	97,760	5.28%	—	—
Total Debt	$295,000	$292,024		$196,875	$196,159

On October 7, 2024, the Company amended its existing Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”), 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement”), and 2022 Multi-Draw Term Loan and Security Agreement (as amended, the “2022 Multi-Draw Term Loan Agreement”), (collectively, the “Loan Agreements”). The amendments included naming JP Morgan Chase Bank, N.A. as the successor-in-interest to First Republic Bank, updating the maturity dates for the Loan Agreements and allowing for the incurrence of additional indebtedness.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

On October 8, 2024, HLA issued $100 million aggregate principal amount of its 5.28% senior notes due October 15, 2029 (the “Notes”), pursuant to a note purchase agreement (the “Note Purchase Agreement”), among HLA and the institutional purchasers party thereto in a private placement transaction. Interest on the Notes is payable semi-annually in arrears, commencing on April 15, 2025. Interest on the Notes accrues from and including October 8, 2024. The Notes will mature on October 15, 2029.

The carrying value of the Company’s Term Loan Agreement as of December 31, 2024 and March 31, 2024 approximated fair value. The 2020 multi-draw facility had an estimated fair value of $98,469 and $87,611 as of December 31, 2024 and March 31, 2024, respectively. As of December 31, 2024, the Company's outstanding Notes had an estimated fair value of $98,285. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

8. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2024:

	Class A Common Stock	Class B Common Stock
March 31, 2024	40,547,806	13,664,635
Awards granted	1,243,383	—
Shares issued pursuant to Employee Share Purchase Plan	16,564	—
Forfeitures	(29,826)	—
Shares repurchased for employee tax withholdings	(2,976)	—
December 31, 2024	41,774,951	13,664,635

9. Equity Based Compensation

Restricted Stock Awards

A summary of restricted stock activity for the nine months ended December 31, 2024 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2024	363,128	$80.34
Granted	103,207	$147.79
Vested	(19,652)	$77.88
Forfeited	(16,782)	$82.28
December 31, 2024	429,901	$96.57

As of December 31, 2024, total unrecognized compensation expense related to restricted stock awards was $32,689.

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

Due to the existence of the service requirement, the vesting period for these awards will vary with each respective tranche as the employees must be employed with the Company at the point in which the market requirement is met with a minimum of five years of service required after the grant date for vesting. As such, compensation expense will be recognized ratably for each vesting tranche from the grant date to the end of the employee’s minimum service period. The fair value of the awards granted are based on a Monte Carlo simulation valuation model.

A summary of Performance Award activity for the nine months ended December 31, 2024 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2024	489,150	$29.79
Granted	1,140,176	$130.75
Forfeited	(13,044)	$29.79
December 31, 2024	1,616,282	$101.01

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted September 16, 2024:

Grant Date Fair Value	$130.75
Closing share price as of valuation date	$153.23
Risk Free Rate	3.5%
Volatility	37.5%
Dividend Yield	1.3%

As of December 31, 2024, total estimated unrecognized expense related to the unvested Performance Awards was $148,008.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

10. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Base compensation and benefits	$39,633	$43,536	$143,495	$118,275
Incentive fee compensation	10,487	2,906	32,233	12,236
Equity-based compensation	11,785	3,264	19,681	9,227
Total compensation and benefits	$61,905	$49,706	$195,409	$139,738

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

The Company’s effective tax rates were 14.1% and 31.4% for the three months ended December 31, 2024 and 2023, respectively, and 12.3% and 18.5% for the nine months ended December 31, 2024 and 2023, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to NCI, change in valuation allowance recorded against deferred tax assets and discrete tax adjustments to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to the Company after the prior fiscal year end.

As of December 31, 2024, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

12. Earnings per Share

The following table presents the basic earnings per share ("EPS") for a share of Class A common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income attributable to HLI	$52,972	$19,506	$166,918	$92,498
Weighted Average Shares	39,722,780	37,736,012	39,707,732	37,720,724
Basic EPS of Class A common stock	$1.33	$0.52	$4.20	$2.45

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

The following table presents the diluted EPS for a share of Class A common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Numerator
Net income attributable to Class A common stockholders - basic	$52,972	$19,506	$166,918	$92,498
Adjustments to net income:
Assumed vesting of employee awards	174	25	474	88
Assumed conversion of Class B and Class C units	18,507	8,232	58,354	38,456
Net income attributable to Class A common stockholders	$71,653	$27,763	$225,746	$131,042
Denominator
Weighted-average shares of Class A common stock outstanding - basic	39,722,780	37,736,012	39,707,732	37,720,724
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	509,110	162,446	438,571	122,983
Assumed conversion of Class B and Class C units	14,221,775	16,089,097	14,221,775	16,089,097
Weighted-average shares of Class A common stock outstanding	54,453,665	53,987,555	54,368,078	53,932,804
Diluted EPS of Class A common stock	$1.32	$0.51	$4.15	$2.43

The following table presents the weighted-average Performance Awards excluded from diluted EPS that would have been antidilutive or for which the market condition has not been achieved as of the period reported:

	Three Months Ended December 31,		Nine Months Ended December 31,
Shares	2024	2023	2024	2023
Performance Awards	1,298,878	502,336	602,698	509,641

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

13. Related Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $100,522 and $87,482 for the three months ended December 31, 2024 and 2023, respectively, and $309,740 and $251,502 for the nine months ended December 31, 2024 and 2023, respectively. The Company earned incentive fees from Partnerships of $39,612 and $11,432 for the three months ended December 31, 2024 and 2023, respectively, and $123,988 and $46,659 for the nine months ended December 31, 2024 and 2023, respectively.

Fees receivable from the Partnerships were $112,398 and $91,317 as of December 31, 2024 and March 31, 2024, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

14. Supplemental Cash Flow

	Nine Months Ended December 31,
	2024	2023
Non-cash operating activities:
Establishment of lease liability in exchange for right of use asset	$3,578	$5,455
Deconsolidation of fund net (assets) liabilities	$(3,568)	$6,095
Non-cash investing activities:
Deconsolidation of investments held by deconsolidated fund	$9,758	$103,990
Transfer of equity method investment in Partnerships from deconsolidated fund	$27,240	$32,018
Non-cash purchase of other equity method investment	$—	$2,000
Convertible note exchanged for shares	$2,161	$—
Non-cash financing activities:
Dividends declared but not paid	$19,464	$16,793
Member distributions declared but not paid	$14,377	$21,216

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,292,716 and $1,221,488, net of amounts attributable to NCI, at December 31, 2024 and March 31, 2024, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $323,179 and $305,372 as of December 31, 2024 and March 31, 2024, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $286,089 and $267,734 as of December 31, 2024 and March 31, 2024, respectively.

In connection with certain of the Company’s strategic technology investments, a percentage of realized gains will be paid to one of our Co-CEOs for overseeing the initial investments and up to 15% may be paid as a discretionary bonus to other employees as those gains are realized. The Company has an unrealized net gain on strategic investments of $34,062 as of December 31, 2024.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of December 31, 2024, the total amount of outstanding loans at the third-party lender under the EIP was $1,203, and the Company believes the risk of default by an employee to be remote.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating lease costs	$2,396	$2,468	$6,974	$6,938
Variable lease costs	$394	$381	$1,182	$1,039
Cash paid for amounts included in the measurement of operating lease liabilities	$2,318	$2,325	$6,811	$6,657

			December 31, 2024	March 31, 2024
Weighted average remaining lease term (in years)			11.9	12.6
Weighted average discount rate			3.5%	3.5%

As of December 31, 2024, the maturities of operating lease liabilities were as follows:

Remainder of FY2025	$2,147
FY2026	8,815
FY2027	8,723
FY2028	8,086
FY2029	7,305
Thereafter	60,339
Total lease payments	$95,415
Less: imputed interest	(17,573)
Total operating lease liabilities	$77,842

16. Subsequent Events

Dividend Declared

On February 4, 2025, the Company announced a quarterly dividend of $0.49 per share of Class A common stock to record holders at the close of business on March 14, 2025. The payment date will be April 4, 2025.

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
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, natural resources, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $96.4 billion of our assets under management (“AUM”) as of December 31, 2024.
•Specialized Funds: We organize, invest and manage specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised $38.3 billion of our AUM as of December 31, 2024.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $821.2 billion of assets under advisement (“AUA”) as of December 31, 2024.

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
Recent Transactions
Credit Facility Amendments
On October 7, 2024, we amended our existing Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”), 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement”), and 2022 Multi-Draw Term Loan and Security Agreement (as amended, the “2022 Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement, Revolving Loan Agreement and 2020 Multi-Draw Term Loan Agreement, the “Loan Agreements”). The amendments included naming JP Morgan Chase Bank, N.A. as the successor-in-interest to First Republic Bank, updating the maturity dates for the Loan Agreements and allowing for the incurrence of additional indebtedness.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended December 31, 2024 and 2023. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Revenues
Management and advisory fees	$126,282	$113,641	$386,027	$328,232
Incentive fees	41,176	11,623	128,161	48,945
Consolidated variable interest entities related:
Incentive fees	803	—	803	—
Total revenues	168,261	125,264	514,991	377,177
Expenses
Compensation and benefits	61,905	49,706	195,409	139,738
General, administrative and other	30,581	24,152	86,858	74,908
Consolidated variable interest entities related:
General, administrative and other	53	12	202	600
Total expenses	92,539	73,870	282,469	215,246
Other income (expense)
Equity in income (loss) of investees	11,611	(46)	25,373	20,071
Interest expense	(3,866)	(2,748)	(9,517)	(8,381)
Interest income	2,761	1,500	4,933	3,536
Non-operating gain (loss)	453	(8)	11,705	(989)
Consolidated variable interest entities related:
Equity in income of investees	351	240	2,236	660
Unrealized gain	3,082	—	6,621	3,034
Interest expense	—	—	—	(6)
Interest income	37	—	145	4,581
Total other income (expense)	14,429	(1,062)	41,496	22,506
Income before income taxes	90,151	50,332	274,018	184,437
Income tax expense	12,696	15,800	33,555	34,055
Net income	77,455	34,532	240,463	150,382
Less: Income attributable to non-controlling interests in general partnerships	94	82	827	171
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,159	14,944	70,654	52,733
Less: Income attributable to non-controlling interests in consolidated funds	1,230	—	2,064	4,980
Net income attributable to Hamilton Lane Incorporated	$52,972	$19,506	$166,918	$92,498

Revenues
The following table shows revenues of the Company:

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2024	2023		2024	2023
Revenues
Management and advisory fees
Specialized funds	$75,764	$64,871	$10,893	$235,866	$184,972	$50,894
Customized separate accounts	33,926	32,943	983	102,136	96,702	5,434
Advisory	5,681	6,085	(404)	17,320	18,392	(1,072)
Reporting, monitoring, data and analytics	7,102	6,479	623	21,225	18,298	2,927
Distribution management	1,002	1,512	(510)	1,917	3,979	(2,062)
Fund reimbursement revenue	2,807	1,751	1,056	7,563	5,889	1,674
Total management and advisory fees	126,282	113,641	12,641	386,027	328,232	57,795
Incentive fees
Specialized funds	34,837	10,542	24,295	112,913	43,204	69,709
Customized separate accounts	6,339	1,081	5,258	15,248	5,741	9,507
Total incentive fees	41,176	11,623	29,553	128,161	48,945	79,216
Total revenues	$167,458	$125,264	$42,194	$514,188	$377,177	$137,011

Three months ended December 31, 2024 compared to three months ended December 31, 2023
Total revenues increased $42.2 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, due to increases in management and advisory fees and incentive fees.
Management and advisory fees increased $12.6 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
Specialized funds revenue increased $10.9 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to an increase in revenue from our evergreen funds of $14.3 million, which added $3.8 billion in fee-earning AUM between periods, partially offset by a decrease from our secondary funds due to $6.1 million in retroactive fees from our latest secondary fund in the prior year period. Retroactive fees are management fees earned from investors that commit to a specialized fund after the first close of the fund and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period.
Customized separate accounts revenue increased $1.0 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 due to additional allocations from existing accounts and continued investment activity.
Fund reimbursement revenue increased $1.1 million due to the launch of new funds.
Incentive fees increased $29.6 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, primarily due to the proceeds realized on the sale of underlying investments in one of our specialized funds.

Nine months ended December 31, 2024 compared to nine months ended December 31, 2023
Total revenues increased $137.0 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $57.8 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023.
Specialized funds revenue increased $50.9 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to a $37.7 million increase in revenue from our evergreen funds and a $20.3 million increase from our latest secondary fund, which added $3.8 billion and $2.0 billion, respectively, in fee-earning AUM between periods. Revenue from our latest secondary fund included $20.7 million in retroactive fees for the nine months ended December 31, 2024 compared to $12.8 million for the nine months ended December 31, 2023. Revenue was partially offset by a decrease of $5.8 million from contractual step downs on prior secondary funds.

Customized separate accounts revenue increased $5.4 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity.
Incentive fees increased $79.2 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, primarily due to an increase in incentive fees from the increased tax-related portion of carried interest distributions in the current period and the proceeds realized on the sales of underlying investments in one of our specialized funds.

Expenses
The following tables show expenses of the Company (excluding consolidated VIEs):

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2024	2023		2024	2023
Expenses
Compensation and benefits
Base compensation and benefits	$39,633	$43,536	$(3,903)	$143,495	$118,275	$25,220
Incentive fee compensation	10,487	2,906	7,581	32,233	12,236	19,997
Equity-based compensation	11,785	3,264	8,521	19,681	9,227	10,454
Total compensation and benefits	61,905	49,706	12,199	195,409	139,738	55,671
General, administrative and other	30,581	24,152	6,429	86,858	74,908	11,950
Total expenses	$92,486	$73,858	$18,628	$282,267	$214,646	$67,621
Three months ended December 31, 2024 compared to three months ended December 31, 2023
Total expenses increased $18.6 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, due to increases in both compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $12.2 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This change consisted primarily of increases in incentive fee compensation and equity-based compensation, partially offset by a decrease in base compensation and benefits. Equity-based compensation increased $8.5 million driven primarily by the Performance Awards granted during the current fiscal year. Incentive fee compensation increased $7.6 million for the three months ended December 31, 2024 due to an increase in incentive fee revenue earned compared to the prior year period. Base compensation and benefits decreased $3.9 million for the three months ended December 31, 2024, due primarily to a decrease in our discretionary bonus plan accrual, partially offset by increases in headcount and increased incentive fees.
General, administrative and other expenses increased $6.4 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This change consisted primarily of an increase of $1.6 million in third-party commissions due primarily to the increase in gross subscriptions to our evergreen funds, an increase of $1.4 million of currency translation expense and an increase of $1.2 million in fund reimbursement expense attributed to the timing of newly created funds.
Nine months ended December 31, 2024 compared to nine months ended December 31, 2023
Total expenses increased $67.6 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, due to increases in both compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $55.7 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. This change consisted of increases in base compensation and benefits, incentive fee compensation and equity-based compensation. Base compensation and benefits increased $25.2 million, due primarily to increases in headcount and increased incentive fees. Incentive fee compensation increased $20.0 million for the nine months ended December 31, 2024, due to an increase in incentive fee revenue compared to the prior year period. Equity-based compensation increased $10.5 million for the nine months ended December 31, 2024, driven primarily by the awards granted between December 31, 2023 and December 31, 2024.
General, administrative and other expenses increased $12.0 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. This change consisted primarily of an increase of $2.8 million in third-party commissions primarily attributed to the increase in gross subscriptions to our evergreen funds, an increase of $2.5 million in fund reimbursement expense attributed to the timing of newly created funds, an increase of $1.3 million in consulting and professional fees and an increase of $1.1 million in conference and travel expenses.

Other Income (Expense)
The following table shows total other income (expense) of the Company (excluding consolidated VIEs):

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2024	2023		2024	2023
Other income (expense)	`
Equity in income (loss) of investees
Primary funds	$439	$(340)	$779	$528	$1,085	$(557)
Direct investment funds	2,425	(709)	3,134	5,911	6,043	(132)
Secondary funds	818	364	454	1,761	2,980	(1,219)
Customized separate accounts	2,507	(288)	2,795	7,261	5,143	2,118
Evergreen funds	5,823	927	4,896	10,804	4,820	5,984
Other equity method investments	(401)	—	(401)	(892)	—	(892)
Total equity in income (loss) of investees	11,611	(46)	11,657	25,373	20,071	5,302
Interest expense	(3,866)	(2,748)	(1,118)	(9,517)	(8,381)	(1,136)
Interest income	2,761	1,500	1,261	4,933	3,536	1,397
Non-operating gain (loss)	453	(8)	461	11,705	(989)	12,694
Total other income (expense)	$10,959	$(1,302)	$12,261	$32,494	$14,237	$18,257

Three months ended December 31, 2024 compared to three months ended December 31, 2023
Other income (expense) increased $12.3 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, due primarily to an increase in equity in income (loss) of investees.
Equity in income (loss) of investees increased $11.7 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023. This was due primarily to relatively larger increases in investment valuations during the three months ended December 31, 2024 compared to the three months ended December 31, 2023.

Nine months ended December 31, 2024 compared to nine months ended December 31, 2023
Other income (expense) increased $18.3 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, due primarily to increases in non-operating gain (loss) and equity in income (loss) of investees.
Non-operating gain (loss) increased $12.7 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, due primarily to recognition of gains on our technology investments compared to a loss in the prior year.
Equity in income of investees increased $5.3 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023, due primarily to relatively larger increases in investment valuations during the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023.
Consolidated Variable Interest Entities
The following table shows the results of operations of consolidated VIEs:

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2024	2023		2024	2023
Revenue
Incentive Fees	$803	$—	$803	$803	$—	$803

Expenses
General, administrative and other	$53	$12	$41	$202	$600	$(398)

Other income (expense)
Equity in income of investees	$351	$240	$111	$2,236	$660	$1,576
Unrealized gain	3,082	—	3,082	6,621	3,034	3,587
Interest expense	—	—	—	—	(6)	6
Interest income	37	—	37	145	4,581	(4,436)
Total other income (expense)	$3,470	$240	$3,230	$9,002	$8,269	$733

Three months ended December 31, 2024 compared to three months ended December 31, 2023
Other income (expense) of consolidated VIEs increased $3.2 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, due primarily to an increase of $3.1 million in gains on assets held by consolidated funds during the period.
Nine months ended December 31, 2024 compared to nine months ended December 31, 2023
Other income (expense) of consolidated VIEs increased $0.7 million for the nine months ended December 31, 2024 compared to the nine months ended December 31, 2023. This change consisted primarily of increases in unrealized gain and equity in income of investees, partially offset by a decrease in interest income.
Unrealized gain increased $3.6 million for the nine months ended December 31, 2024 due primarily to gains on assets held by consolidated funds during the period. Equity in income of investees increased

$1.6 million due primarily to relatively larger increases in investment valuations. Interest income decreased $4.4 million in interest income due primarily to interest income earned from a previously consolidated credit fund. during the nine months ended December 31, 2023 that did not recur during the nine months ended December 31, 2024.
Income Tax Expense
Our effective tax rate was 14.1% and 31.4% for the three months ended December 31, 2024 and 2023, respectively, and 12.3% and 18.5% for the nine months ended December 31, 2024 and 2023, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to NCI, change in valuation allowance recorded against deferred tax assets and discrete tax adjustments recorded in the periods. The effective tax rates for the three and nine months ended December 31, 2024 were lower than the effective tax rates for the three and nine months ended December 31, 2023 due primarily to a reduction in valuation allowance against deferred tax assets at December 31, 2024.

Non-Controlling Interests
The following table shows income attributable to NCI:

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2024	2023		2024	2023
Income attributable to non-controlling interests in general partnerships	$94	$82	$12	$827	$171	$656
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,159	14,944	8,215	70,654	52,733	17,921
Income attributable to non-controlling interests in consolidated funds	1,230	—	1,230	2,064	4,980	(2,916)
	$24,483	$15,026	$9,457	$73,545	$57,884	$15,661
Three months ended December 31, 2024 compared to three months ended December 31, 2023
Net income attributable to NCI increased by $9.5 million for the three months ended December 31, 2024 compared to the three months ended December 31, 2023, due primarily to increases in overall net income. Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. increased $8.2 million due to an overall increase in net income, partially offset by a decrease in NCI holders’ economic ownership percentage of Hamilton Lane Advisors, L.L.C. between periods. Net income attributable to NCI in consolidated funds increased $1.2 million due to gains on assets during the period held by consolidated funds.

Nine months ended December 31, 2024 compared to nine months ended December 31, 2023
Net income attributable to NCI increased by $15.7 million for the nine months ended December 31, 2024, compared to the nine months ended December 31, 2023, due primarily to increases in overall net income. Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. increased by $17.9 million due primarily to an overall increase in net income, partially offset by a decrease in NCI holders’ economic ownership percentage of Hamilton Lane Advisors, L.L.C. between periods. Net income attributable to NCI in consolidated funds decreased by $2.9 million driven primarily by the deconsolidation of a fund for which non-controlling interest holders held a larger economic ownership during the period ended December 31, 2023, compared to the funds consolidated during the period ended December 31, 2024.

Fee-Earning AUM
The following table provides the period to period rollforward of our fee-earning AUM.

	Three Months Ended December 31, 2024			Nine Months Ended December 31, 2024
(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$39,378	$30,362	$69,740	$37,574	$28,175	$65,749
Contributions (1)	1,393	1,542	2,935	4,713	5,531	10,244
Distributions (2)	(1,142)	(730)	(1,872)	(2,659)	(2,841)	(5,500)
Foreign exchange, market value and other (3)	154	37	191	155	346	501
Balance, end of period	$39,783	$31,211	$70,994	$39,783	$31,211	$70,994

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
Three months ended December 31, 2024
Fee-earning AUM increased $1.3 billion during the three months ended December 31, 2024, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.4 billion for the three months ended December 31, 2024. Customized separate accounts contributions were $1.4 billion for the three months ended December 31, 2024, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $1.1 billion for the three months ended December 31, 2024, due primarily to $0.5 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.5 billion from accounts moving from a committed to net invested capital fee base and $0.2 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $0.8 billion for the three months ended December 31, 2024. Specialized fund contributions were $1.5 billion for the three months ended December 31, 2024, due primarily to $1.0 billion from our evergreen funds. Distributions were $0.7 billion for the three months ended December 31, 2024, due primarily to $0.5 billion from returns of capital and redemptions in funds earning fees on a net invested capital or NAV fee base and $0.2 billion from accounts reaching the end of their fund term.
Nine months ended December 31, 2024
Fee-earning AUM increased $5.2 billion during the nine months ended December 31, 2024, due primarily to contributions from customized separate accounts and specialized funds.

Customized separate accounts fee-earning AUM increased $2.2 billion for the nine months ended December 31, 2024. Customized separate accounts contributions were $4.7 billion for the nine months ended December 31, 2024, due primarily to new allocations from existing clients and the addition of new clients. Distributions were $2.7 billion for the nine months ended December 31, 2024, due primarily to $1.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $1.0 billion from accounts moving from a committed to net invested capital fee base, and $0.5 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $3.0 billion for the nine months ended December 31, 2024. Specialized fund contributions were $5.5 billion for the nine months ended December 31, 2024, due primarily to $3.0 billion from our evergreen funds and $1.2 billion from our latest secondary fund. Distributions were $2.8 billion for the nine months ended December 31, 2024 due primarily to $1.6 billion from returns of capital and redemptions in funds earning fees on a net invested capital or NAV fee base and $1.1 billion from accounts reaching the end of their fund term.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Net income attributable to Hamilton Lane Incorporated	$52,972	$19,506	$166,918	$92,498
Income attributable to non-controlling interests in general partnerships	94	82	827	171
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,159	14,944	70,654	52,733
Income attributable to non-controlling interests in consolidated funds	1,230	—	2,064	4,980
Incentive fees	(41,979)	(11,623)	(128,964)	(48,945)
Incentive fee related compensation (1)	19,926	5,521	61,244	23,249
Consolidated VIE related general, administrative and other expenses	54	—	203	566
Revenue related to consolidated funds	—	—	—	394
Non-operating income related compensation	507	—	784	59
Interest income	(2,798)	(1,500)	(5,078)	(8,117)
Interest expense	3,866	2,748	9,517	8,387
Income tax expense	12,696	15,800	33,555	34,055
Equity in income of investees	(11,962)	(194)	(27,609)	(20,731)
Non-operating (gain) loss	(3,535)	8	(18,326)	(2,045)
Fee Related Earnings	$54,230	$45,292	$165,789	$137,254
Depreciation and amortization	2,385	2,037	7,065	5,774
Equity-based compensation	11,785	3,264	19,681	9,227
Incentive fees	41,979	11,623	128,964	48,945
Incentive fees attributable to non-controlling interests	(29)	—	(29)	—
Incentive fee related compensation (1)	(19,926)	(5,521)	(61,244)	(23,249)
Non-operating income related compensation	(507)	—	(784)	(59)
Interest income	2,761	1,500	4,933	3,536
Adjusted EBITDA	$92,678	$58,195	$264,375	$181,428
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share (“EPS”) measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP EPS is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the three and nine months ended December 31, 2024 and 2023 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP earnings per share are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three and nine months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per-share amounts)	2024	2023	2024	2023
Net income attributable to Hamilton Lane Incorporated	$52,972	$19,506	$166,918	$92,498
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,159	14,944	70,654	52,733
Income tax expense	12,696	15,800	33,555	34,055
Adjusted pre-tax net income	88,827	50,250	271,127	179,286
Adjusted income taxes (1)	(20,785)	(11,859)	(63,444)	(42,312)
Adjusted net income	$68,042	$38,391	$207,683	$136,974

Adjusted shares outstanding	54,453,665	53,987,555	54,368,078	53,932,804

Non-GAAP EPS	$1.25	$0.71	$3.82	$2.54

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.4% and 23.6% for the three and nine months ended December 31, 2024 and 2023, respectively, applied to adjusted pre-tax net income. The 23.4% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.4%. The 23.6% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.6%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through September 30, 2024 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.6	1.6	11.5%	8.7%	55 bps	(189 bps)	391 bps	140 bps
PEF VII	2010	262	290	1.6	1.6	12.1%	8.1%	(204 bps)	(576 bps)	188 bps	(189 bps)
PEF VIII	2012	427	432	1.5	1.5	8.8%	6.4%	(477 bps)	(715 bps)	(151 bps)	(391 bps)
PEF IX	2015	517	523	1.9	1.9	17.8%	15.5%	295 bps	69 bps	611 bps	381 bps
PEF X	2018	278	261	1.6	1.5	15.9%	13.0%	68 bps	(257 bps)	356 bps	23 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,332 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(196 bps)	869 bps	209 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.1%	(84 bps)	(375 bps)	302 bps	17 bps
Secondary Fund IV	2016	1,917	2,108	1.6	1.5	15.0%	15.5%	14 bps	29 bps	337 bps	362 bps
Secondary Fund V	2019	3,929	3,836	1.5	1.5	18.1%	16.1%	490 bps	296 bps	762 bps	573 bps
Secondary Fund VI	2022	5,603	1,851	1.4	1.3	47.6%	57.7%	1,885 bps	2,788 bps	2,227 bps	3,106 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.3)%	(569 bps)	(747 bps)	(319 bps)	(502 bps)
Co-Investment Fund II	2008	1,195	1,157	2.2	1.9	18.0%	14.4%	565 bps	188 bps	941 bps	559 bps
Co-Investment Fund III	2014	1,243	1,323	1.8	1.6	14.8%	11.9%	26 bps	(271 bps)	359 bps	57 bps
Co-Investment Fund IV	2018	1,698	1,498	2.3	2.1	24.0%	22.4%	857 bps	670 bps	1,152 bps	960 bps
Equity Opportunities Fund V	2021	2,069	1,791	1.3	1.2	12.2%	10.2%	(207 bps)	(453 bps)	26 bps	(211 bps)
Equity Opportunities Fund VI	2024	529	60	1.0	1.0	N/M	N/M	N/M	N/M	N/M	N/M

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.3	1.2	11.2%	8.9%	516 bps	289 bps	626 bps	401 bps
Strat Opps 2017	2017	435	448	1.3	1.2	10.1%	7.8%	575 bps	330 bps	580 bps	350 bps
Strat Opps IV (Series 2018)	2018	889	870	1.3	1.2	9.8%	7.7%	554 bps	327 bps	578 bps	341 bps
Strat Opps V (Series 2019)	2019	762	714	1.3	1.2	12.5%	9.9%	830 bps	501 bps	663 bps	329 bps
Strat Opps VI (Series 2020)	2021	898	853	1.2	1.2	8.5%	6.8%	547 bps	285 bps	239 bps	22 bps
Strat Opps VII	2022	953	841	1.2	1.2	15.1%	12.8%	442 bps	151 bps	490 bps	235 bps
Strat Opps VIII	2023	700	324	1.0	1.0	11.6%	5.3%	(230 bps)	(1,008 bps)	327 bps	(278 bps)
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to September 30, 2024. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of December 31, 2024 and March 31, 2024, our cash and cash equivalents were $285.6 million and $114.6 million, respectively.
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

Senior Notes and Loan Agreements
On October 8, 2024, HLA issued the Notes pursuant to a note purchase agreement (the “Note Purchase Agreement”) among HLA and the institutional purchasers party thereto in a private placement transaction. Interest on the Notes is payable semi-annually in arrears, commencing on April 15, 2025. Interest on the Notes accrues from and including October 8, 2024. The Notes will mature on October 15, 2029.

We maintain our Term Loan Agreement, Revolving Loan Agreement, 2020 Multi-Draw Term Loan Agreement, and 2022 Multi-Draw Term Loan Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”). On October 7, 2024, HLA and JPMorgan amended each of the Loan Agreements in connection with HLA’s entry into the Note Purchase Agreement. The amendments included naming JPMorgan as the successor-in-interest to First Republic Bank, updating the maturity dates for the Loan Agreements and allowing for incurring additional indebtedness. The Loan Agreements are cross-collateralized and cross-defaulted and the aggregate principal amount of loans that may be outstanding under all of the Loan Agreements is subject to an aggregate cap of $325 million (the “Cap”).

The 2022 Multi-Draw Term Loan Agreement has a maturity date of the earlier of (i) five business days prior to the earlier of the date the Notes or any subsequent notes are repaid or (ii) October 1, 2029, and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00%. As of December 31, 2024, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.

The Term Loan Agreement has a maturity date of the earlier of (i) five business days prior to the earlier of the date the Notes or any subsequent notes are repaid or (ii) July 1, 2029, and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of December 31, 2024, we had an outstanding balance of $95 million under the Term Loan Agreement.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of the earlier of (i) five business days prior to the earlier of the date the Notes or any subsequent notes are repaid or (ii) October 6, 2027. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of December 31, 2024, we did not have an outstanding balance under the Revolving Loan Agreement.

The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of the earlier of (i) five business days prior to the earlier of the date the Notes or any subsequent notes are repaid, or (ii) April 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of December 31, 2024, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.

The Loan Agreements and Note Purchase Agreement contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The Note Purchase Agreement requires HLA to maintain (i) a consolidated leverage ratio within a specified range and (ii) specified amounts of management fees, (as described in the Note Purchase Agreement). The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of December 31, 2024 and March 31, 2024, the principal amount of debt outstanding equaled $295.0 million and $196.9 million, respectively. We had $125.0 million in availability under the Loan Agreements as of December 31, 2024.
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
In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires 12 months after the date of the first acquisition under the authorization. We have not repurchased any shares of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available. Our board of directors periodically reviews the Stock Repurchase Program and most recently re-approved it in December 2024.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary. These net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of December 31, 2024 and March 31, 2024, we were required to maintain approximately $5.9 million and approximately $5.0 million, respectively, in liquid net assets within these subsidiaries to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Cash Flows
Nine Months Ended December 31, 2024 and 2023

	Nine Months Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$261,539	$99,140
Net cash used in investing activities	$(67,949)	$(93,997)
Net cash provided by financing activities	$14,104	$47,740
Operating Activities
Operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense and depreciation and amortization, all of which are included in earnings. For the nine months ended December 31, 2024 and 2023, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.

Investing Activities
Investing activities generally reflect cash used for acquisitions, fixed asset purchases and contributions to and distributions from our funds. For the nine months ended December 31, 2024 and 2023, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, net contributions to our funds and purchase of investments by consolidated funds, partially offset by cash from consolidating funds.
Financing Activities
Financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled repayments of our outstanding debt.
For the nine months ended December 31, 2024 and 2023, our net cash provided by financing activities was driven primarily by dividends paid to stockholders, distributions to HLA members, repayment of our outstanding debt and contributions from NCI in consolidated funds. Net cash provided by financing activities for the nine months ended December 31, 2024 was also impacted by issuance of the Notes.
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

Interest Rate Risk
As of December 31, 2024, we had $195 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 6.25% as of December 31, 2024. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 6.00% as of December 31, 2024.
Based on the floating rate component of our Loan Agreements payable as of December 31, 2024, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $1.0 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1 - 31, 2024	16	$166.67	—	$50,000,000
November 1 - 30, 2024	—	$—	—	$50,000,000
December 1 - 31, 2024	—	$—	—	$50,000,000
Total	16	$166.67	—	$50,000,000

(1) Represents shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under HLI’s Amended and Restated 2017 Equity Incentive Plan.

(2) On November 6, 2018, we announced that our board of directors authorized the Stock Repurchase Program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million. The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. We have not repurchased any of our Class A common stock under the Stock Repurchase Program, so the full purchase authority remains available under this program, which expires 12 months after the date of the first acquisition under the authorization. Our board of directors most recently re-approved the Stock Repurchase Program in December 2024.
Item 5. Other Information
Trading Arrangements
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
4.1	Form of 5.28% senior notes due October 15, 2029 (included in Exhibit 10.1)	8-K	4.1	10/11/24	001-38021
10.1○	Note Purchase Agreement, dated October 8, 2024, among Hamilton Lane Advisors, L.L.C. and the purchasers party thereto.	8-K	10.1	10/11/24	001-38021
10.2○	First Amendment to Multi-Draw Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/11/24	001-38021
10.3○	Fourth Amendment to Multi-Draw Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/11/24	001-38021
10.4○	Fourth Amendment to Revolving Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/11/24	001-38021
10.5○	Fifth Amendment to Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.5	10/11/24	001-38021
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

53

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

○ Certain information has been omitted from the exhibit because it is both (i) not material and (ii) is the type that the registrant treats as private or confidential.
‡ Furnished herewith.

54

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of February 2025.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)