Form 10-K
period 2025-03-31
Hamilton Lane INC
filed 2025-05-30
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2024, based on the closing price of $168.39 as reported by the Nasdaq Stock Market, was approximately $6,663.5 million.
As of May 27, 2025, there were 41,374,706 shares of the registrant’s Class A common stock and 12,178,412 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2025 annual meeting of stockholders.

l

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

We own or have a license to the trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our trade names, logos and website names and URL addresses are owned by us or have been licensed to us. We also own or have a license to the copyrights that protect the content of our solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.
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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Words such as “will”, “expect”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “plan” and similar expressions are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including risks relating to: our ability to manage growth, fund performance, competition in our industry, changes in our regulatory environment and tax status; difficult or volatile market conditions; our ability to access suitable investment opportunities for our clients; our ability to maintain our fee structure; our ability to attract and retain key employees; our ability to manage our obligations under our debt agreements; defaults by clients and third-party investors on their obligations to fund commitments; our exposure and that of our clients and investors to the credit risks of financial institutions at which we and they hold accounts; our ability to comply with investment guidelines set by our clients; our ability to successfully integrate acquired businesses with ours; our ability to manage risks associated with introducing new types of investment structures, products or services or entering into strategic partnerships; our ability to manage redemption or repurchase rights in certain of our funds; our ability to manage, identify and anticipate risks we face; our ability to manage the effects of events outside of our control; and our ability to receive distributions from HLA to fund our payment of dividends, taxes and other expenses.
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
•our business operations outside of the United States;
•our commitments and disclosures regarding environmental, social and governance (“ESG”) and climate-related matters; and
•the occurrence of a pandemic or global health crisis.

We are subject to risks related to our industry, including risks related to:
•intense competition in the investment management industry;
•difficult or volatile market, geopolitical and economic conditions;
•increased scrutiny and shifting demands with respect to ESG matters from our investors, regulators and other stakeholders;
•climate change and climate change-related regulations;
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

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider with approximately $138 billion of discretionary assets under management (“AUM”), and approximately $819 billion of non-discretionary assets under advisement (“AUA”) as of March 31, 2025. We work with our clients to conceive, structure, build out, manage and monitor portfolios of private markets funds and direct investments, and we help them access a diversified set of such investment opportunities worldwide. Our clients are principally large, sophisticated, global investors that rely on our private markets expertise, deep industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the complexity and opacity of private markets investing. While some maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. In addition to our institutional client base, we have a growing number of non-institutional clients stemming from the private wealth channel, which includes family offices and high-net-worth individuals, who utilize our products and services to gain access to the private markets.
We were founded in 1991 and have been dedicated to private markets investing for over three decades. We currently have approximately 760 employees, including 265 investment professionals, operating across 22 global offices servicing our clients throughout the world.
We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, real assets, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $99 billion of our AUM as of March 31, 2025.
•Specialized Funds: We organize, invest and manage commingled specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised approximately $40 billion of our AUM as of March 31, 2025.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $819 billion of AUA as of March 31, 2025.

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
We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 2% of management and advisory fee revenues. For the year ended March 31, 2025, our top 10 clients generated approximately 12% of management and advisory fee revenues, and our top 20 clients generated approximately 19% of management and advisory fee revenues with all of our top 20 clients having multiple allocations, products or services with us. A significant portion of our revenue base is recurring and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients, providing predictable cash flows.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2025, we had AUM of approximately $138 billion, reflecting a 12% compound annual growth rate (“CAGR”) from March 31, 2021, and our AUM increased in each fiscal year during this timeframe. We had approximately $819 billion of AUA as of March 31, 2025, reflecting a 7% CAGR from March 31, 2021.
Organizational Structure

HLI was incorporated in the State of Delaware on December 31, 2007 and is a holding company with no direct operations. Its principal asset is an equity interest in HLA. HLI serves as the managing member of HLA and operates and controls all of HLA’s business and affairs. HLI conducted its initial public offering (“IPO”) in 2017.

We have what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the legacy owners (through the tax receivable agreement) when they ultimately exchange their pass-through interests for shares of Class A common stock or, at our election, for cash. HLI has dual-class common stock, the rights of which are described in more detail below. The below chart summarizes our organizational structure as of March 31, 2025.

Class B Holders(1)
Public Investors / Direct HLI Stockholders
Class B common stock
73.7% voting interest
de minimis economic interest
Class A common stock
100% economic interest
26.3% voting interest
Hamilton Lane Incorporated
Class A units(2)
Sole Managing Member
76.6% economic interest
Class B units(1)
22.5% economic interest
Class C Holders(1)
Hamilton Lane Advisors, L.L.C.
Class C units(1)
0.9% economic interest

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
(2)We hold all of the Class A units of HLA, representing the right to receive approximately 76.6% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.
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

Our Class B common stockholders collectively hold 73.7% of the combined voting power of our common stock. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLA Investments, LLC (“HLAI”), our controlling stockholder. The parties to the stockholders agreement control approximately 74.9% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

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
Develop innovative private markets solutions. Many of our clients engage us because of our ability to create customized programs that meet their particular investment needs and provide access to a broad spectrum of private markets investment opportunities. We believe that a broad range of solutions across almost every private markets asset class enables us to remain a leader in structuring private markets investment portfolios and to continue to provide the best solutions for our existing and future clients. We intend to continue to meet our clients’ demands for alternative investments via primary, secondary and direct investment opportunities, which provide attractive return characteristics, as well as innovative specialized fund products, while at the same time allowing us to benefit from economies of scale. In addition, we continue to expand into adjacent asset classes and newer strategies, which will allow us to further broaden our solutions capabilities, diversify our business mix and allow us to benefit from growth in private markets asset classes. Examples of such expansion include asset classes such as private credit, infrastructure and real assets. Strategies include investments in businesses with a focus on environmentally and/or socially impactful products and services.
Diversify and grow client base. We aim to continue to expand our relationships with existing clients and intend to capitalize on significant opportunities with new clients globally, such as smaller institutions and high-net-worth individuals. We believe these investors offer an attractive opportunity to further diversify and grow our client base because many of them have only recently begun to invest in, or increase their allocations to, alternative investments.
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
Identify unique technology solution providers and strategic partners that we believe can help make us and the industry better and put our balance sheet capital behind them to form mutually-beneficial partnerships. We view the implementation of technology into our workflows as critical to maintaining our market-leading position in private markets. Given this status, we are often a sought-after partner for technology-oriented businesses that are developing cutting-edge and innovative solutions that will help grow and improve the industry. We identify and develop strategic partnerships with, and/or opportunistically seek minority stakes in, these companies, and often are either a client of these companies or share in a common vision seeking to provide strategic benefits to both parties.
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
Investment Process and Monitoring
Our investment team is generally organized by investment type (primary, secondary and direct investment), asset class or strategy and functional area. The direct investment team is further specialized with separate teams that focus on equity or credit. We also have specialized asset class and strategy teams that analyze all investment types related to infrastructure, real estate, and venture capital and growth equity opportunities. Our dedicated impact team is embedded within our direct equity team and works on our impact strategy, partnering with relevant asset class specialists on intersectional opportunities. Each of these teams has its own discrete investment committee, with the exception of our real estate and infrastructure teams, which have a combined committee. Our evergreen portfolio committee oversees the portfolio composition for our evergreen funds with assistance from our portfolio management group and dedicated evergreen portfolio management team. They analyze approved deals from the various investment teams for portfolio construction and fit for the entirety of our evergreen funds.
Our investment committees are composed of select senior professionals from the organization who collectively review, opine and make the ultimate decision as to the opportunities in which we will invest. There is significant overlap among committee members. Our portfolio management group draws upon data analysis to form views at the industry level. Our sustainability team partners across the investment platform, as well as our corporate functions, to develop strategy and advance our responsible investment agenda.
Regardless of the investment type or strategy, our investment process remains generally consistent, detailed and thorough from sourcing to closing. Throughout the years, we have invested heavily and prioritized the ability to share data and information efficiently among all of our investment teams. The teams leverage our technology systems to guide the investment decision process.

Responsible Investment
We believe that building responsible practices and sustainable investing capabilities is imperative to building long-term value in a rapidly changing and increasingly complex world where many countries, communities and individuals are demanding that their investment exposures are increasingly aligned with their views on the topic.
We have a long history of innovating across private markets to deliver to our clients and investors solutions that serve their varied needs. Within Responsible Investment (“RI”), we have observed a parallel market trajectory with investors requiring a variety of offerings and tailored solutions based on policies, regulations, investment views, and stakeholder alignment, among other reasons. We continue to invest in our capabilities to deliver enhanced transparency within traditional portfolios and to serve those with more advanced responsible investment and sustainability-related requirements.
We integrate RI, ESG and climate factors into our investment process and consider the financial impact of these underlying factors when making investment decisions. As long-term investors, we also seek to mitigate the risks within our portfolio, pledging to reach net zero emissions by 2050 or sooner across our discretionary assets under management. As an important first step towards this goal, we became a signatory to Initiative Climate International (“iCI”) in 2022. iCI is composed of a platform of leading private equity investors and firms dedicated to understanding and reducing carbon emissions of private equity-backed companies.
We gather data on RI, ESG and climate factors, and generate derivative data through our investment process to qualify investments for investment products and solutions with strategic sustainability requirements. We believe that tracking sustainability-related data, alongside building tools to assess our deal flow and practices through other frameworks and lenses, has advanced our capabilities to deliver solutions, transparency and insights for investors focused in this area.
Our RI committee governs our approach, including acting as the investment committee for impact investments. As we evolve, we will continue to review and revisit our approach. While we do not anticipate changing our broad views around the importance of responsible investing and taking a financial materiality approach to considering RI, ESG and climate factors within our investment process, we may evolve our policies and procedures in the future.
Operational Due Diligence
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
Allocation of Investment Opportunities
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
Monitoring & Reporting
Our client operations group is dedicated to tracking and reporting on primary investments, secondary investments and direct investments that we manage for our clients. This group also uses the services of third-party administrators and analysts, particularly with respect to specialized funds. We maintain a disciplined investment monitoring process designed to adapt portfolio allocation to enhance returns in our advisory and customized separate account portfolios, as well as in our specialized funds. Once a primary or secondary investment is closed, we have frequent conversations with private markets fund managers, hold periodic in-person meetings (conditions permitting) and attend annual meetings and advisory board meetings. This process generally is led by senior members of the investment platform.
Our team closely follows the activities and investments in clients’ portfolios. The team measures adherence to the stated strategies and limited partnership agreement terms. The team is in regular contact with fund managers, which allows for early detection of potential issues and timely development of constructive recommendations.
We actively track and report on each investment and on overall portfolios. We provide clients with comprehensive and customized quarterly and annual reports. Our online, interactive client reporting platform affords clients always-available, secure, internet-based access to their portfolios. Clients can download timely information on cash flows, adjusted valuations, underlying portfolio company information and other data provided by private markets fund managers or developed internally by our in-house reporting team. Cobalt LP, our online, proprietary private markets analytics platform, provides clients tools to derive and customize advanced analytics related to portfolio performance and exposures, including benchmarks and forecasts.
Client Service
Our Fund Investment and Management Solutions Team (“FIMS”) includes employees located strategically throughout the world. At the beginning of the engagement for each advisory account and customized separate account, a senior professional from FIMS is assigned as the principal contact person with that client. FIMS takes primary responsibility for working with the clients to design their strategic plans and to implement those plans in accordance with agreed upon investment guidelines. FIMS works directly with our portfolio management group to ensure that all investment opportunities that are appropriate for their clients are considered. FIMS communicate and meet regularly with their clients to discuss potential investments, funds expected to be raised in the next 12 months, the status of the clients’ portfolios, investment strategies and overall market conditions.
Our approach to managing our products is similar, with dedicated investment platform specialists and portfolio managers working alongside our senior investment and sales professionals to deliver high quality service to our investors. These dedicated platform specialists and portfolio managers sit alongside our investment teams, and many are also represented on the investment committees of their asset classes/strategies.

Assets Under Management and Advisement
As of March 31, 2025, we had total AUA and AUM of approximately $958 billion, of which $138 billion represents discretionary AUM from our customized separate accounts and specialized funds, and $819 billion represents non-discretionary AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
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
Our AUM has grown from approximately $88 billion as of March 31, 2021 to approximately $138 billion as of March 31, 2025, representing a CAGR of approximately 12%. The following chart summarizes this growth.

AUM
$150
$125
$100
$75
$50
$25
$0
$ (Billions)
$19
$69
$24
$83
$27
$85
$32
$93
$40
$99
2021
2022
2023
2024
2025
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
Assets related to our advisory accounts have increased from approximately $631 billion as of March 31, 2021, to approximately $819 billion as of March 31, 2025, representing a CAGR of approximately 7%. Our AUA clients are predominately large institutional investors, with 47% of AUA related to public pension funds and 30% related to sovereign wealth funds. Our AUA is diversified across geographies with approximately 42% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2021.

AUA
$ (Billions)
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$631
$795
$745
$796
$819
2021
2022
2023
2024
2025
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
As of March 31, 2025, our fee-earning AUM was approximately $72 billion compared to $138 billion in AUM. The difference is due primarily to $43 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by a decrease of $3 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $26 billion is non fee-earning AUM, which includes accounts that earn fees as discretionary AUM is invested or considered active as well as accounts past their fee-earning period.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2021.

Fee-Earning AUM
$70
$60
$50
$40
$30
$20
$10
$0
$ (Billions)
$16
$26
$18
$31
$23
$35
$28
$38
$33
$39
2021
2022
2023
2024
2025
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
As of March 31, 2025, our client and investor base included over 2,300 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and family offices. We have a diversified revenue stream from a variety of client types in multiple geographic regions, with no single client representing more than 2% of management and advisory fee revenues. Approximately 39% of our fiscal 2025 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our revenue base is recurring and, based on the long-term nature of our funds as well as long-term relationships with many of our clients, provides highly predictable cash flows. For the year ended March 31, 2025, our top 10 clients generated approximately 12% of management and advisory fee revenues, and our top 20 clients generated approximately 19% of management and advisory fee revenues.

Sales and Marketing
Our client and private wealth solutions groups consist of a global employee base located strategically throughout the world that allows us to have a local presence in many markets and be closer to our clients. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in markets with less established private markets exposure. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we selectively use third-party distributors in Asia and Latin America.
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
Fees. While the specific terms of our contracts vary significantly from client to client, generally our customized separate account clients are charged asset-based fees annually on committed or net invested capital and/or NAV. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. For some customized separate accounts, we charge clients annual fixed fees, and in certain cases, we earn an incentive fee or carried interest based on realized gains, particularly when the investment strategies include secondary investments and direct investments. In certain cases, we also provide advisory and/or reporting services and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts, and therefore we also receive incentive fees or carried interest based on realized gains of investments in our specialized funds and/or management fees under the terms of such funds. We generally reduce the asset-based and/or incentive fees or carried interest on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.

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
Specialized Funds
Since 1997, we have sponsored primary funds, secondary funds, direct investment funds, strategic opportunities funds, social and environmental impact funds and Small Business Investment Company funds. The terms of each fund vary. We have described below certain of the key terms of these funds.
In addition, we sponsor funds designed to provide investors periodic liquidity, which primarily invest in secondaries and direct investments (the “evergreen funds”). Certain of these evergreen funds are marketed to investors outside of the United States, and in the United States, we offer similar vehicles for U.S. investors, which are registered under the Securities Act and as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”). We may also offer additional evergreen funds in the future with additional specialized strategies.
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
Management Fees. We earn management fees based on a percentage of capital commitments to, net invested capital or NAV in, our specialized funds. The management fee during the investment period is often charged on capital commitments and after the investment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital or NAV. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partner commits early in the offering period or if the limited partners are investors in our other funds. Management fees would be offset in the event that any monitoring, consulting, investment banking, advisory, transaction, directors’ or break-up or similar fees are paid to the fund’s general partner, the Manager or any of their affiliates or principals.
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
Performance fees are based on the aggregate amount of unrealized or realized gains earned, subject to the achievement of defined minimum returns to the clients or a high-water mark. Performance fees are based on a fixed percentage of net profits with some subject to a compounded annual preferred return that varies by account. We do not generally recognize performance fees unless the risk of clawback or reversal is not probable.
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
Competition
We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. With respect to our specialized funds, we primarily compete with the alternative asset management businesses of a number of large international financial institutions and established local and regional competitors based in the United States, Europe and Asia, including managers offering funds-of-funds, secondary funds and direct investment funds in the private markets. Our principal competition for customized separate accounts is mostly other highly specialized and independent private markets asset management firms. We compete primarily in the advisory services area of the business with firms that are regionally based and with a select number of large consulting firms.
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

Intellectual Property
We own or have a license to the trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our trade names, logos and website names and URL addresses are owned by us or have been licensed to us. We also own or have a license to the copyrights that protect the content of our solutions. We believe that the “Hamilton Lane” trade name, logos and website are material to our operations.
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
Our compliance team is led by our chief compliance officer, who reports to our chief operating officer. Our chief compliance officer has day-to-day management responsibility for the compliance team. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton Lane Securities LLC, our SEC- and Financial Industry Regulatory Authority (“FINRA”)-registered broker-dealer affiliate through which we offer interests in our specialized funds.
Risk Management
Our enterprise risk management committee (“ERM committee”) monitors the adequacy and effectiveness of the firm’s risk management processes, including the identification, assessment, management, mitigation and reporting of risks that may affect the firm’s global business operations, financial performance and reputation. The ERM committee’s primary purpose is to seek to ensure that an effective risk management framework is in place, monitor risk-related activities on an ongoing basis, and opine on issues involving material conflicts of interest. The committee is composed of the chief operating officer, who is also our chief risk officer, general counsel, chief financial officer, chief compliance officer, chief technology officer, co-head of investments, and head of investment legal. The ERM committee meets on a quarterly and as-needed basis.
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
ERISA-Related Regulation
Some of our specialized funds are treated as holding “plan assets” as defined under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), as a result of investments in those funds by benefit plan investors. By virtue of its role as investment manager of these funds, HLA is a “fiduciary” under ERISA with respect to such benefit plan investors. ERISA and the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), impose certain duties on persons that are fiduciaries under ERISA, prohibit certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and provide monetary penalties for violations of these prohibitions. With respect to these funds, HLA relies on particular statutory and administrative exemptions from certain ERISA prohibited transactions, which exemptions are highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. The failure of HLA or us to comply with these various requirements could have a material adverse effect on our business.
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
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union (“EU”), the European Economic Area (“EEA”), the individual member states of each of the EU and EEA, Australia, Canada, Chile, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, Switzerland, the United Arab Emirates and the United Kingdom (“U.K.”), we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements.

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
Employees
Our Culture
We believe that our strong culture is a key factor driving our success in developing and maintaining high-quality relationships among our employees and with our clients, prospects, business partners and the communities within which we live and work. With approximately 760 employees worldwide as of March 31, 2025, we are proud that our culture has been recognized annually for the last 13 years by Pensions & Investments magazine, a leading investment publication, as a “Best Place to Work in Money Management” since the inception of the list in 2012.
As an organization, we are focused on doing the right thing, acting with integrity, pursuing excellence in all that we do and promoting equity and inclusion from within. We are committed to hiring and developing excellent talent, providing aligned economic incentives and benefits, and creating an environment where our employees can thrive both professionally and personally. We recognize that every individual brings unique experiences, perspectives and talents to our firm. We are committed to cultivating an environment where all employees feel empowered to bring their whole selves to work, enabling them to perform at their best. Our comprehensive approach, Belong@HamiltonLane, embeds inclusive principles into our values, culture and practices. Our success is because of our people – our colleagues across the globe who bring their authentic selves to work every day. From our diverse perspectives, we can make informed decisions designed to benefit our clients, our employees and our competitive edge.
Talent Acquisition, Retention and Development of Human Capital
Our Human Resources department, in close collaboration with our Belong@HamiltonLane Council, has implemented a core set of competencies and practices that equip employees with the knowledge and skills to create a supportive environment. This program centers around four pillars: recruiting/retention, education, employee resource groups and external partnerships.
We have an Emerging Talent Internship Program designed to introduce future candidates to careers in the private markets. This internship program is designed to support broadening access to information on career paths within the private markets, identify talent for Hamilton Lane, and support our developing junior managers. Employees can participate in our formal mentoring program, which is designed to help less tenured employees foster relationships with more experienced colleagues or peers in different departments with the goal of enhancing professional and personal development and growth. Employees can also participate in the leadership of our employee resource groups (“ERGs”) overseen by Belong@HamiltonLane, or attend programs and events put on by our ERGs that are designed to support skill development, career progression, work-life balance, continuing education and networking. Employees are also empowered to get involved in championing and participating in volunteerism efforts overseen by our Corporate Social Responsibility (“CSR”) committee. Employees are awarded volunteer time off annually to participate in these opportunities to engage with each other and uplift their communities.
At Hamilton Lane, we remain fully committed to our efforts to attract, retain and develop talented professionals across all measures of diversity and individuality and continue to drive a culture of belonging.

We are proud of our organization’s history of embracing diverse and global perspectives to drive innovation and growth within our business.
Compensation and Benefits
In order to attract and retain current and prospective employees, we have developed a comprehensive total rewards compensation program. The elements of this program are designed to reward individual performance and recognize contributions that align with and drive positive business results. We believe that a compensation system that incentivizes actions that grow stockholder value closely aligns our employees with the interests of our stockholders. To further align their interests with those of investors in our funds, certain of our employees also have the opportunity to make investments in certain of our funds.
We offer a market-based mix of compensation elements, including:
•base salary;
•annual discretionary incentive bonuses consisting of both cash and equity;
•long-term equity incentives;
•a carried interest plan; and
•competitive health, wellness, retirement and work/life benefits.

The particular mix and weighting of elements varies depending on the functional area and level of seniority within our organization. We adjust the individual elements of compensation as needed to effectively compete for talent in the jurisdictions in which we do business and to comply with local law. We believe a blend of variable and longer-term components further attracts and incentivizes talent, provides an overall compensation package that is competitive with the market and encourages retention of top performers. As an employee’s compensation increases, a greater proportion of that employee’s total compensation is paid in the form of long-term equity and other awards relative to short-term cash compensation. We believe this more effectively motivates our senior management team to focus on the long-term growth of our business and corresponding increases in stockholder value.
Our benefits include 12 weeks of fully paid parental bonding leave plus one additional week to be used on demand (regardless of gender identity), lactation and milk shipping services, assisted reproductive technology and adoption support, back-up child, elder and self-care, workplace flexibility, mental health services and a number of financial wellness benefits including educational assistance, a student loan refinancing and repayment program, commuter benefits and our Employee Share Purchase Plan, as amended, through which employees can purchase shares of our Class A common stock at a discounted price.
Corporate Sustainability
We believe that strategically establishing business practices that serve to support our ability to deliver to our clients and investors both today and in the future is imperative. As a financial services company, most of our greenhouse gas emissions stem from purchased energy to run our offices and business travel. We calculate our carbon footprint based on our Scope 1, 2, and 3 emissions, excluding financed emissions, and have committed to carbon neutrality for our operations going back to 2019. We have voluntarily offset our emissions for calendar years 2019 – 2023 and received carbon neutral certifications for calendar years 2021 – 2023. Through this calculation and offsetting exercise, we have sought to understand and align operational decisions with the total costs.
For more information on our investment approach to sustainability and responsible investing, see “—Investment Process and Monitoring.”
For more information on our human capital approach, see “—Employees.”

Corporate Social Responsibility
Hamilton Lane’s approach to CSR prioritizes volunteerism and engagement in the communities in which we operate through the themes of financial inclusion, climate matters, and community development. These opportunities are overseen by our CSR committee with support from the Belong@HamiltonLane Council and Director of Sustainability. As described under “Employees,” each employee receives volunteer time off to participate in CSR events and engagements of their choosing. It is optional, but encouraged, for employees to participate in these events given the multi-faceted benefits that we believe can be derived from community engagement alongside building relationships with colleagues.
We also believe that the employee engagement activities of our ERGs and broader Belong@HamiltonLane initiatives are additive to our CSR volunteerism activities, building further engagement both internally and externally.

Available Information
Our website is located at www.hamiltonlane.com, and the Shareholders page of our website is located at https://shareholders.hamiltonlane.com. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements and other information with the SEC. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on the Shareholders page of our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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
As we expand the scope of our business, we increasingly confront potential and actual conflicts of interest relating to our advisory and investment management businesses. For example, we may recommend that various advisory clients invest in specialized funds managed by us. Additionally, allocating investment opportunities appropriately frequently involves significant and subjective judgments, and the risk that allocation decisions could be challenged as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. As a registered investment adviser, we owe our clients a fiduciary duty and are required to provide disinterested advice. Furthermore, as we form and launch more registered investment companies under the Investment Company Act, the risk of triggering potential issues under Section 17 of the Investment Company Act, which prohibits certain transactions between registered investment companies and their affiliates, increases. Identification of the affiliates affected by Section 17 is complex, and at times, subject to interpretive judgment. The SEC may disagree with our interpretation of these prohibitions, heightening our regulatory risks and the risk that an investor and/or a regulator could claim that a transaction violated these rules.
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
Our success depends on our ability to retain our senior management team and to recruit and retain additional qualified investment, sales and other professionals. However, we may not be successful in our efforts, as the market for investment professionals is extremely competitive. The individuals that comprise our senior management team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss or prolonged absence of any one of our senior management team or other key personnel could adversely affect certain client relationships, reduce our productivity or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, the governing agreements of our specialized funds typically require the suspension of the investment period if, depending on the fund, between two and ten designated members of our senior management team either cease to devote sufficient professional time to or cease to be employed by HLA, often called a “key person event,” or in connection with certain other events. Senior managing directors have left the firm in the past and others may do so in the future. While we cannot predict the impact that the departure of any single senior managing director will have on our ability to achieve our investment objectives, any change to our senior management team could materially and adversely affect our business, financial condition and results of operations.

In order to retain and attract qualified investment professionals, we expect to continue to experience a general rise in compensation and benefits expense commensurate with expected growth in headcount and with the need to maintain competitive compensation levels, which could cause our total employee compensation and benefits expense as a percentage of our total revenue to increase and adversely affect our profitability. We also expect to continue to invest both in maintaining our corporate culture and in recruitment activities that serve to increase our pipeline of qualified candidates. If we are not successful in maintaining our culture, we may not be successful in retaining our personnel, and the costs to recruit, train, and retain qualified professionals may increase and adversely impact our profitability. In addition, we may not be able to find suitable successors promptly or be successful in integrating them.

Lastly, we may be unable to enforce the non-competition agreements we have in place with the majority of our employees, and there is no guarantee that our other arrangements with our employees, such as our non-solicitation agreements, will be enforceable or will prevent our employees from leaving, joining our competitors or otherwise competing with us.
We intend to expand our business and may formulate new business strategies or enter into new geographic markets or strategic partnerships, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenue from asset management and advisory services. However, we have and intend to continue to grow our business by offering additional products and services, by formulating new business strategies, by entering into, or expanding our presence in, new geographic markets and by entering into selected strategic partnerships and corporate investments. These activities have and could continue to increase our operational costs and subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, which may lead to increased litigation and regulatory risk. For example, we have recently undertaken business initiatives to reach an increasing number of retail investors in the United States and around the world, including seeking to tokenize certain of our funds, which exposes us to greater levels of risk, including heightened litigation, regulatory enforcement and reputational risks. The distribution of retail products, including through tokenization and digital securities exchanges, whether directly or through market intermediaries, can be complex and could expose us to allegations of improper conduct and/or actions by regulators within and outside the United States with respect to, among other things, product suitability, investor classification, compliance with securities laws, conflicts of interest and the adequacy of disclosure to customers to whom our products are distributed through those channels. To the extent distribution of our retail or other products is through third-party distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution, which could result in claims that products distributed through such channels are distributed to customers for whom they are unsuitable or that they are distributed in an otherwise inappropriate manner. We are exposed to the risks of reputational damage and legal liability to the extent such third parties we engage, whom we do not control, improperly sell our products to investors. This risk increases as the number of third-party distributors increases.
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
We have and will continue to provide resources to foster the development of new product offerings and business strategies by our investment professionals and launch successor and related products, such that our new strategies seek to achieve a level of scale and profitability. To raise new funds and pursue new strategies, we have and expect to continue to use our balance sheet capital to warehouse seed investments, which may decrease the liquidity available for other parts of our business. In the past, we have supplemented our balance sheet capital for this purpose with proceeds of privately placed debt, and we may choose to issue additional debt in the future to further supplement our capital. If a new strategy or fund does not develop as anticipated or our balance sheet assets cease to provide adequate liquidity, we may be forced to realize losses or become limited in our ability to seed new funds or strategies or support existing ones as currently contemplated. Further, we have from time to time and intend to continue to explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions and have and may continue to use our balance sheet capital or issue shares of Class A common stock to do so. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours. Further, our strategic initiatives include the acquisition of minority interests in third parties, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability for, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, if we choose to issue equity to fund an acquisition, our stockholders may experience dilution.
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
The revenues that we earn are driven in part by the amount of capital committed by our clients for investment, our fundraising efforts and the pace at which we make investments on behalf of our specialized funds and customized separate accounts. Declines in the pace or the size of fundraising efforts or investments reduce our revenues. The private markets investing environment continues to see increased competition, which can make fundraising and the deployment of capital more difficult. In addition, many other factors cause declines in the pace of investment, including a market environment characterized by high prices or uncertainty, the unavailability of suitable opportunities for investors and clients to exit existing investments and redeploy realized capital into new investments, the inability of our investment professionals to identify attractive investment opportunities and decreased availability of financing on attractive terms or decreased availability of investor capital, including potentially as a result of a challenging fundraising environment or heightened requests for redemptions or repurchases in our evergreen funds. Further, we may fail to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy, financial markets or geopolitical conditions, and our ability to deploy capital in certain countries may be adversely impacted by U.S. and foreign government policy changes and regulations. In addition, if we are unable to deploy capital at a pace that is sufficient to offset the pace of realizations, our fee revenues could decrease.
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
We maintain a Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), a 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement”), a 2022 Multi-Draw Term Loan and Security Agreement (the “2022 Multi-Draw Term Loan Agreement”) and a Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the 2020 Multi-Draw Term Loan Agreement and the 2022 Multi-Draw Term Loan Agreement, the “Loan Agreements”) with JPMorgan Chase & Co. (“JPMorgan”), as successor to First Republic Bank. On October 8, 2024, we issued $100,000,000 aggregate principal amount of 5.28% senior notes due October 15, 2029 (the “Senior Notes”), pursuant to a note purchase agreement (the “Note Purchase Agreement”) in a private placement among HLA and the purchasers party thereto.
The Term Loan Agreement matures on July 1, 2029, the 2020 Multi-Draw Term Loan Agreement matures on April 1, 2030, the 2022 Multi-Draw Term Loan Agreement matures on October 1, 2029 and the Revolving Loan Agreement matures on October 7, 2027. For more information on our Loan Agreements and Senior Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes and Loan Agreements”.
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
In addition, the availability of capital from our Loan Agreements and our cash balances are exposed to the credit risks of the financial institutions at which they are held. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems or the fear of market-wide liquidity problems. Our material credit facility consists of our Loan Agreements, which are now held at JPMorgan since its purchase of First Republic after that bank’s failure. While the balances and liquidity of the accounts we maintained at First Republic were not materially adversely affected by that bank’s failure, if any of the financial institutions at which we maintain account balances or upon which we rely for credit were to become unstable or insolvent, our ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to pay operational and other costs, could be threatened or lost, which could have a material adverse effect on our business and financial condition. Our account balances at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”)

insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. In some cases, we have transferred uninsured cash balances to money market mutual funds.
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
We may be unable to remain in compliance with the financial or other covenants contained in our Loan Agreements and the Note Purchase Agreement.
The Loan Agreements and the Note Purchase Agreement contain, and any future debt instruments may contain, financial and other covenants that impose requirements on us and limit our and our subsidiaries’ ability to engage in certain transactions or activities, such as:
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
•    enter into certain agreements with respect to the repayment of indebtedness, the making of loans or advances, or the transfer of assets; and
•    enter into investments or engage in deals or transactions that involve exposure to economic sanctions.

There can be no assurance that we will be able to comply with the financial covenants contained in our Loan Agreements and the Note Purchase Agreement, including requirements that we maintain a consolidated leverage ratio within a specified range, specified amounts of management fees, a specified amount of adjusted EBITDA, and a specified minimum tangible net worth (as defined in those agreements). These restrictions may limit our flexibility in operating our business, and any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default. Our obligations under the Loan Agreements are secured by substantially all of our assets. In the case of an event of default, creditors may exercise rights and remedies, including the rights and remedies of a secured party, under such agreements and applicable law, which could materially and adversely affect our business, financial condition and results of operations. For more information on our Senior Notes and Loan Agreements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Senior Notes and Loan Agreements”.
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
Similarly, private markets funds’ portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, financial institution risks discussed above, downturns in the economy or deterioration in the condition of such business or its industry. If the portfolio companies in our funds default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our specialized funds, customized separate accounts and advisory accounts.
Defaults by clients and third-party investors in certain of our specialized funds and customized separate accounts could adversely affect that fund’s operations and performance.
Our business is exposed to the risk that clients that owe us money for our services may not pay us, and investors may default on their obligations to fund their commitments. We believe that these risks increase during periods of economic uncertainty, such as in the case of difficult or volatile market and geopolitical conditions, and if the financial institutions holding cash to be used for funding commitments are in financial distress. If investors in our specialized funds and certain customized separate accounts default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in most of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds and customized separate accounts utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund or account, the fund’s or account’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated. Any material reduction in the amount of carried interest generated may adversely affect our revenues. We have not had clients or investors fail to honor capital calls to any meaningful extent.
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
Our revenue from our investment management business is derived from fees earned for our management of our specialized funds, customized separate accounts and advisory accounts, incentive fees, including carried interest and performance fees, with respect to certain of our specialized funds and customized separate accounts, and monitoring and reporting fees. In the event that our specialized funds, customized separate accounts or individual investments perform poorly, our revenues and earnings derived from incentive fees will decline, and it will be more difficult for us to raise capital for new specialized funds or gain new or retain current customized separate account clients in the future. Furthermore, underlying investments within our specialized funds and customized separate accounts reflect valuations reported elsewhere in this Form 10-K that are determined as of December 31, 2024. Decreases in public markets and credit indices as well as decreases in current or future estimated performance of underlying portfolio companies in quarters ending after that date may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. The risk of clawback can occur as a result of diminished investment performance. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
The timing at which we receive distributions of carried interest, an element of our revenues, can be sporadic and unpredictable, which may make it difficult for us to achieve steady earnings growth on a quarterly basis and may cause the price of our Class A common stock to decline.
Our cash flow may fluctuate significantly due to the fact that we typically receive carried interest distributions only when investments are realized and achieve a certain preferred return based on performance. It takes a substantial period of time to identify attractive investment opportunities, raise all funds needed to make an investment and then realize the cash value (or other proceeds) of an investment. Even if an investment proves to be profitable, it may be a number of years before any profits can be realized in cash (or other proceeds). In addition, carried interest distributions have in the past and may in the future decrease in difficult, volatile or uncertain economic environments as the ability of general partners to exit and realize value from existing investments may be even more limited than in more stable economic environments. We cannot predict when, or if, any realization of investments will occur, and thus, we cannot predict the timing or amounts of carried interest distributions to us. If we were to receive a distribution of carried interest in a particular quarter, it may have a significant impact on our results for that particular quarter, which may not be replicated in subsequent quarters. As a result, achieving steady growth in net income and cash flow on a quarterly basis may be difficult, which could in turn lead to large adverse movements or general increased volatility in the price of our Class A common stock.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs could result in losses for the applicable fund and the loss of potential incentive fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund NAVs, whether due to error or otherwise, could cause investors to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients. Further, it is possible that a material fact related to the target of the valuation might be inadvertently omitted from our analysis, resulting in an inaccurate valuation.
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
The investments made by our specialized funds and customized separate accounts and recommended by our advisory services may include high-risk, illiquid assets. We generally have made and expect to continue to make principal investments alongside our investors, as the general partner, in our existing private markets funds and certain customized separate accounts and in any new private markets funds we may establish in the future. The private markets funds in which we invest capital generally invest in securities that are not publicly traded. Even if such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such securities for a period of time. Such funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, the private markets funds in which we invest our clients’ capital may not be able to sell securities when they desire and therefore may not be able to realize the full value of such securities. This risk is magnified during times of volatile market conditions and economic and geopolitical uncertainty. The ability of private markets funds to dispose of investments is dependent in part on the public equity and debt markets, to the extent that the ability to dispose of an investment may depend upon the ability to complete an IPO of the portfolio company in which such investment is held or the ability of a prospective buyer of the portfolio company to raise debt financing to fund its purchase. In the current market environment, we have experienced a decrease in attractive opportunities to dispose of investments compared to a year ago. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Contributing capital to these funds is risky, and we may lose some or the entire amount of our specialized funds’ and our clients’ investments.
The portfolio companies in which private markets funds have invested or may invest will sometimes involve a high degree of business and financial risk. These companies may be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in operating results, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may be subject to extensive regulatory oversight, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may have a high level of leverage, or may otherwise have a weak financial condition. See “—Dependence on leverage by certain funds, customized separate accounts and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized funds and customized separate accounts to achieve attractive rates of return on those investments, and cash balances maintained for investments are exposed to the credit risks of the financial institutions at which they are held.” In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including tariffs and trade barriers, changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political and regulatory developments.
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
We cannot give assurance as to the degree of diversification that will be achieved in any of our specialized funds or customized separate accounts. Difficult market conditions or slowdowns affecting a particular asset class, industry, geographic region or other category of investment could have a significant adverse impact on a given specialized fund or customized separate account if its investments are concentrated in that area, which could result in lower investment returns. Accordingly, a lack of diversification on the part of a specialized fund or customized separate account could adversely affect its investment performance and affect our ability to raise new funds. All of these factors could, as a result, affect our business, financial condition and results of operations.
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
The substantial growth of our business in recent years may be difficult to sustain, and it may place significant demands on our resources and employees and will increase our expenses.
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
In addition, we are required to develop our infrastructure continuously in response to the increasingly complex investment management industry and increasing sophistication of investors. Legal and regulatory developments also contribute to the level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and will require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis may also pose challenges. In addition, our efforts to retain and attract qualified investment professionals are expected to result in significant additional expenses. There can be no assurance that we will be able to manage our growing business effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses.
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
Finally, some matters covered by our due diligence process, such as ESG, are subject to evolving market and regulatory standards, which we may not accurately or fully anticipate. Our ESG framework does not represent a universally recognized standard, because we continue to observe strategy, asset class, geographic, and regulatory differences in approaches implemented across private markets. Additionally, determining the relative financial materiality of ESG factors within a due diligence process can be subjective. The materiality of ESG risks and impacts on an individual potential investment or portfolio depend on many factors, including the relevant industry, country, asset class and investment strategy and can be amplified or mitigated to varying degrees based on other factors within the investment diligence. There is no guarantee that the criteria utilized, or judgment exercised by us or a third-party ESG specialist we may engage will always reflect the beliefs, values, internal policies or preferred practices of any particular client or stakeholder. Further, the nature and scope of our due diligence with respect to ESG will vary based on the investment, which may present challenges in complying with a globally recognized standard, if one emerges in the future.

Restrictions on our ability to collect and analyze data regarding our clients’ investments could adversely affect our business.
Our database of private markets investments includes funds and direct investments that we monitor and report on for our specialized funds, customized separate accounts and advisory accounts. We rely on our database to provide regular reports to our clients, to research developments and trends in private markets and to support our investment processes. We depend on the continuation of our relationships with the general partners and sponsors of the underlying funds and investments in order to maintain current data on these investments and private markets activity. We also rely on the strength of our relationships to encourage voluntary data sharing and engagement on evolving topics, such as ESG. The termination of such relationships or the imposition of restrictions on our ability to use the data we obtain for our reporting and monitoring services could adversely affect our business, financial condition and results of operations. We are also highly dependent upon the technology platforms within which our data is stored and analyzed, and any disruption in the services provided by such platforms, whether temporary or permanent, could have a material adverse effect on our ability to effectively continue to operate our business without interruption. See “—Operational risks may disrupt our business, damage our reputation, result in financial losses or limit our growth.”
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
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems, hardware, software, technology infrastructure, online sites and networks, and those of our third-party service providers and their vendors. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and other third parties, in our cloud applications and on our networks, as well as our third-party service providers’ systems. The secure processing, maintenance and transmission of this information are critical to our operations. We, our service providers and their vendors face various security threats on a regular basis, including ongoing cybersecurity threats and attacks that are intended to gain unauthorized access to our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems. Cyber-attack techniques are continually evolving, may not immediately be recognized and can originate from a wide variety of sources. For example, threat actors could impersonate Hamilton Lane or its employees through the use of artificial intelligence technologies. Such technologies make such impersonation more likely to occur or appear more credible. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face. Any interruption or deterioration in performance, cybersecurity breaches or failures of information systems and technology could impair the quality of our or our funds’ operations, result in significant costs to us, liability to our clients, affect our reputation and adversely affect our business, financial condition and results of operations.
We are dependent on the effectiveness of our and our service providers’ information security policies, procedures and capabilities designed to protect our and their computer, network and telecommunications systems and the data such systems contain or transmit. Measures taken to ensure the integrity of our or our third-party service providers’ systems may not provide adequate protection. A cyberattack could persist undetected over an extended period of time and may not be mitigated in a timely manner to prevent or minimize the impact on us. Attacks on our or our service providers’ information technology infrastructure could enable the attackers to gain unauthorized access to and steal our sensitive or proprietary information, destroy data or disable, degrade or sabotage our systems or divert or otherwise steal funds, and attackers have in the past gained unauthorized access to sensitive information about us, our clients and investors by attacking our systems and the systems of certain of our service providers. Such prior events, to date, have not had a material impact on our operations, results of operations or financial condition. Attacks range from those common to businesses generally to those that are more advanced and persistent, which may target us because members of our senior management team may have public profiles or because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about our clients and potential investments.
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
Cybersecurity, privacy and data protection are a top priority for regulators around the world. Many jurisdictions in which we operate have laws and regulations relating to privacy, data protection and cybersecurity, such as the General Data Protection Regulation (“GDPR”) in the EU and U.K., the Personal Information Protection Law (“PIPL”) in China and the California Privacy Rights Act (“CPRA”). Other jurisdictions have also enacted laws requiring companies to notify individuals and governmental agencies of data security breaches involving certain types of personal data. These rules could increase our compliance costs and potential regulatory liability. If we fail to comply with relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures and us more generally. See “—Rapidly developing and changing data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.”
Finally, our technology platforms, data and intellectual property are also subject to a heightened risk of theft or compromise to the extent we engage in operations outside the United States, in particular in those jurisdictions that do not have comparable levels of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and customer information and records. In addition, we may be required to compromise protections or forego rights to technology, data and intellectual property in order to operate in or access markets in a foreign jurisdiction. We have seen limited instances of fraudulent actors in foreign jurisdictions seeking to mimic or impersonate us through software applications or the like; these actions, to date, have not had a material impact on our financial condition or results of operations. Any such direct or indirect compromise of these assets could have a material adverse impact on us.
Rapidly developing and changing data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is wide ranging and relates to our clients, employees, counterparties and other third parties. Any actual or perceived inability by us to adequately address privacy concerns, or comply with applicable privacy laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruptions to our business and operations, and a loss of client confidence and other reputational damage.
As new privacy and data protection laws and regulations are implemented, the time and resources needed for us to seek compliance with such laws and regulations continues to increase. Our compliance obligations include those relating to U.S. state laws and regulations, including, without limitation the CPRA, which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CPRA violations, as well as a requirement of “reasonable” cybersecurity. Further, the SEC has adopted amendments to Regulation S-P that require notification to clients and customers in the event of privacy breaches and impose deadlines to implement policies for oversight of service providers.
We are also required to comply with foreign data collection and privacy laws, including the GDPR in the EU and U.K., the PIPL in China, and laws in various other jurisdictions in which we have offices or conduct business, including Switzerland, Japan, Hong Kong, Singapore, Australia, Canada, the United Arab Emirates, Chile and Mexico. Financial regulators and data protection authorities throughout the EU and U.K. have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. Penalties for non-compliance can be material. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy and private actors are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements set forth in our contractual arrangements with counterparties. These legal, regulatory and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the United States and globally.
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
Artificial intelligence, including machine learning technology and generative artificial intelligence (“AI”), is rapidly evolving. While the full extent of current or future risks related thereto is not possible to predict, AI could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.
We use and plan to expand our use of AI tools and technologies in the operation of our business. These uses come with potential risks, including, but not limited to, generation of inaccurate results, misappropriation of our confidential information, potential cybersecurity vulnerabilities and regulatory burdens. Data in models that AI technologies use are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms and the generation of incomplete, inaccurate or biased results. This could adversely impact our operations to the extent we rely on such technologies. Further if the data we, or the third parties whose services we rely on, use in connection with the application of AI technologies is incomplete, inaccurate or biased in some way, our products, services, and businesses could suffer. There is also a risk that AI tools or applications may be misused or misappropriated by our employees and/or third parties engaged by us. For example, an employee may input confidential information, including material non-public information, trade secrets, or personal identifiable information, into AI technologies, resulting in such information becoming part of a dataset that is accessible by third-party AI applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions.
We may also be exposed to competitive risks related to the adoption of AI or other new technologies by others within our industry. If our competitors are more successful than us in the use of AI or development of services or products based on AI, or we do so at a slower pace than others, we may be at a competitive disadvantage. In addition, our investments in technology systems and AI may not deliver the benefits we expect, which could be costly for our business. Further, we have and may continue to communicate externally regarding artificial technology-related initiatives, including our development and use of AI technologies, which subjects us to the risk of being accused of making inaccurate or misleading statements regarding our ability to avail ourselves of the potential benefits of AI.
Finally, regulations related to AI may also impose on us certain obligations and costs related to monitoring and compliance, and we could be subject to regulatory actions if we are deemed not to have complied.

Our failure or inability to obtain, maintain, protect and enforce our trademarks, service marks, trade names and other intellectual property rights could adversely affect our business, including the value of our brands.
We own or have a license to the trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our trade names, logos and website names and URL addresses are owned by us or have been licensed to us. We also own or have a license to the rights to copyrights that protect the content of our solutions. Despite our efforts to obtain, maintain, protect and enforce our trademarks, service marks, trade names and other intellectual property rights in the United States and other jurisdictions, there can be no assurance that these protections will be available in all cases, and our trademarks, service marks, trade names or other intellectual property rights could be challenged, invalidated, declared generic, circumvented, infringed or otherwise violated. We may be unable to successfully resolve conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to trademarks similar to ours. During trademark registration proceedings, we may receive and have in some cases received rejections of our applications. Additionally, opposition, invalidation or cancellation proceedings have been and may in the future be filed against our trademark applications or registrations, and our trademarks may not survive such proceedings. In the event that our trademarks, service marks or trade names are successfully challenged, we could be forced to rebrand our products, services or business, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Over the long term, if we are unable to establish name recognition based on our trademarks, service marks and trade names, then we may not be able to compete effectively. Any claims or customer confusion related to our trademarks, service marks or trade names could damage our reputation and brand and substantially harm our business, liquidity, financial condition and results of operations.
We may be required to protect our trademarks, service marks and other intellectual property rights in an increasing number of jurisdictions. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Moreover, any changes in, or unexpected interpretations of, intellectual property laws in any jurisdiction may compromise our ability to obtain, maintain, protect and enforce our intellectual property rights. Policing and enforcing our intellectual property rights is difficult, costly and may not always be effective.
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
•    tariffs, terrorism, political hostilities, war, public health crises and other civil disturbances or other catastrophic events, which may reduce business activity, threaten the safety of our international offices, employees and clients, and affect our plans to expand in particular regions;
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

A significant amount of the investments of our specialized funds, customized separate accounts and advisory accounts include private markets funds that are located outside the United States or that invest in portfolio companies located outside the United States. Such non-U.S. investments involve certain factors not typically associated with U.S. investments, including risks related to (i) currency exchange matters, such as exchange rate fluctuations between the U.S. dollar and the foreign currency in which the investments are denominated or commitments to the specialized funds or portfolio funds are denominated, and costs associated with conversion of investment proceeds and income from one currency to another, (ii) differences between the U.S. and foreign capital markets, including the absence of uniform accounting, auditing, financial reporting and legal standards, practices and disclosure requirements and less government supervision and regulation, (iii) certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, tariffs and trade barriers, the risks of war, political, economic or social instability, and (iv) the possible imposition of foreign taxes with respect to such investments or confiscatory taxation. These risks could adversely affect the performance of our specialized funds, customized separate accounts and advisory accounts that are invested in securities of non-U.S. companies, which would adversely affect our business, financial condition and results of operations.
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
We may face increased costs, damage to our professional reputation or face regulatory scrutiny over our commitments and disclosures regarding ESG- and climate- related matters.
We may communicate certain initiatives, commitments and goals regarding environmental, diversity and other ESG-related matters in our SEC filings or in other public disclosures by us or our specialized funds, which could subject us to scrutiny.
For example, we have committed to offset our operational emissions going back to 2019 and to reach net zero emissions across our discretionary assets under management on or before 2050. These goals could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we may not be able to accomplish them within the timelines we announce or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives, commitments or goals based on cost, timing or other considerations. We may come under scrutiny for the scope or nature of our goals, and progress towards or revisions to our goals, which could lead to regulatory scrutiny or penalties, damage to our reputation, and a reduction of stakeholder trust, any of which could ultimately adversely affect our profitability. Our reputation may be harmed if certain stakeholders, such as our clients or stockholders, believe that we are not adequately or appropriately responding to climate change, or conversely, are focusing on climate change in a way that is inconsistent with fiduciary or investor obligations, including through the way in which we operate our business, the composition of our specialized funds’ and customized separate accounts’ existing portfolios, the new investments made by them, or the decisions we make to continue or change our activities in response to climate change considerations.
We could be scrutinized for the accuracy, adequacy or completeness of the disclosure related to our or our specialized funds’ or customized separate accounts’ ESG- and climate-related policies, practices, initiatives, commitments and goals, and associated progress. Disclosure may be based on frameworks and standards for measuring progress that are not yet standardized and are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Further, as part of our ESG practices, we rely from time to time on third-party data, services and methodologies and such services, data and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ ESG-related data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG- or sustainability- related goals, we may be subject to enforcement action and our reputation could be adversely affected, particularly if we were to be accused of “greenwashing” in connection with such matters.
A pandemic or global health crisis may adversely impact our performance and results of operations.
The occurrence of a pandemic or global health crisis like the COVID-19 pandemic could adversely impact our business, financial condition, results of operations, liquidity and prospects materially and exacerbate many of the other risks discussed in this Form 10-K.
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
Operational risks of another pandemic include employee illness reducing productivity, potential litigation from employees over safety measures, rapidly changing local laws leading to compliance challenges, remote work impacting morale, efficiency, effectiveness, and security vulnerabilities. Third-party service providers may also face pandemic-related operational difficulties or increased cyber threats.

Risks Related to Our Industry
The investment management business is intensely competitive.
The investment management business is intensely competitive. Competition is based on a variety of factors, including investment performance, the quality of service provided to clients, investor availability of capital and willingness to invest, investment terms and conditions (including fees and liquidity terms), brand recognition and business reputation. Our investment management business competes with a variety of traditional and alternative asset managers, commercial banks, investment banks and other financial institutions. We expect that competition will continue to increase. A number of factors serve to increase our competitive risks:
•    some of our competitors have more relevant experience, greater financial and other resources and more personnel than we do;
•    if, as we expect, allocation of assets to alternative investment strategies increases, there will be increased competition for alternative investments and access to fund general partners and managers;
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
•    some of our competitors may be more successful than us in the development and implementation of new technology, including AI technology, to service clients and address investor demand for product and strategy innovation;
•    some of our competitors may have instituted, or may institute, low cost, high speed financial applications and services based on AI, and new competitors may enter the investment management space using new investment platforms based on artificial intelligence;
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
Our business and the performance of investments made by our specialized funds, customized separate accounts and advisory accounts can be materially affected by difficult or volatile market, economic and geopolitical conditions and events in the United States or throughout the world that are outside our control, including interest rates, inflation, economic recession, the availability of credit, changes in laws, tariffs and trade barriers, public health crises, natural disasters, civil unrest, trade conflicts, war or threat of war, terrorism or political uncertainty. These factors may affect the level and volatility of securities prices and the liquidity and value of investments, and we may not be able to or may choose not to manage our exposure to them.
In April 2025, the United States announced the imposition of significant tariffs on countries throughout the world, and many countries threatened and/or retaliated by levying significantly increased tariffs against the United States. These events created widespread and ongoing market volatility and global economic uncertainty. The United States has since paused and/or reduced many of its recently imposed tariffs, and certain U.S. trading partners have acted reciprocally. Future developments are uncertain and impossible to predict. In addition, inflation remains high and geopolitical conflicts outside of our control, including the ongoing war between Russia and Ukraine and ongoing conflicts in the Middle East, have contributed and may continue to contribute to volatility in the global financial markets. The continued implementation of, or reinstatement of, increased tariffs by and against the United States, together with global market volatility and global economic uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various negative impacts on our business and results of operations, including with respect to decreased valuations of investments by our specialized funds and customized separate accounts, deployments, realizations, and fundraising activities. Further, if such market volatility and uncertainty were to result in a global economic recession, our performance and the performance of our specialized funds and customized separate accounts could be adversely impacted in various ways, as discussed further below.
In addition, our fundraising efforts in non-U.S. jurisdictions may be adversely impacted by negative reactions abroad to the U.S. administration’s actions on trade and other policies. For example, there is a risk that other countries, including the EU, could impose tariffs on services from the United States or put other trade barriers in place that would make it less desirable for clients in impacted jurisdictions to do business with us by effectively increasing the price of our services in such areas. We could lose existing clients and/or be unable to attract new ones in impacted jurisdictions. Further, although we are a global company, we are headquartered in the United States. An increase in anti-American sentiment globally could have a negative impact on our fundraising with clients and investors outside of the United States. A decline in the pace or size of our fundraising could in turn reduce our revenues. See “—A decline in the pace or size of fundraising or investments made by us on behalf of our specialized funds or customized separate accounts may adversely affect our revenues.”
Market deterioration has caused, and may in the future cause, us, the specialized funds and customized separate accounts we manage and the funds in which they invest to experience tightening of liquidity, reduced earnings and cash flow and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. We have also been required by applicable accounting rules to write down the valuations of investments. These market conditions have also impacted our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. In times of economic volatility and/or downturn, there are fewer IPOs and sales of the portfolio companies in our funds. To the extent periods of volatility are coupled with a lack of realizations from clients’ existing private markets portfolios, such clients may be left with disproportionately outsized remaining commitments, which significantly limits their ability to make new commitments. In addition, during periods of adverse market, economic or geopolitical conditions our specialized funds may have difficulty accessing financial markets, which could make it more difficult or impossible for them to obtain funding for additional investments. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues. Furthermore, such conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments.
Our business could generate lower revenue in a general economic downturn or recession or a tightening of global credit markets. A general economic downturn, recession or tightening of global credit markets may cause us to write down the valuations of investments and result in reduced opportunities to find suitable investments and make it more difficult for us, or the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios and a decrease in incentive fee revenue. Any reduction in the market value of the assets we manage will not likely be reported until one or more quarters after the end of the applicable performance period due to an inherent lag in the valuation process of private markets investments. This can result in a mismatch between stated valuation and current market conditions and can lead to delayed revelations of changes in performance and, therefore, delayed effects on our clients’ portfolios. If our clients reduce their commitments to make investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, our revenue or net income could decline as a result of lower fees being paid to us. Further, if, due to the lag in reporting, their decision to do so is made after the initial effects of a market downturn are felt by the rest of the economy, the adverse effect we experience as a result of that decision could likewise adversely affect our results of operations on a delayed basis.
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
Our business activities are subject to extensive and evolving laws, rules and regulations with which we seek to comply, and we are subject to periodic, routine examinations by governmental agencies, including the SEC, and self-regulatory organizations in the jurisdictions in which we operate. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our results of operations, financial condition, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. Currently proposed new rules and amendments to existing rules could significantly impact us and our operations, including by increasing compliance burdens and associated regulatory costs and complexity. In addition, new or changed rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions and increased regulatory enforcement activity in the financial services industry. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate, but they could make it more difficult for us to operate our business.
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
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. The current U.S. administration has stated it intends to reform the Internal Revenue Code and other federal tax laws. Such changes could adversely affect the amount and/or timing of tax we may be required to pay and may increase our tax-related regulatory and compliance costs. The timing and details of any such tax reform and the impact on us are uncertain. See “—Risks Related to our Organizational Structure—In certain circumstances, HLA is required to make distributions to us and the direct and indirect owners of HLA, and the distributions that HLA will be required to make may be substantial.” Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
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
Our advisory and investment management businesses are subject to regulation in the United States, including by the SEC, the Commodity Futures Trading Commission, the Internal Revenue Service (the “IRS”), FINRA and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Internal Revenue Code, the Commodity Exchange Act, the Investment Company Act

and the Exchange Act. Any change in such regulation or oversight may have a material adverse impact on our operating results.
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
In recent years, the SEC has increased its regulation of the asset management and private equity industries, focusing on the private equity industry’s fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses, general conflicts of interest disclosures, valuation practices and other fiduciary obligations. The lack of readily ascertainable market prices for many of the investments made by our specialized funds or customized separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. In addition, the SEC has recently focused scrutiny on investment advisers and other financial firms for insufficient monitoring of off-channel communications. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
To the extent that HLA is a “fiduciary” under ERISA, with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Internal Revenue Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business.
In addition, HLA is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, HLA has fiduciary duties to its clients. Similarly, our subsidiary, Hamilton Lane Securities LLC, is registered as a broker-dealer with the SEC and FINRA, and it is subject to their rules and regulations. We regularly are subject to requests for information, inquiries and routine informal or formal examinations by the SEC and other regulatory authorities with which we cooperate. Such examinations can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or termination of our investment adviser or broker-dealer registrations or the commencement of a civil or criminal lawsuit against us or our personnel. SEC actions and initiatives can have an adverse effect on our financial results. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients. The requirements imposed by our regulators under the Investment Advisers Act are designed primarily to ensure the integrity of the financial markets and to protect our clients and are not designed to protect our stockholders.
In addition, a number of jurisdictions, including the United States, have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions and divestitures, if such transaction threatens to impair national security. In the United States, the Committee on Foreign Investment in the United States has the authority to review and potentially block, unwind or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. Further, in August 2023, the prior United States presidential administration issued an executive order prohibiting certain investments by U.S. persons in advanced technology sectors in China and jurisdictions designated as “countries of concern.” In February 2025, the new United States administration issued a memorandum describing enhanced restrictions on outbound investments into China, as well as on Chinese investments in the United States. These actions could negatively impact our ability to raise capital from and deploy capital in such jurisdictions, including if the administration seeks to expand such limitations. Even state regulatory agencies may impose restrictions on investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us, our specialized funds, customized separate accounts or the portfolio companies in which they invest to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
Lastly, governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could adversely impact our investments, deployments, realizations, fundraising, and revenues. See — “Difficult or volatile market, economic and geopolitical conditions can adversely affect our business and the investments made by our specialized funds, customized separate accounts and advisory accounts in many ways, each of which could materially reduce our revenue, earnings and cash flow.”
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
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the U.K. Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws may also contain conflicting provisions, making compliance with all laws more difficult. Further, because different interpretations of current sanctions laws may exist, we could become involved in disputes with respect to actions taken in compliance with our understanding of such laws. If we fail to comply with these laws and regulations, we could be exposed to claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects, financial condition, results of operations or the market value of our Class A common stock.
Regulation of investment advisors outside the United States could adversely affect our ability to operate our business.
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the U.K., the EU, the EEA, certain of the individual member states of each of the EU and EEA, Australia, Canada, Chile, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, Switzerland and the United Arab Emirates, we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, marketing activities, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU and U.K., we are subject to the AIFMD, which regulates, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Certain requirements of the AIFMD and the interpretation thereof remain uncertain and may be subject to change. Changes to AIFMD have been adopted, most of which will come into effect in 2026. These changes could increase the compliance burdens on certain of our funds. Individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. Because some EEA countries have not yet incorporated the AIFMD into their agreement with the EU, we may undertake marketing activities and provide services in those EEA countries only in compliance with applicable local laws. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
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
We are subject to increasing scrutiny and shifting demands with respect to ESG matters from our investors, regulators and other stakeholders.
We, our specialized funds and customized separate accounts and portfolio companies in which our specialized funds and customized separate accounts invest are subject to increasing scrutiny and shifting demands from clients, investors, regulators, elected officials, stockholders and other stakeholders with respect to ESG matters, including with respect to the role of ESG in the investment process. These shifting perspectives could impact us in the following ways:

•Return potential for certain investors may be hampered by their preferences related to ESG integration in the investment process. Certain investors have demonstrated an increased focus on ESG in their investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. These investor actions have the potential to reduce the returns that we can achieve on their behalf.

•As investor and client perspectives evolve, we may not be able to adequately anticipate or successfully meet the changing needs of our clients and investors, which could lead to adverse impacts on our fundraising capabilities.

•Our reputation may be harmed if certain stakeholders, such as our clients or stockholders, believe that we or they are not adequately or appropriately responding to climate change, or conversely, are focusing on climate change in a way that is inconsistent with fiduciary or investor obligations, including through the way in which we operate our business, the composition of our specialized funds’ and customized separate accounts’ existing portfolios, the new investments made by them, or the decisions we make to continue to conduct or change our activities in response to climate change considerations.

•Certain clients and investors have also begun to request or require data and/or use third-party benchmarks and ESG ratings to allow them to monitor the ESG impact of their investments. Clients may also require the achievement of certain science-based targets related to climate action in their investments. We may be unable to generate the necessary data or results.

•Adopting specific ESG investment restrictions may impair our ability to access capital from certain clients and investors. Government authorities of certain U.S. states have requested information from and publicly scrutinized certain asset managers with respect to whether such managers have adopted ESG policies that would restrict investing in certain industries or sectors, such as traditional energy. These authorities have indicated that such asset managers may lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers boycott or take similar actions with respect to certain industries.

•The needs of various investors, clients, and stakeholders may also conflict, and we may be subject to increasing operational complexity and costs to meet their divergent needs or otherwise be required to make strategic choices around our priorities. There is no guarantee we will be successful in our choices.

•Regulatory penalties and legal actions related to insufficient adaptation to or compliance with sustainability and ESG-related laws and regulations, including laws and regulatory actions targeting companies with ESG or diversity, equity and inclusion programs, and/or related to the clarity of our disclosures, may lead to reputational damage or financial penalties, which could adversely affect our profitability. Rapidly evolving regulations and laws with respect to ESG matters, including with respect to diversity, equity and inclusion practices, increase these risks.

Climate change and associated regulations, and transitional and physical risks, could adversely affect our business and the operations of portfolio companies in which our specialized funds and customized separate accounts invest.
We, our specialized funds and customized separate accounts and portfolio companies in which our specialized funds and customized separate accounts invest, face risks associated with climate change, including risks related to the impact of climate- and sustainability-related legislation and regulation (both domestically and internationally), risks related to technology- and climate change-related business trends (such as the process of transitioning to a lower-carbon economy) and risks stemming from the physical impacts of climate change. These risks could impact us in many ways including by increasing our compliance costs, increasing our risk of regulatory actions, and potentially adversely impacting the returns that we are able to generate on behalf of clients and investors.

Climate change and sustainability-related regulations will result in enhanced disclosure obligations, which could negatively affect us, our specialized funds and customized separate accounts and portfolio companies in which they invest and materially increase the regulatory burden and cost of compliance. Additionally, climate-related rules and disclosure regulations continue to evolve, leading to uncertainty over costs, complexity and needs. We cannot guarantee that our current approach will meet future regulatory requirements, reporting frameworks or best practices. Moreover, collecting, measuring and reporting the information and metrics required under the various existing regulations has imposed administrative burden and increased cost on us, and such burden and cost are likely to increase as new regulations are enacted, particularly if the requirements imposed on us by various regulations lack harmonization on a global basis. We may also communicate certain climate-related initiatives, commitments and goals in our SEC filings, on our website, or in other disclosures, which subjects us to additional risks, including the risk of being accused of “greenwashing”. Such perception or accusation could damage our reputation, result in litigation or regulatory actions, and adversely impact our ability to raise capital and attract new investors. Certain portfolio companies in which our specialized funds and customized separate accounts invest are also subject to similar regulatory scrutiny, and many face increased costs and potential regulatory risks as it relates to their own approaches, reporting frameworks and climate disclosures. For these companies, not addressing these costs and risks adequately and successfully could adversely impact their competitive position and profitability, leading to greater challenges in achieving our expected returns.

Certain portfolio companies in which our specialized funds and customized separate accounts invest operate in sectors that could face transition risk. For certain of these portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. Failure to address these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our specialized funds and customized separate accounts. Further, significant chronic or acute physical effects of climate change, including extreme weather events such as hurricanes, floods, or wildfires, can have an adverse impact on certain portfolio companies and investments, especially those that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel.

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
The approximately 12.7 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders will be eligible for resale from time to time, subject to certain exchange timing and volume and Securities Act restrictions.
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
Since our IPO, our board of directors has declared regular quarterly dividends on our Class A common stock. Although we expect to continue to pay cash dividends to our stockholders, our board of directors may, in its discretion, increase or decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we are dependent upon the ability of HLA to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the tax receivable agreement) and pay dividends to our stockholders. We expect to cause HLA to make distributions to its members, including us. However, the ability of HLA to make such distributions will be subject to its operating results, cash requirements and financial condition, restrictive covenants in the Loan Agreements and the Note Purchase Agreement and applicable Pennsylvania law (which may limit the amount of funds available for distribution to its members). Our ability to declare and pay dividends to our stockholders is likewise subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.

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
We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from our business is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that either Hamilton Lane Incorporated or HLA is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. HLA does not have significant assets other than its equity interests in certain wholly owned subsidiaries, which in turn have no significant assets other than general partner interests in the specialized funds we sponsor. These wholly owned subsidiaries are the sole general partners of the funds and are vested with all management and control over the funds. We do not believe the equity interests of HLA in its wholly owned subsidiaries or the general partner interests of these wholly owned subsidiaries in the funds are investment securities. Hamilton Lane Incorporated’s unconsolidated assets consist primarily of cash, a deferred tax asset and Class A units of HLA, which represent the managing member interest in HLA. Hamilton Lane Incorporated is the sole managing member of HLA and holds an approximately 76.6% economic interest in HLA. As managing member, Hamilton Lane Incorporated exercises complete control over HLA. As such, we do not believe Hamilton Lane Incorporated’s managing member interest in HLA is an investment security. Therefore, we believe that less than 40% of Hamilton Lane Incorporated’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe Hamilton Lane Incorporated is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
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
We also maintain a comprehensive Security Response Policy designed to inform proper escalation of non-routine cybersecurity events and to coordinate our actions across departments. The policy sets forth, among other things, the following actions in the event of a suspected security breach: incident verification by our cybersecurity team; notification of our cybersecurity committee, which oversees incident response; assessment of potential impact and materiality; notification of our incident disclosure response team; coordination regarding internal and external communications, including preparation of disclosures on Form 8-K, as necessary; and determination of mitigation and remediation actions with the goal of restoring business continuity. Our Chief Technology Officer (“CTO”) serves as security coordinator and leads our cybersecurity and information technology team. As of March 31, 2025, no known cybersecurity threats have materially affected, or are reasonably likely to materially affect our Company, including our business strategy, cash flows, financial condition or results of operations.

We engage diligenced third parties as part of our cybersecurity program. On a periodic basis, we engage third-party auditors to assess our cybersecurity controls and procedures. We also engage reputable third-party security firms to conduct annual penetration tests of our physical and digital security. We then work to remediate critical vulnerabilities identified through these assessments.
Our cybersecurity processes are integrated into our Company’s overall risk management processes. Our CTO is a member of our cybersecurity and ERM committees and cybersecurity issues are raised to these committees. In addition, our CTO reports to the audit committee of our board of directors bi-annually, regarding our cybersecurity program and material risks, and once annually to our full board of directors, regarding overall cybersecurity strategy.
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
On the management side, our ERM committee oversees the firm’s risk management process, which includes oversight of cybersecurity. In addition, we have a cybersecurity committee that directly oversees the firm’s cybersecurity program and is responsible for cybersecurity strategy, risk assessment and management, and incident response management. Our CTO is a member of the cybersecurity committee, along with other of the most senior professionals at the firm, including our chief operating officer (who is also our chief risk officer) and chief compliance officer. Our CTO also updates our ERM committee on cybersecurity matters on a quarterly and as-needed basis.
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
To support management’s role in assessing and managing cybersecurity threats, our cybersecurity team conducts periodic security review meetings designed to identify vulnerabilities and review remediation efforts. In addition, we maintain a comprehensive Security Response Policy, which sets forth various actions to be taken in the event of a suspected security breach, including incident verification by our cybersecurity team, notification of our cybersecurity committee, and mitigation and remediation actions. We also have a range of controls designed to identify, assess, mitigate, manage, and thereby seek to minimize the cybersecurity risks associated with the engagement of third-party service providers.

Item 2. Properties
We lease our corporate headquarters and principal offices, which are located at 110 Washington Street, Suite 1300, Conshohocken, Pennsylvania 19428. We also lease additional office space in Denver, Dubai, Frankfurt, Herzliya, Israel (a suburb of Tel Aviv), Hong Kong, London, Mexico City, Miami, Milan, New York, Philadelphia, Portland (Oregon), San Francisco, Scranton, Seoul, Shanghai, Singapore, Stockholm, Sydney, Tokyo, Toronto and Zürich. We do not own any real property. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
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

Holders of Record

As of May 27, 2025, there were five stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of May 27, 2025, there were 25 stockholders of record of our Class B common stock.

Dividend Policy

We declared a quarterly dividend of $0.49 per share of Class A common stock to record holders in each quarter of fiscal 2025. On May 29, 2025, we declared a quarterly dividend of $0.54 per share of Class A common stock to record holders at the close of business on June 20, 2025. The payment date will be July 7, 2025. We do not pay dividends on our Class B common stock.
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
Stock Performance Graph

The following graph and table depict the total return to stockholders from the closing price on March 31, 2020 through March 31, 2025, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 31, 2020, and dividends reinvested in the security or index.
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

Total Return Performance
Index Value
350
300
250
200
150
100
50
0
03/31/20
03/31/21
03/31/22
03/31/23
03/31/24
03/31/25
Hamilton Lane Incorporated
S&P 500 Index
Dow Jones US Asset Managers Index

	3/31/20	3/31/21	3/31/22	3/31/23	3/31/24	3/31/25
Hamilton Lane Incorporated	$100.00	$163.01	$144.58	$141.70	$220.10	$294.21
S&P 500	100.00	156.33	180.76	166.75	216.55	234.37
Dow Jones US Asset Managers Index	100.00	174.17	189.87	171.52	226.73	256.43

Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2025	—	$—	—	$50,000,000
February 1-28, 2025	—	$—	—	$50,000,000
March 1-31, 2025	32,284	$139.01	—	$50,000,000
Total	32,284	$139.01	—	$50,000,000
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
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors”, the “Summary of Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2025, fiscal 2024 and fiscal 2023 are to our fiscal years ended March 31, 2025, 2024 and 2023, respectively.
This section of this Form 10-K generally discusses fiscal 2025 and fiscal 2024 items and year-over-year comparisons between fiscal 2025 and fiscal 2024. A detailed discussion of fiscal 2023 items and year-over-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, as filed with the SEC on May 23, 2024.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, real assets, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $98.8 billion of our AUM as of March 31, 2025.
•Specialized Funds: We organize, invest and manage commingled specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised $39.5 billion of our AUM as of March 31, 2025.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $819.5 billion of AUA as of March 31, 2025.
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
•Increased competition to work with top private equity fund managers. There has been a trend among private markets investors to consolidate the number of general partners in which they invest. At the same time, an increasing flow of capital to the private markets has often times resulted in certain funds being oversubscribed. This has resulted in some investors, primarily smaller investors or less strategically important investors, not being able to gain access to certain funds. Our ability to invest and maintain our sphere of influence with these high-performing fund managers is critical to our investors’ success and our ability to maintain our competitive position and grow our revenue.

•Unpredictable, volatile and uncertain macroeconomic conditions. Global economic conditions, including political environments, financial market performance, tariff policies, interest rates, credit spreads or other conditions beyond our control, all of which affect the performance of the assets underlying private market investments, are unpredictable and could negatively affect the performance of our clients’ portfolios or the ability to raise funds in the future. Since early 2025, the United States and countries around the world have experienced elevated levels of market volatility and uncertainty driven principally by geopolitical and global trade concerns, including, in particular, the announcements of the imposition of tariffs by the United States on certain of its trading partners in April 2025 and retaliation by certain such trade partners. This volatility and uncertainty adds to the risks and uncertainties in the business environment in which we operate and may have various negative impacts on our business and results of operations, including with respect to decreased valuations of investments by our specialized funds and customized separate accounts, deployments, realizations, and fundraising activities.
•Increasing regulatory requirements. The complex regulatory and tax environment could restrict our operations and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities.
Recent Transactions
February 2025 Offering
In February 2025, we and a selling stockholder completed a registered offering of an aggregate of 1,572,536 shares of Class A common stock at a price to the underwriter of $159.00 per share (the “February 2025 Offering”). The purpose of the February 2025 Offering was to provide liquidity to significant direct and indirect owners of HLA. The shares sold consisted of 10,255 shares held by the selling stockholder and 1,562,281 shares newly issued by us. We received $248.4 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,486,223 Class B units and 76,058 Class C units. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholder.

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
Revenues from customized separate accounts are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. In certain cases, we also provide advisory and/or reporting services, and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts. In these cases, we generally reduce the asset-based and/or incentive fees on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
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
For each of our secondary funds, direct investment funds, strategic opportunity funds and some of our evergreen funds, we generally earn carried interest equal to a fixed percentage of net profits, usually 10.0% to

12.5%, subject to a compounded annual preferred return that is generally 6.0% to 8.0%. To the extent that our primary funds also directly make secondary investments and direct investments, they generally earn carried interest on a similar basis. Furthermore, certain of our primary funds earn carried interest on their investments in other private markets funds on a primary basis that is generally 5.0% of net profits, subject to the fund’s compounded annual preferred return. We recognize carried interest when it is probable that a significant reversal will not occur.
Performance fees are based on the aggregate amount of unrealized or realized gains earned by the applicable specialized fund or customized separate account, subject to the achievement of defined minimum returns to the clients or high-water marks. Performance fees range from 5.0% to 12.5% of net profits, with some subject to a compounded annual preferred return that varies by account but is generally 6.0% to 8.0%. Performance fees are recognized when it is probable that a significant reversal will not occur.
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

Other Income (Expense)
Equity in income of investees primarily represents our share of earnings from our investments in our specialized funds and certain customized separate accounts in which we have a commitment. Equity income primarily comprises our share of the net realized and unrealized gains (losses) and investment income partially offset by the expenses from these investments.
We have commitments in our specialized funds and certain customized separate accounts that invest solely in primary funds, secondary funds and direct investments, as well as those that invest across investment types. Equity in income (loss) of investees will increase or decrease as the change in underlying fund investment valuations increases or decreases. Since our direct investment funds invest in underlying portfolio companies, their quarterly and annual valuation changes are more affected by individual company movements than our primary and secondary funds that have exposures across multiple portfolio companies in underlying private markets funds. Our specialized funds and customized separate accounts invest across industries, strategies and geographies, and therefore our investments do not include any significant concentrations in a specific sector or area outside the United States.
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
Other income (expense) of consolidated variable interest entities (“VIEs”) consists of earnings from funds in which consolidated general partners entities, that are not wholly-owned by us, have commitments as well as interest income, unrealized gains on investments and interest expense on consolidated funds.
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

Annual Consolidated Results of Operations

	Years Ended March 31,
(in thousands)	2025	2024	2023
Revenues
Management and advisory fees	$513,864	$451,936	$371,874
Incentive fees	198,296	101,906	149,931
Consolidated variable interest entities related:
Incentive fees	803	—	6,948
Total revenues	712,963	553,842	528,753
Expenses
Compensation and benefits	274,497	204,004	198,412
General, administrative and other	120,929	103,403	89,395
Consolidated variable interest entities related:
General, administrative and other	985	617	906
Total expenses	396,411	308,024	288,713
Other income (expense)
Equity in income of investees	29,016	34,893	5,088
Interest expense	(13,332)	(11,169)	(8,617)
Interest income	7,874	5,427	1,789
Non-operating gain (loss)	8,434	(2,515)	(5,243)
Consolidated variable interest entities related:
Equity in income of investees	1,613	1,598	1,455
Unrealized gain	11,915	3,034	4,773
Interest expense	—	(6)	—
Interest income	205	4,581	3,325
Total other income (expense)	45,725	35,843	2,570
Income before income taxes	362,277	281,661	242,610
Income tax expense	48,509	54,454	55,425
Net income	313,768	227,207	187,185
Less: Income attributable to non-controlling interests in general partnerships	739	534	986
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	92,843	80,835	71,027
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	—	5,617
Less: Income attributable to non-controlling interests in consolidated funds	2,769	4,980	435
Net income attributable to Hamilton Lane Incorporated	$217,417	$140,858	$109,120

Revenues
The following table shows total revenues of the Company (excluding consolidated VIEs):

	Year Ended March 31,		Total Change
(in thousands)	2025	2024
Revenues
Management and advisory fees
Specialized funds	$315,214	$261,012	$54,202
Customized separate accounts	134,400	128,826	5,574
Advisory	22,806	24,229	(1,423)
Reporting, monitoring, data and analytics	29,244	24,711	4,533
Distribution management	2,619	5,054	(2,435)
Fund reimbursement revenue	9,581	8,104	1,477
Total management and advisory fees	513,864	451,936	61,928
Incentive fees
Specialized funds	182,092	89,988	92,104
Customized separate accounts	16,204	11,918	4,286
Total incentive fees	198,296	101,906	96,390
Total revenues	$712,160	$553,842	$158,318
Year ended March 31, 2025 compared to year ended March 31, 2024
Total revenues increased $158.3 million for fiscal 2025 compared to fiscal 2024, due to increases in management and advisory fees and incentive fees.
Management and advisory fees increased $61.9 million for fiscal 2025 compared to fiscal 2024. Specialized funds revenue increased by $54.2 million compared to the prior year, due primarily to increases of $52.1 million in revenue from our evergreen funds and $10.6 million in revenue from our latest secondary fund, which added $4.1 billion and $1.2 billion, respectively, in fee-earning AUM year-over-year. Revenue from our latest secondary fund included $20.7 million in retroactive fees during fiscal 2025 compared to $19.6 million during fiscal 2024. Retroactive fees are management fees earned from investors that commit to a specialized fund after the first closing of the fund and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Revenue from our specialized funds was partially offset by a decrease of $10.3 million from contractual step downs and funds reaching the end of their term. Customized separate accounts revenue increased $5.6 million compared to the prior year due primarily to a $1.8 billion increase in fee-earning AUM from the addition of new accounts, additional allocations from existing accounts and continued investment activity during the fiscal year. Reporting, monitoring, data and analytics revenue increased $4.5 million compared to the prior year due primarily to increased Cobalt LP subscriptions during fiscal 2025. Fund reimbursement revenue increased by $1.5 million compared to the prior year attributed primarily to the timing of newly created funds. Distribution management revenue decreased $2.4 million in fiscal 2025 compared to the prior year due to decreased stock distribution activity from investments held by clients that are managed by us.
Incentive fees increased $96.4 million for fiscal 2025 compared to fiscal 2024 due primarily to increases in the tax-related portion of carried interest distributions, proceeds realized on the sales of underlying investments in one of our specialized funds, and the recognition of $58.4 million in performance fees from one of our specialized funds moving from deal-by-deal incentive fees to a high-water mark performance fee. High-water mark performance fees are earned based on exceeding the highest period-end net asset value since inception, adjusted for subscriptions and redemptions.

Expenses
The following table shows total expenses of the Company (excluding consolidated VIEs):

	Year Ended March 31,		Total Change
(in thousands)	2025	2024
Expenses
Compensation and benefits
Base compensation and benefits	$208,222	$166,394	$41,828
Incentive fee compensation	34,868	25,477	9,391
Equity-based compensation	31,407	12,133	19,274
Total compensation and benefits	274,497	204,004	70,493
General, administrative and other	120,929	103,403	17,526
Total expenses	$395,426	$307,407	$88,019
Year ended March 31, 2025 compared to year ended March 31, 2024
Total expenses increased $88.0 million for fiscal 2025 compared to fiscal 2024, due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $70.5 million for fiscal 2025 compared to fiscal 2024. Base compensation and benefits increased $41.8 million for fiscal 2025 compared to fiscal 2024, due primarily to an increase in salary expense from additional headcount and an increase in our bonus plan accrual. Equity-based compensation increased $19.3 million in fiscal 2025 compared to fiscal 2024, driven primarily by the performance awards granted during fiscal 2025. Incentive fee compensation increased $9.4 million for fiscal 2025 compared to fiscal 2024 due to an increase in incentive fee revenue in fiscal 2025.
General, administrative and other expenses increased $17.5 million for fiscal 2025 compared to fiscal 2024. This change consisted primarily of an increase of $4.2 million in fund reimbursement expense attributed to the timing of newly created funds, an increase of $4.1 million in consulting and professional fees, an increase of $2.7 million in third-party commissions primarily attributed to the increase in gross subscriptions to our evergreen funds, an increase of $1.9 million in conference and marketing expenses and an increase of $1.3 million in expenses relating to our leased office space.

Other Income (Expense)
The following table shows the total other income (expense) of the Company (excluding consolidated VIEs):

	Year Ended March 31,		Total Change
(in thousands)	2025	2024
Other income (expense)
Equity in income of investees
Primary funds	$82	$515	$(433)
Direct investment funds	7,498	12,061	(4,563)
Secondary funds	3,174	4,376	(1,202)
Customized separate accounts	7,219	9,232	(2,013)
Evergreen funds	12,234	9,173	3,061
Other equity method investments	(1,191)	(464)	(727)
Total equity in income of investees	29,016	34,893	(5,877)
Interest expense	(13,332)	(11,169)	(2,163)
Interest income	7,874	5,427	2,447
Non-operating gain (loss)	8,434	(2,515)	10,949
Total other income (expense)	$31,992	$26,636	$5,356
Year ended March 31, 2025 compared to year ended March 31, 2024
Other income (expense) increased $5.4 million for fiscal 2025 compared to fiscal 2024, due primarily to an increase in non-operating gain (loss), partially offset by a decrease in equity in income of investees.
Non-operating gain (loss) increased $10.9 million for fiscal 2025 compared to fiscal 2024, due primarily to the recognition of $10.8 million of gains on our technology investments compared to negative fair value adjustments in the prior year, partially offset by the recognition of $2.1 million in tax receivable agreement expense in fiscal 2025.
Equity in income of investees decreased $5.9 million for fiscal 2025 compared to fiscal 2024 due primarily to relatively smaller increases in investment valuations due to market conditions in fiscal 2025.

Consolidated Variable Interest Entities
The following table shows the results of operations of consolidated VIEs:

	Year Ended March 31,		Total Change
(in thousands)	2025	2024
Revenue
Incentive fees	$803	$—	$803

Expenses
General, administrative and other	$985	$617	$368

Other income (expense)
Equity in income of investees	$1,613	$1,598	$15
Unrealized gain	11,915	3,034	8,881
Interest expense	—	(6)	6
Interest income	205	4,581	(4,376)
Total other income (expense)	$13,733	$9,207	$4,526
Year ended March 31, 2025 compared to year ended March 31, 2024
Total other income (expense) of consolidated VIEs increased $4.5 million for fiscal 2025 compared to fiscal 2024, due primarily to an increase of $8.9 million in unrealized gains related to assets held by consolidated funds during fiscal 2025, partially offset by a decrease in interest income of $4.4 million due primarily to interest income earned in fiscal 2024 by a previously consolidated credit fund prior to its deconsolidation.

Income Tax Expense
Our effective income tax rate in fiscal 2025 and 2024 was 13.4% and 19.3%, respectively. The fiscal 2025 effective income tax rate was different from the statutory tax rate due primarily to the portion of income allocated to NCI and a reduction in valuation allowance recorded against deferred tax assets. The effective income tax rate for fiscal 2025 was less than fiscal 2024 due primarily to less valuation allowance recorded against deferred tax assets in fiscal 2025.
Non-Controlling Interests
The following table shows income attributable to NCI:

	Year Ended March 31,		Total Change
(in thousands)	2025	2024
Income attributable to non-controlling interests in general partnerships	$739	$534	$205
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	92,843	80,835	12,008
Income attributable to non-controlling interests in consolidated funds	2,769	4,980	(2,211)
Net income attributable to non-controlling interest	$96,351	$86,349	$10,002
Year ended March 31, 2025 compared to year ended March 31, 2024
Net income attributable to NCI increased by $10.0 million in fiscal 2025 compared to fiscal 2024, due primarily to increases in overall net income.
Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. increased by $12.0 million due primarily to an overall increase in net income, partially offset by a decrease in NCI holders’ economic ownership percentage of Hamilton Lane Advisors, L.L.C. between periods.
Net income attributable to NCI in consolidated funds decreased by $2.2 million due primarily to the deconsolidation of a fund for which NCI holders held a larger economic ownership during fiscal 2024, compared to the funds consolidated during fiscal 2025.

Fee-Earning AUM
The following table provides the year to year roll-forward of our fee-earning AUM:

	Year Ended March 31,			Year Ended March 31,
	2025			2024
(in millions)	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$37,574	$28,175	$65,749	$34,684	$22,662	$57,346
Contributions (1)	6,652	7,124	13,776	7,689	6,198	13,887
Distributions (2)	(4,903)	(3,268)	(8,171)	(5,035)	(1,100)	(6,135)
Foreign exchange, market value and other (3)	20	673	693	236	415	651
Balance, end of period	$39,343	$32,704	$72,047	$37,574	$28,175	$65,749

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
Year ended March 31, 2025 compared to year ended March 31, 2024
Fee-earning AUM increased $6.3 billion for fiscal 2025 compared to fiscal 2024 due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.8 billion for fiscal 2025 compared to fiscal 2024. Customized separate accounts contributions were $6.7 billion for fiscal 2025 due primarily to new allocations from existing clients and the addition of new clients. Distributions were $4.9 billion for fiscal 2025 due primarily to $1.9 billion from accounts moving from a committed to net invested capital fee base, $1.8 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, and $1.2 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $4.5 billion for fiscal 2025 compared to fiscal 2024. Specialized fund contributions were $7.1 billion for fiscal 2025, due primarily to $4.2 billion from our evergreen funds and $1.2 billion from our latest secondary fund. Distributions were $3.3 billion for fiscal 2025, due primarily to $2.0 billion from returns of capital and redemptions in funds earning fees on a net invested capital or NAV fee base and $1.1 billion from accounts reaching the end of their fund term.

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
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight earnings from revenues that are measured and received on a recurring basis. FRE represents net income excluding (a) incentive fees, net of fee related performance revenues, and related compensation, (b) equity-based compensation, (c) interest income and expense, (d) income tax expense, (e) equity in income of investees, (f) non-operating gain (loss) and (g) certain other significant items that we believe are not indicative of our core performance. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.
Fee related performance revenues (“FRPR”) are incentive fees expected to be measured and received from certain of our funds on a recurring basis and are not dependent on realization events of the fund’s underlying investments. We believe FRPR is useful to investors because it provides additional insight into our recurring revenues.
Beginning in the fourth quarter of fiscal 2025, the Company modified its definition of FRE to exclude equity-based compensation and include FRPR. Equity-based compensation is non-cash compensation provided to retain employees and align employee and shareholder interest. It is not directly correlated with our operating results. Fee related performance revenues are expected to be received on a recurring basis depending upon performance of certain funds that pay incentive fees on a high-water mark basis. We believe that reporting non-GAAP results inclusive of these changes provides a supplemental view of our ongoing performance that is useful and relevant to our investors. As a result of the change, prior period amounts have been recast to reflect the updated presentation.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for fiscal 2025, 2024, and 2023:

	Year Ended March 31,
	2025	2024	2023
(in thousands)
Net income attributable to Hamilton Lane Incorporated	$217,417	$140,858	$109,120
Income attributable to non-controlling interests in general partnerships	739	534	986
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	92,843	80,835	71,027
Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	—	5,617
Income attributable to non-controlling interests in consolidated funds	2,769	4,980	435
Incentive fees	(199,099)	(101,906)	(156,879)
Incentive fee related compensation (1)	66,254	47,277	74,273
Fee related performance revenues	59,587	2,378	213
Equity-based compensation	31,407	12,133	9,950
Consolidated fund related general, administrative and other expenses	980	566	846
Revenue related to consolidated funds	—	394	61
Non-operating income related compensation	784	59	367
Interest income	(8,079)	(10,008)	(5,114)
Interest expense	13,332	11,175	8,617
Income tax expense	48,509	54,454	55,425
Equity in income of investees	(30,629)	(36,491)	(6,543)
Non-operating (gain) loss	(20,349)	(519)	470
Fee Related Earnings	$276,465	$206,719	$168,871
Depreciation and amortization	9,285	8,186	7,442
Incentive fees	199,099	101,906	156,879
Incentive fees attributable to non-controlling interests	(29)	—	(302)
Incentive fee related compensation (1)	(66,254)	(47,277)	(74,273)
Fee related performance revenues	(59,587)	(2,378)	(213)
Non-operating income related compensation	(784)	(59)	(367)
Interest income	7,874	5,427	1,789
Adjusted EBITDA	$366,069	$272,524	$259,826
(1)    Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share (“EPS”) measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP EPS is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the years ended March 31, 2024 and 2023 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP EPS are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2025, 2024, and 2023:

	Year Ended March 31,
	2025	2024	2023

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$217,417	$140,858	$109,120
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	92,843	80,835	71,027
Income tax expense	48,509	54,454	55,425
Adjusted pre-tax net income	$358,769	$276,147	$235,572
Adjusted income taxes (1)	(85,028)	(64,618)	(56,066)
Adjusted net income	$273,741	$211,529	$179,506

Weighted-average shares of Class A common stock outstanding - diluted	40,307,818	53,902,467	53,698,681
Exchange of Class B and Class C units in HLA (2)	14,016,324	—	—
Adjusted shares outstanding (2)	54,324,142	53,902,467	53,698,681

Non-GAAP EPS	$5.04	$3.92	$3.34

(1)     For the year ended March 31, 2025, represents corporate income taxes at our estimated statutory tax rate of 23.7% applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.70%. The year ended March 31, 2024 represents corporate income taxes at our estimated statutory tax rate of 23.4% applied to adjusted pre-tax net income. The 23.4% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.4%. The year ended March 31, 2023 represents corporate income taxes at our estimated statutory tax rate of 23.8% applied to adjusted pre-tax net income. The 23.8% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.8%.
(2)    Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement. For the year ended March 31, 2024, and 2023, the full exchange of Class B and Class C units is already included within the GAAP weighted-average shares of Class A common stock outstanding - diluted.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through December 31, 2024 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.6	1.6	11.5%	8.7%	55 bps	(190 bps)	391 bps	140 bps
PEF VII	2010	262	290	1.6	1.5	11.9%	7.9%	(223 bps)	(598 bps)	173 bps	(206 bps)
PEF VIII	2012	427	433	1.4	1.5	8.6%	6.1%	(499 bps)	(737 bps)	(163 bps)	(402 bps)
PEF IX	2015	517	524	1.9	1.9	17.5%	15.2%	275 bps	46 bps	605 bps	375 bps
PEF X	2018	278	264	1.6	1.5	15.4%	12.6%	46 bps	(269 bps)	374 bps	51 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(196 bps)	869 bps	209 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.0%	(84 bps)	(375 bps)	302 bps	17 bps
Secondary Fund IV	2016	1,917	2,110	1.6	1.5	14.8%	15.2%	(4 bps)	5 bps	332 bps	349 bps
Secondary Fund V	2019	3,929	3,855	1.5	1.5	16.8%	14.7%	387 bps	184 bps	706 bps	508 bps
Secondary Fund VI	2022	5,603	2,588	1.3	1.2	45.8%	51.3%	2,221 bps	3,037 bps	2,738 bps	3,610 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.3)%	(570 bps)	(747 bps)	(319 bps)	(502 bps)
Co-Investment Fund II	2008	1,195	1,157	2.2	1.9	18.0%	14.4%	567 bps	190 bps	944 bps	563 bps
Co-Investment Fund III	2014	1,243	1,323	1.8	1.6	14.7%	11.7%	14 bps	(283 bps)	353 bps	51 bps
Co-Investment Fund IV	2018	1,698	1,501	2.4	2.2	24.2%	22.6%	884 bps	706 bps	1,202 bps	1,021 bps
Equity Opportunities Fund V	2021	2,069	1,819	1.3	1.2	11.4%	9.4%	(243 bps)	(481 bps)	74 bps	(148 bps)
Equity Opportunities Fund VI	2024	1,012	213	1.0	1.0	N/M	N/M	N/M	N/M	N/M	N/M
Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.3	1.2	9.9%	7.5%	377 bps	146 bps	496 bps	266 bps
Strat Opps 2017	2017	435	448	1.3	1.2	10.0%	7.6%	560 bps	318 bps	559 bps	332 bps
Strat Opps IV (Series 2018)	2018	889	870	1.3	1.2	9.2%	7.2%	507 bps	281 bps	521 bps	286 bps
Strat Opps V (Series 2019)	2019	762	715	1.3	1.3	12.7%	10.1%	861 bps	535 bps	674 bps	344 bps
Strat Opps VI (Series 2020)	2021	898	853	1.2	1.2	8.3%	6.5%	534 bps	269 bps	201 bps	(23 bps)
Strat Opps VII	2022	953	843	1.2	1.2	15.1%	12.7%	544 bps	275 bps	491 bps	243 bps
Strat Opps VIII	2023	700	445	1.1	1.0	13.4%	9.9%	506 bps	233 bps	467 bps	116 bps
Strat Opps IX	2024	231	28	1.0	N/A	N/M	N/A	N/M	N/A	N/M	N/A

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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to December 31, 2024. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of March 31, 2025 and March 31, 2024, our cash and cash equivalents were $229.2 million and $114.6 million, respectively.
Our material sources of cash from our operations include: (1) management and advisory fees, which are collected monthly or quarterly; (2) incentive fees, which are volatile and largely unpredictable as to amount and timing; and (3) fund distributions related to investments in our specialized funds and certain customized separate accounts that we manage.. We use cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, capital expenditures and distributions to our owners and to fund commitments to certain of our specialized funds and customized separate accounts. If cash flow from operations were insufficient to fund distributions to our owners, we expect that we would suspend paying such distributions.
We have also accessed the capital markets and used proceeds from sales of our Class A common stock to settle in cash exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement.
Finally, we have used available cash and borrowings from our Loan Agreements to make strategic investments in companies that seek to offer technology-driven private markets data and wealth management solutions. We have used proceeds from the issuance of our Senior Notes to seed new specialized funds and for general corporate purposes.
Senior Notes and Loan Agreements
On October 8, 2024, HLA issued the Senior Notes pursuant to a note purchase agreement (the “Note Purchase Agreement”) among HLA and the institutional purchasers party thereto in a private placement transaction. Interest on the Senior Notes is payable semi-annually in arrears, commencing on April 15, 2025. Interest on the Senior Notes accrues from and including October 8, 2024. The Senior Notes will mature on October 15, 2029.
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
The Term Loan Agreement has a maturity date of July 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of March 31, 2025, we had an outstanding balance of $93.1 million under the Term Loan Agreement.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of October 6, 2027. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of March 31, 2025, we did not have an outstanding balance under the Revolving Loan Agreement.
The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of April 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of March 31, 2025, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.
The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00%. As of March 31, 2025, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.
The Loan Agreements and the Note Purchase Agreement contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA, as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The Note Purchase Agreement requires HLA to maintain (i) a consolidated leverage ratio within a specified range and (ii) specified amounts of management fees, (as described in the Note Purchase Agreement). The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of March 31, 2025 and 2024, the principal amount of debt outstanding equaled $293.1 million and $196.9 million, respectively. We had $131.9 million in availability under the Loan Agreements as of March 31, 2025.
Cash Flows

	Year Ended March 31,
	2025	2024	2023
(in millions)
Net cash provided by operating activities	$300.8	$120.9	$226.6
Net cash (used in) provided by investing activities	$(117.6)	$(122.2)	$177.9
Net cash (used in) provided by financing activities	$(19.2)	$4.4	$(364.1)
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense, fair value adjustments to investments and depreciation and amortization, all of which are included in earnings. For the years ended March 31, 2025, 2024 and 2023, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses. Additionally, the years ended March 31, 2025 and 2024 were impacted by cash relinquished upon deconsolidation of a previously consolidated fund while the year ended March 31, 2023 was impacted by an impairment on one of our investments.

Investing Activities
Our investing activities generally reflect cash used for fixed asset purchases and contributions to and distributions from our investments. For the years ended March 31, 2025, 2024 and 2023, our net cash used in (provided by) investing activities was driven primarily by purchases of furniture, fixtures and equipment, purchase of investments and convertible notes, and net contributions to our funds partially offset by the sale of investments.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled drawdowns and repayments of our outstanding debt. For the years ended March 31, 2025, 2024 and 2023, our net cash used in (provided by) financing activities was driven primarily by dividends paid to stockholders, payments under the tax receivable agreement, distributions to HLA members, proceeds from and repayment of debt and contributions from NCI in consolidated funds. Additionally, the year ended March 31, 2023 included the redemption by our consolidated SPAC of its Class A common stock from its holders.
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
We expect that our primary short-term and long-term liquidity needs will comprise cash to: (1) provide capital to facilitate the growth of our business; (2) fund commitments to our investments; (3) pay operating expenses, including cash compensation to our employees; (4) make payments and/or exercise early termination buyout rights under the tax receivable agreement; (5) fund capital expenditures, make strategic investments and warehouse investments for our funds; (6) pay interest and principal due on our outstanding debt; (7) pay income taxes; (8) make dividend payments to our stockholders and distributions to holders of HLA units in accordance with our distribution policy; (9) settle exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement from time to time; and (10) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary, and minimum cash balances related to our self-funded medical insurance plan put in place as of January 1, 2025. The net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2025, we were required to maintain approximately $6.3 million in liquid net assets to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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

Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2025, aggregated by type:

	Contractual Obligations, Commitments and Contingencies
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$95.1	$9.2	$17.6	$14.9	$53.4
Debt obligations payable (1)	293.1	12.5	54.3	213.8	12.5
Interest on debt obligations payable (2)	53.2	14.3	25.3	13.6	—
Capital commitments to our investments (3)	312.2	312.2	—	—	—
Commitments of Consolidated Funds(4)	12.4	12.4	—	—	—
Total	$766.0	$360.6	$97.2	$242.3	$65.9

(1)    Represents scheduled debt obligation payments under our Loan Agreements and the Senior Notes.
(2)    Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 6.25% on our Term Loan Agreement and the fixed interest rate of 3.50% on our 2020 Multi-Draw Term Loan Agreement.
(3)    Represents commitments by us to fund a portion of each investment made by our specialized funds and certain customized separate account entities. These amounts are generally due on demand and are therefore presented in the less than one year category.
(4)    Represents uncalled commitments of our consolidated funds, excluding the Company's portion of uncalled commitments to the respective funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year.

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
We offer an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain company managed funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. We entered into a separate arrangement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of default by the employee. As of March 31, 2025, the total amount of outstanding loans under the EIP was $1.3 million and we believe the risk of default by an employee to be remote.

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
Consolidation
We consolidate all entities that we control either as the primary beneficiary of a VIE or through a majority voting interest. We perform a variable interest analysis for all entities in which we have a potential variable interest, which primarily consist of entities where we serve as the sponsor, general partner or managing member, and general partner entities not wholly owned by us. If we have a variable interest in an entity that is determined to be a VIE, we will also analyze whether we are the primary beneficiary of this entity and whether consolidation is required. For entities determined not to be a VIE, we evaluate control via the voting interest model.
In evaluating whether we have a variable interest in the entity, we review the equity ownership and whether we absorb risk created and distributed by the entity, as well as whether the fees charged to the entity are customary and commensurate with the level of effort required to provide services. Fees we receive are not variable interests if (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) our other economic interests in the VIE held directly and indirectly through related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. Evaluation of these criteria requires judgment.

For entities determined to be VIEs in which we have a variable interest, an evaluation is required to determine whether we are the primary beneficiary. We evaluate economic interests in the entity, specifically determining if we have both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“the power”) and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (“the benefits”). When making the determination on whether the benefits received from an entity are significant, we consider the total economics of the entity, and analyze whether our share of the economics is significant. We utilize qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

VIEs for which we are the primary beneficiary have been included in our consolidated financial statements. The portion of the consolidated VIEs owned by third parties and any related activity is eliminated through non-controlling interests in the Consolidated Balance Sheets and income (loss) attributable to non-controlling interests in the Consolidated Statements of Income.

At each reporting date, we determine whether any reconsideration events have occurred that require us to revisit the variable interest analysis and will consolidate or deconsolidate accordingly.
Revenue Recognition of Incentive Fees
Incentive fees include both carried interest and performance fees earned from certain specialized funds and customized separate accounts. We recognized $199.1 million of incentive fees in fiscal 2025 and have $1.3 billion of unrecognized carried interest as of March 31, 2025.
Contracts with specialized funds and certain customized separate accounts provide incentive fees, which generally range from 5.0% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets. Incentive fees are generally payable after the achievement of performance targets or after all contributed capital and the preferred return on that capital has been distributed to investors.
Some incentive fees are subject to a “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents. Incentive fees are typically only required to be returned on a net of tax basis due to a clawback. As such, the tax-related portion of incentive fees is typically not subject to clawback and is therefore recognized as revenue immediately upon receipt. Investment returns are highly susceptible to market factors and judgments and actions of third parties that are outside of our control which could impact the probability of a significant reversal occurring. Accordingly, incentive fees are not recognized until it is probable that a significant reversal will not occur.
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
Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. As of March 31, 2025, we had deferred tax assets of $308.5 million due primarily to our acquisitions of HLA units. Realization of the deferred tax assets is dependent primarily upon (1) historic earnings, (2) forecasted taxable income, (3) future tax deductions of tax basis step-ups related to our IPO and subsequent unit exchanges, (4) future tax deductions related to payments under the tax receivable agreement, and (5) our share of HLA’s temporary differences that result in future tax deductions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. As of March 31, 2025, we had a valuation allowance of $79.4 million. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates, would have the effect of significantly reducing the value of the deferred tax assets.

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

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of March 31, 2025, the tax receivable agreement resulted in a liability of $240.6 million. Significant changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
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
•Incentive fees from our specialized funds with the exception of certain evergreen funds and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
 As of March 31, 2025, we had $193.1 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 6.25% as of March 31, 2025. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 6.00% as of March 31, 2025.
Based on the floating rate component of our Loan Agreements payable as of March 31, 2025, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $0.9 million over the next 12 months.

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
There have been no material changes in our market risk exposures since March 31, 2024.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the Company) as of March 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 30, 2025 expressed an unqualified opinion thereon.

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

Recognition of Net Deferred Tax Asset from Equity Offering and Unit Exchange
Description of the Matter	As further discussed in Note 12 to the consolidated financial statements, in connection with the Company’s equity offering and unit exchanges during the current year (the “Transactions”), the Company recorded a net deferred tax asset of $58.7 million. As further discussed in Note 2 to the consolidated financial statements, the resulting basis differences arising from the Transactions represent a temporary difference for which the Company records a deferred tax asset if it is more likely than not the deferred tax asset will be realized. Realization of this deferred tax asset is dependent upon, among other things, the future tax deductions of tax basis step-ups related to the Transactions.

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
May 30, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Lane Incorporated’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Lane Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 30, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 30, 2025

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2025	2024
Assets
Cash and cash equivalents	$229,161	$114,634
Restricted cash	6,331	4,985
Fees receivable	181,411	108,291
Prepaid expenses	11,258	11,073
Due from related parties	16,217	8,150
Furniture, fixtures and equipment, net	37,586	33,013
Lease right-of-use assets, net	61,413	62,425
Investments	664,354	603,697
Deferred income taxes	308,525	261,887
Other assets	28,827	34,435
Assets of consolidated variable interest entities:
Cash and cash equivalents	48,112	—
Investments	96,700	28,575
Other assets	460	35
Total assets	$1,690,355	$1,271,200

Liabilities and equity
Accounts payable	$5,469	$4,505
Accrued compensation and benefits	48,556	35,979
Accrued members’ distributions	26,810	23,815
Accrued dividend	20,233	17,628
Debt	290,303	196,159
Payable to related parties pursuant to tax receivable agreement	240,648	201,422
Lease liabilities	78,017	79,033
Other liabilities (includes $12,190 and $13,071 at fair value)	55,502	36,700
Liabilities of consolidated variable interest entities:
Other liabilities	922	1
Total liabilities	$766,460	$595,242

Commitments and contingencies (Note 16)

Class A common stock, $0.001 par value, 300,000,000 authorized; 43,497,538 and 40,547,806 issued and outstanding as of March 31, 2025 and 2024, respectively	43	41
Class B common stock, $0.001 par value, 50,000,000 authorized; 12,178,412 and 13,664,635 issued and outstanding as of March 31, 2025 and 2024, respectively	12	14
Additional paid-in-capital	261,856	208,402
Accumulated other comprehensive (loss) income	(141)	—
Retained earnings	455,511	316,696
Total Hamilton Lane Incorporated stockholders’ equity	$717,281	$525,153
Non-controlling interests in general partnerships	6,024	5,043
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	176,731	145,762
Non-controlling interests in consolidated funds	23,859	—
Total equity	$923,895	$675,958

Total liabilities and equity	$1,690,355	$1,271,200

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2025	2024	2023
Revenues
Management and advisory fees	$513,864	$451,936	$371,874
Incentive fees	198,296	101,906	149,931
Consolidated variable interest entities related:
Incentive fees	803	—	6,948
Total revenues	712,963	553,842	528,753
Expenses
Compensation and benefits	274,497	204,004	198,412
General, administrative and other	120,929	103,403	89,395
Consolidated variable interest entities related:
General, administrative and other	985	617	906
Total expenses	396,411	308,024	288,713
Other income (expense)
Equity in income of investees	29,016	34,893	5,088
Interest expense	(13,332)	(11,169)	(8,617)
Interest income	7,874	5,427	1,789
Non-operating gain (loss)	8,434	(2,515)	(5,243)
Consolidated variable interest entities related:
Equity in income of investees	1,613	1,598	1,455
Unrealized gain	11,915	3,034	4,773
Interest expense	—	(6)	—
Interest income	205	4,581	3,325
Total other income (expense)	45,725	35,843	2,570
Income before income taxes	362,277	281,661	242,610
Income tax expense	48,509	54,454	55,425
Net income	313,768	227,207	187,185
Less: Income attributable to non-controlling interests in general partnerships	739	534	986
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	92,843	80,835	71,027
Less: Income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	—	5,617
Less: Income attributable to non-controlling interests in consolidated funds	2,769	4,980	435
Net income attributable to Hamilton Lane Incorporated	$217,417	$140,858	$109,120

Basic earnings per share of Class A common stock	$5.45	$3.72	$3.05
Diluted earnings per share of Class A common stock	$5.41	$3.69	$3.01
Dividends declared per share of Class A common stock	$1.96	$1.78	$1.60

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended March 31,
	2025	2024	2023
Net income	$313,768	$227,207	$187,185
Other comprehensive income, net of tax:
Foreign currency translation	(184)	—	—
Total other comprehensive income, net of tax	$(184)	$—	$—
Comprehensive income	$313,584	$227,207	$187,185
Less:
Comprehensive income attributable to non-controlling interests in general partnerships	739	534	986
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	92,800	80,835	71,027
Comprehensive income attributable to redeemable non-controlling interests in Hamilton Lane Alliance Holdings I, Inc.	—	—	5,617
Comprehensive income attributable to non-controlling interests in consolidated funds	2,769	4,980	435
Total comprehensive income attributable to Hamilton Lane Incorporated	$217,276	$140,858	$109,120

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at March 31, 2022	$37	$16	$161,676	$—	$185,149	$3,423	$111,185	$—	$461,486
Net income	—	—	—	—	109,120	986	71,027	435	181,568
Equity-based compensation	—	—	6,873	—	—	—	3,077	—	9,950
Purchase and retirement of Class A stock for tax withholding	—	—	(1,611)	—	—	—	(714)	—	(2,325)
Deferred tax adjustment	—	—	1,813	—	—	—	—	—	1,813
Dividends declared	—	—	—	—	(59,462)	—	—	—	(59,462)
Capital (distributions to) contributions from non-controlling interests, net	—	—	—	—	—	(532)	—	18,734	18,202
Member distributions	—	—	—	—	—	—	(52,048)	—	(52,048)
Offering adjustment	1	(1)	5,013	—	—	—	(5,014)	—	(1)
Employee Share Purchase Plan share issuance	1	—	1,337	—	—	—	599	—	1,937
Adjustment of redeemable non-controlling interest to redemption value	—	—		—	9,016	—	4,056	—	13,072
Equity reallocation between controlling and non-controlling interests	—	—	(3,534)	—	—	—	3,534	—	—
Balance at March 31, 2023	$39	$15	$171,567	$—	$243,823	$3,877	$135,702	$19,169	$574,192
Net income	—	—	—	—	140,858	534	80,835	4,980	227,207
Equity-based compensation	—	—	8,533	—	—	—	3,600	—	12,133
Purchase and retirement of Class A stock for tax withholding	—	—	(2,491)	—	—	—	(1,016)	—	(3,507)
Deferred tax adjustment	—	—	7,147	—	—	—	—	—	7,147
Dividends declared	—	—	—	—	(67,985)	—	—	—	(67,985)
Capital contributions from non-controlling interests, net	—	—	—	—	—	632	—	142,924	143,556
Member distributions	—	—	—	—	—	—	(51,965)	—	(51,965)
Offering adjustment	2	(1)	17,541	—	—	—	(17,542)	—	—
Employee Share Purchase Plan share issuance	—	—	1,585	—	—	—	668	—	2,253
Deconsolidation of consolidated fund	—	—	—	—	—		—	(167,073)	(167,073)
Equity reallocation between controlling and non-controlling interests	—	—	4,520	—	—	—	(4,520)	—	—
Balance at March 31, 2024	$41	$14	$208,402	$—	$316,696	$5,043	$145,762	$—	$675,958

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests in General Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interest in Consolidated Funds	Total Equity
Balance at March 31, 2024	$41	$14	$208,402	$—	$316,696	$5,043	$145,762	$—	$675,958
Net income	—	—	—	—	217,417	739	92,843	2,769	313,768
Other comprehensive income	—	—	—	(141)	—	—	(43)	—	(184)
Equity-based compensation	—	—	23,303	—	—	—	8,104	—	31,407
Purchase and retirement of Class A stock for tax withholding	—	—	(4,096)	—	—	—	(1,372)	—	(5,468)
Deferred tax adjustment	—	—	9,689	—	—	—	—	—	9,689
Dividends declared	—	—	—	—	(78,602)	—	—	—	(78,602)
Capital contributions from non-controlling interests, net	—	—	—	—	—	242	—	21,090	21,332
Member distributions	—	—	—	—	—	—	(46,798)	—	(46,798)
Offering adjustment	2	(2)	21,356	—	—	—	(21,360)	—	(4)
Employee Share Purchase Plan share issuance	—	—	2,071	—	—	—	726	—	2,797
Equity reallocation between controlling and non-controlling interests	—	—	1,131	—	—	—	(1,131)	—	—
Balance at March 31, 2025	$43	$12	$261,856	$(141)	$455,511	$6,024	$176,731	$23,859	$923,895

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2025	2024	2023
Operating activities:
Net income	$313,768	$227,207	$187,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,285	8,186	7,443
Change in deferred income taxes	12,081	16,697	20,433
Change in payable to related parties pursuant to tax receivable agreement	2,122	318	(3,251)
Equity-based compensation	31,407	12,133	9,950
Equity in income of investees	(29,016)	(34,893)	(5,088)
Net realized (gain) loss on sale of investments	(654)	288	(12,230)
Fair value adjustment of other investments	(10,147)	333	(20,730)
Proceeds received from Partnerships	47,250	28,254	15,981
Non-cash lease expense	9,007	8,696	7,460
Gain on sale of intangible asset	—	—	2,771
Impairment of other investment	—	—	43,289
Other	1,211	706	(2,813)
Changes in operating assets and liabilities:
Fees receivable	(73,120)	(61,151)	4,729
Prepaid expenses	(185)	(1,256)	(2,959)
Due from related parties	(8,067)	(528)	(5,313)
Other assets	39	15,344	(6,721)
Accounts payable	964	(54)	1,733
Accrued compensation and benefits	12,577	11,789	4,072
Lease liability	(9,012)	(8,578)	(7,577)
Other liabilities	19,016	2,503	(13,216)
Consolidated variable interest entities related:
Change in warrant liability measured at fair value	—	—	(2,883)
Cash relinquished from deconsolidation of fund	(12,173)	(101,712)	—
Net unrealized gain on investment	(10,848)	(1,406)	—
Equity in income of investees	(1,613)	(1,598)	(1,455)
Change in other assets and liabilities	(3,072)	(426)	5,779
Net cash provided by operating activities	$300,820	$120,852	$226,589
Investing activities:
Purchase of furniture, fixtures and equipment	(12,156)	(11,073)	(4,747)
Cash paid for acquisition of business	—	—	(1,500)
Purchase of convertible notes	(1,000)	(8,000)	(2,535)
Purchase of investments	(11,692)	(6,352)	(37,025)
Proceeds from sale of investments	6,948	1,343	13,478
Proceeds from sale of intangible assets	2,078	3,305	—
Distributions received from investments	—	—	1,406
Distributions received from Partnerships	22,696	14,147	14,438
Contributions to Partnerships	(58,408)	(57,722)	(84,557)
Consolidated variable interest entities related:
(Purchase) sale of investments	(78,142)	(57,832)	278,954
Cash from consolidating funds	12,100	—	—
Net cash (used in) provided by investing activities	$(117,576)	$(122,184)	$177,912

	Year Ended March 31,
	2025	2024	2023
Financing activities:
Proceeds from offering	$248,403	$201,671	$43,686
Purchase of membership interests	(248,403)	(201,671)	(43,686)
Borrowings of debt, net of deferred financing costs	97,658	—	31,682
Repayments of long term debt	(3,750)	(2,500)	(4,496)
Draw-down of revolver	—	10,000	40,000
Repayment of revolver	—	(25,000)	(25,000)
Repurchase of Class B common stock	(2)	(2)	—
Repurchase of Class A common stock for employee tax withholding	(5,468)	(3,507)	(2,325)
Proceeds received from issuance of shares under Employee Share Purchase Plan	2,797	2,253	1,937
Payments to related parties pursuant to the tax receivable agreement	(11,924)	(11,123)	(10,345)
Dividends paid	(75,997)	(65,406)	(72,409)
Members’ distributions paid	(43,803)	(43,872)	(63,444)
Consolidated variable interest entities related:
Contributions from non-controlling interest in general partnerships	461	770	725
Distributions to non-controlling interest in general partnerships	(219)	(138)	(1,257)
Redemption of Class A common shares of Hamilton Lane Alliance Holdings I, Inc.	—	—	(278,205)
Contributions from non-controlling interests in consolidated funds	21,090	142,924	18,991
Net cash (used in) provided by financing activities	$(19,157)	$4,399	$(364,146)
Effect of exchange rate changes on cash and cash equivalents	(102)	—	—
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	163,985	3,067	40,355
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at beginning of the year	119,619	116,552	76,197
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities at end of the year	$283,604	$119,619	$116,552

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Variable Interest Entities to the Consolidated Statements of Financial Condition:
Cash and cash equivalents	$229,161	$114,634	$99,686
Restricted cash	6,331	4,985	4,804
Cash and cash equivalents held at consolidated variable interest entities	48,112	—	12,062
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at consolidated variable interest entities	$283,604	$119,619	$116,552

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering (“IPO”), is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest (“NCI”) related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of March 31, 2025 and 2024, HLI held approximately 76.6% and 73.6%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying financial statements include the accounts of the Company, its wholly owned subsidiaries, and entities that the Company controls. Certain of the Company’s consolidated funds are investment companies that follow specialized accounting guidance and reflect their investments at estimated fair value. All intercompany transactions and balances have been eliminated in consolidation.

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

Consolidation

The Company consolidates all entities that it controls either as the primary beneficiary of a variable interest entity (“VIE”) or through a majority voting interest. The Company performs a variable interest analysis primarily for entities where the Company serves as the sponsor, general partner or managing member, and general partner entities not wholly owned by the Company. If the entity is determined to be a VIE and the Company has a variable interest in it, the Company will then determine if it is the primary beneficiary of this entity and whether consolidation is required. For entities determined not to be a VIE, the Company evaluates its control via the voting interest model.

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

For entities determined to be a VIE in which the Company has a variable interest, an evaluation is required to determine whether the Company is the primary beneficiary. The Company evaluates its economic interests in the entity specifically determining if the Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance (“the power”) and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE (“the benefits”). When making the determination on whether the benefits received from an entity are significant, the Company considers the total economics of the entity, and analyzes whether the Company’s share of the economics is significant. The Company utilizes qualitative factors, and, where applicable, quantitative factors, while performing the analysis.

VIEs which the Company controls as the primary beneficiary have been included in the Company’s consolidated financial statements. The portion of the consolidated subsidiaries owned by third parties and any related activity is eliminated through non-controlling interests in the Consolidated Balance Sheets and income (loss) attributable to non-controlling interests in the Consolidated Statements of Income.

At each reporting date, the Company determines whether any reconsideration events have occurred that require it to revisit the VIE analysis and will consolidate or deconsolidate accordingly.

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

The Company records its share of capital contributions to and distributions from the Partnerships in investments in the Consolidated Balance Sheets during the three month lag period. The Company’s management and advisory fee revenue and incentive fee revenue is not accounted for on a lag.

To the extent that management is aware of material events that affect the Partnerships or the consolidated VIEs during the intervening period, the impact of the events would be disclosed in the Notes to Consolidated Financial Statements.

Foreign Currency

The Company and substantially all of its foreign subsidiaries utilize the U.S. dollar as their functional currency. The assets and liabilities of the Company’s foreign subsidiaries with non-U.S. dollar functional currencies are translated at exchange rates prevailing at the end of each reporting period. The results of foreign operations are translated using the exchange rate on the respective transaction dates. Translation adjustments are included in other comprehensive income (loss) within the consolidated financial statements until realized. Foreign currency transaction gains and losses are included in general, administrative and other expenses in the Consolidated Statements of Income .

Cash, Cash Equivalents and Restricted Cash

Cash deposits in interest-bearing money market accounts and highly liquid investments, with an original maturity of three months or less, are classified as cash equivalents. Interest earned on cash and cash equivalents is recorded as interest income in the Consolidated Statements of Income.

Restricted cash at March 31, 2025 and 2024 was primarily cash held by the Company’s foreign subsidiaries to meet applicable government regulatory capital requirements and cash related to self-funded medical insurance for U.S. employees.

Fees Receivable

Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for credit losses has been established as of March 31, 2025 or 2024.

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

The carrying value of the intangible assets was $2,884 and $4,584, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2025 and 2024, respectively. The accumulated amortization of intangibles was $9,286 and $8,367 as of March 31, 2025 and 2024, respectively. Amortization of intangible assets was $1,701, $1,701, and $2,277 for each of the years in the three-year period ended March 31, 2025, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income. The estimated amortization expense for each of the next five fiscal years is $1,465, $1,154, $264, $0, and $0, respectively.

Goodwill
Goodwill of $9,566 is included in other assets in the Consolidated Balance Sheets as of March 31, 2025 and 2024, and was recorded in conjunction with previous acquisitions. Goodwill is reviewed for impairment at least annually utilizing a qualitative or quantitative approach, and more frequently if circumstances indicate impairment may have occurred. The impairment testing for goodwill is based first on a qualitative assessment to determine if it is more likely than not that the fair value of the Company’s reporting unit is less than the respective carrying value. The reporting unit is the reporting level for testing the impairment of goodwill. If it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying value or when the quantitative approach is used, a two-step quantitative assessment is performed to (a) calculate the fair value of the reporting unit and compare it to its carrying value, and (b) if the carrying value exceeds its fair value, to measure an impairment loss. The Company performed the annual impairment assessment as of December 31, 2024 noting that no goodwill impairment existed.

Convertible notes receivable
Convertible notes receivable of $9,657 and $10,215 as of March 31, 2025 and 2024, respectively, are included in other assets in the Consolidated Balance Sheets. Each note is recognized at amortized cost with interest accrued quarterly. Principal and interest obligations may be satisfied by a cash payment or converted to equity of the note issuers at the end of term or upon triggering events as defined in the note agreements. The Company considers the notes receivable to be fully collectible; accordingly, no allowance for credit losses has been established as of March 31, 2025 or 2024.

Investments

Equity method investments

Investments over which the Company is deemed to exert significant influence but not control are accounted for using the equity method of accounting. For investments accounted for under the equity method of accounting, the Company’s share of income (losses) is included in equity in income of investees in the Consolidated Statements of Income. The Company’s equity in income of investees is generally comprised of realized and unrealized gains from the underlying funds, portfolio companies held by the Partnerships and a technology investment. The carrying amounts of equity method investments are reflected in investments in the Consolidated Balance Sheets.

Measurement alternative investments

The Company’s investments valued under the measurement alternative include investments for which the Company does not exert significant influence and fair value is not readily determinable. These investments

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
are recorded at cost, less impairment, if any, and subsequently adjusted for observable price changes of identical or similar investments of the same issuer. The Company performs qualitative impairment assessments at each quarter end on its investments recorded under the measurement alternative.

Fair value investments

The Company’s fair value investments represent a publicly traded security previously held by the Company, investments held by the consolidated funds and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The direct credit investments were debt securities classified as trading securities. Unrealized gains and losses from investments held by the consolidated funds are recorded in unrealized gains in the Consolidated Statements of Income. Unrealized gains and losses from the publicly traded security and the investments held as collateral are recorded in non-operating gain (loss) in the Consolidated Statements of Income.

The Company previously transferred investments to a Partnership of which the Company is the general partner. Due to continuing involvement with these assets at the Partnership, the Company accounted for this transfer as a secured financing as it has not met the criteria in Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”, to qualify as a sale and, therefore, has recorded a financial liability for the secured financing which is included in other liabilities in the Consolidated Balance Sheets.

The Company elected to account for this secured financing at fair value under the fair value option to mitigate volatility in earnings from using different measurement attributes. The significant input to the fair value of the secured financing is the fair value of the fair value investments delivered as collateral which are estimated using Level 3 inputs with the significant inputs as disclosed in Note 5.

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

Categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For a portion of our investments, net asset value (“NAV”) per share (or its equivalent) provides the lowest level of input. These investments are considered investment companies,

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
or are the equivalent of investment companies, as they carry all investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Investments valued using NAV are excluded from the fair value hierarchy. See Note 5 for further information.

The carrying amount of cash and cash equivalents, fees receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments.

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU incorporate 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the ASC. The amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The amendments will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the impact of the new requirements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures. This ASU enhances segment disclosures primarily around significant segment expenses for both interim and annual periods and expanded single segment disclosure requirements. The amendments in this ASU are to be applied retrospectively and are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on April 1, 2024. The adoption did not have a material impact on the Company’s disclosures in the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company is currently assessing the impact of the new requirements.

In March 2024, the SEC adopted final rules to require disclosures about certain climate-related information in registration statements and annual reports. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. In March 2025, the SEC announced that it had voted to end its defense of the final rules to require disclosures about certain climate related information. The rules, if implemented, would require information about a registrant’s climate-related risks that are reasonably likely to have a material impact on its business, results of operations, or financial condition. The required information about climate-related risks will also include disclosure of a registrant’s greenhouse gas emissions, if material. In addition, the rules will require registrants to present certain climate-related financial metrics in their audited financial statements. The Company is currently assessing the impact of the new requirements should the rules be implemented.

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced the intent to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. As of March 31, 2025, the

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Company is not subject to the Pillar Two model rules and will continue to monitor legislative developments and the potential impact on future periods.

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
The Company also incurs certain costs, primarily employee travel, organization and syndication costs, for which it receives reimbursement from its customers in connection with satisfying these performance obligations. For reimbursable travel, organization and syndication costs, the Company concluded it controls the services provided by its employees and other parties and, therefore, is a principal. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis as revenue in management and advisory fees and as expense in general, administrative and other expenses in the Consolidated Statements of Operations.
The Company considers its performance obligations in its customer contracts to be one of the following based upon the services promised: asset management services, arrangement of administrative services, distribution management services, or reporting services.
For asset management and arrangement of administrative services, the Company satisfies these performance obligations over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed. The transaction price is the amount of

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. Management fees from these performance obligations for contracts where the Company has discretion over investment decisions are generally calculated by applying a percentage to unaffiliated committed capital, net invested capital under management or NAV and are usually billed quarterly. For many partnerships, fees are based on committed capital during the investment period or net invested capital through the remainder of the partnership term. The management fee base is subject to factors outside the Company’s control and, therefore, estimates of future period management fees are not included in the transaction price, as those estimates would be considered constrained. Advisory fees from these performance obligations for contracts where the Company does not have discretion over investment decisions are generally based upon fixed amounts and are usually billed quarterly.
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

Incentive fees
Contracts with certain customized separate accounts and specialized funds provide incentive fees, which generally range from 5% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets. Investment returns are highly susceptible to market factors and judgments and actions of third parties that are outside of the Company’s control. Accordingly, incentive fees are considered variable consideration in asset management services. Some incentive fees are constrained by a contingency relating to “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents. Any incentive fees considered to be constrained are not recognized until it is probable that a significant reversal will not occur. Incentive fees are typically only required to be returned on a net of tax basis due to a clawback. As such, the tax-related portion of incentive fees is typically not subject to clawback and is, therefore, recognized as revenue immediately upon receipt. The Company estimates the amount and probability of additional future capital contributions to specialized funds and customized separate accounts, which could impact the probability of a significant reversal occurring, when applicable. The additional future capital contributions relate to unfunded commitments or follow-on investment opportunities

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
in underlying portfolio investments. Incentive fees received before the revenue recognition criteria have been met are deferred and recorded within deferred incentive fee revenue in the Consolidated Balance Sheets.

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

HLA is organized as a limited liability company and treated as a “flow-through” entity for income tax purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from certain U.S. state and local taxes and foreign taxes attributable to its operations in foreign jurisdictions. Any taxable income or loss generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI. As a result, the Company does not record income taxes on pre-tax income or loss attributable to the NCI

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
in the general partnerships and HLA, except for certain U.S. state and local taxes and foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income of HLA.

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

Segments

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision makers (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM are its co-chief executive officers. The Company is managed as one reportable segment that provides private market investment solutions. These solutions derive revenues from customers and are offered in formats covering some or all phases of private markets investment programs.
Financial information, annual operational plans and forecasts are reviewed by the CODM at the consolidated entity level. Consolidated net income is the primary measure of performance used by the CODM to establish objectives and allocate resources, with compensation and benefits being reviewed in more detail as a significant expense. Segment profit and loss is presented in the Consolidated Statements of Income, with additional detail provided in Note 11 Compensation and Benefits relating to the significant expenses reviewed by the CODM. The measure of segment assets is not regularly presented to the CODM.

Concentrations of Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and fees receivable. The majority of the Company’s cash, cash equivalents, and restricted cash is held with one major financial institution and exposes the Company to a certain degree of credit risk. Substantially all cash amounts on deposit with major financial institutions exceed Federal Deposit Insurance Corporation insured limits. The concentration of credit risk with respect to fees receivable is generally limited due to the short payment terms extended to clients by the Company.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The Company derives revenues from clients located in the United States and other foreign countries.

The below table presents revenues by geographic location:

	Year Ended March 31,
	2025	2024	2023
United States	$314,608	$224,700	$207,954
Other foreign countries(1)	398,355	329,142	320,799
Total revenues(2)	$712,963	$553,842	$528,753
(1) For the years ended March 31, 2025, 2024 and 2023, no individual foreign country had material attributed revenue.
(2) Revenues are attributed to countries based on location of the client or investor.

The Company recognized approximately 14% of its total revenues for the fiscal year ended March 31, 2025 from one of its evergreen funds and 10% of its total revenues for the fiscal year ended March 31, 2024 from its latest secondary fund.

Dividends and Distributions

Dividends and distributions are reflected in the consolidated financial statements when declared.

3. Revenue

The following tables present revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and advisory fees	2025	2024	2023
Specialized funds	$315,214	$261,012	$196,268
Customized separate accounts	134,400	128,826	117,763
Advisory	22,806	24,229	24,785
Reporting, monitoring, data and analytics	29,244	24,711	24,792
Distribution management	2,619	5,054	2,560
Fund reimbursement revenue	9,581	8,104	5,706
Total management and advisory fees	$513,864	$451,936	$371,874

	Year Ended March 31,
Incentive fees	2025	2024	2023
Specialized funds	$182,092	$89,988	$118,212
Customized separate accounts	16,204	11,918	31,719
Consolidated variable interest entities related:
Specialized funds	803	—	6,948
Total incentive fees	$199,099	$101,906	$156,879

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
4. Investments

Investments consist of the following:

	March 31,
	2025	2024
Equity method investments in Partnerships	$453,636	$408,615
Other equity method investments	386	1,576
Fair value investments	12,190	17,984
Measurement alternative investments	198,142	175,522
Total Investments	$664,354	$603,697

Investments of consolidated VIEs consist of the following:

	March 31,
	2025	2024
Equity method investments in Partnerships	$19,292	$28,575
Fair value investments	77,408	—
Total Investments of Consolidated VIEs	$96,700	$28,575

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

The Company’s equity method investments in Partnerships consist of the following types:

	March 31,
	2025	2024
Primary funds	$35,251	$35,230
Secondary funds	60,545	51,760
Direct investment funds	94,257	93,288
Customized separate accounts	141,088	126,176
Evergreen funds	122,495	102,161
Total equity method investments in Partnerships	$453,636	$408,615

The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for each of the years ended March 31, 2025 and 2024, no individual equity method investment held by the Company met the significance criteria, and, as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The summarized financial information of the Company’s equity method investments in Partnerships is as follows:

	March 31,
	2025	2024
Assets
Investments	$50,486,273	$42,767,080
Other assets	1,242,238	1,717,626
Total assets	$51,728,511	$44,484,706
Liabilities and Partners’ Capital
Debt	$494,430	$203,213
Other liabilities	741,822	477,892
Total liabilities	1,236,252	681,105
Partners’ capital	50,492,259	43,803,601
Total liabilities and partners’ capital	$51,728,511	$44,484,706

	Year Ended March 31,
	2025	2024	2023
Investment income	$870,828	$625,176	$362,176
Expenses	487,339	403,517	281,011
Net investment income	383,489	221,659	81,165
Net realized and unrealized gain	1,690,743	2,672,499	(509,389)
Net income	$2,074,232	$2,894,158	$(428,224)

Fair value investments

The Company recognized a loss of $429 and gains of $130 and $1,434 on fair value investments held as collateral during the years ended March 31, 2025, 2024, and 2023, respectively, and recognized a gain of $429 and losses of $130 and $1,434 on the secured financing liability during the years ended March 31, 2025, 2024 and 2023, respectively. Gains and losses related to fair value assets held as collateral and the secured financing liability are recorded in non-operating gain (loss) in the Consolidated Statements of Income. The cost of the assets held as collateral on the Company’s secured financing was $5,079 and $5,952 as of March 31, 2025 and 2024, respectively.

The Company recognized gains of $20 and $494 and a loss of $89 on Level 3 fair value investments held by consolidated VIEs for the years ended March 31, 2025, 2024 and 2023, respectively. Gains and losses related fair value assets held by consolidated VIEs are recorded in unrealized gain in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Measurement Alternative Investments

The following table summarizes the activity related to the Company’s measurement alternative investments:

	Year Ended March 31,
	2025	2024	2023
Carrying amount, beginning of the year	$175,522	$168,732	$156,100
Adjustments related to equity investments
Purchases	13,853	6,311	37,576
Sales / return of capital	—	(176)	—
Net change in unrealized gain (loss)[1]	8,767	1,177	(24,944)
Net realized loss	—	(522)	—
Carrying amount, end of year	$198,142	$175,522	$168,732
(1) Net change in unrealized gain (loss) consists of fair value adjustments for observable price changes of identical or similar investments or impairments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s measurement alternative investments:

	As of March 31,
	2025	2024	2023
Cumulative gross unrealized gains	$79,002	$70,235	$69,058
Cumulative gross unrealized losses	$(43,289)	$(43,289)	$(43,289)

During the Company’s quarterly impairment assessments for the period ended December 31, 2022, it was determined that a quantitative assessment was required to be performed for one of its investments given a significant decrease in earnings performance and overall economic and market conditions. The assessment indicated that the fair value was less than the carrying value at December 31, 2022. Prior to the impairment recorded, the carrying value of the investment was $74,189. The impairment amount was $43,289 and is included in non-operating (loss) gain in the Consolidated Statements of Income for the year ended March 31, 2023. The fair value was estimated using Level 3 inputs under the market approach with the significant input being the revenue multiple.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
5. Fair Value Measurement

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2025
	Level 1	Level 2	Level 3	NAV (2)	Total
Financial assets:
Fair value investments	$—	$—	$12,190	$—	$12,190
Consolidated VIEs
Fair value investments	—	—	3,916	73,492	77,408
Total financial assets	$—	$—	$16,106	$73,492	$89,598

Financial liabilities:
Secured financing(1)	$—	$—	$12,190	$—	$12,190
Total financial liabilities	$—	$—	$12,190	$—	$12,190

	As of March 31, 2024
	Level 1	Level 2	Level 3	NAV (2)	Total
Financial assets:
Fair value investments	$4,913	$—	$13,071	$—	$17,984
Total financial assets	$4,913	$—	$13,071	$—	$17,984

Financial liabilities:
Secured financing(1)	$—	$—	$13,071	$—	$13,071
Total financial liabilities	$—	$—	$13,071	$—	$13,071
(1) Secured financing is recorded within other liabilities in the Consolidated Balance Sheets.
(2) The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.

The following tables list information regarding all investments recorded at estimated fair value based upon the NAV:

	Fair Value	Unfunded Commitment
Direct investment funds	$13,698	$1,232
Secondary funds	59,794	11,126
	$73,492	$12,358

The investments valued under NAV can only be redeemed through distributions received from the liquidation of the underlying investments, and the timing of distributions is currently indeterminable.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

The following is a reconciliation of fair value investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct credit investments	Direct equity investments	Total investments
Balance as of March 31, 2023	$6,664	$790	$6,774	$14,228
Contributions	167	—	—	167
Distributions	(656)	(798)	—	(1,454)
Net (loss) gain	(656)	8	778	130
Balance as of March 31, 2024	$5,519	$—	$7,552	$13,071
Contributions	—	—	—	—
Distributions	(452)	—	—	(452)
Net (loss) gain	(802)	—	373	(429)
Balance as of March 31, 2025	$4,265	$—	$7,925	$12,190

The following is a reconciliation of investments held by our consolidated VIEs for which significant unobservable inputs (Level 3) were used in determining value:

	Direct credit investments	Direct equity investments	Total investments
Balance as of March 31, 2023	$21,163	$—	$21,163
Contributions	24,787	—	24,787
Distributions	(180)	—	(180)
Net gain	494	—	494
Transfer in(1)	23,117	—	23,117
Transfer out(2)	(69,381)	—	(69,381)
Balance as of March 31, 2024	$—	$—	$—
Contributions	—	4,391	4,391
Distributions	—	(116)	(116)
Net gain	—	20	20
Transfer out(2)	—	(379)	(379)
Balance as of March 31, 2025	$—	$3,916	$3,916
(1) Represents amounts previously recorded at estimated fair value based upon the NAV of the fund utilizing the practical expedient under ASC 820, “Fair Value Measurement.”
(2) Represents assets held by a previously consolidated fund that was deconsolidated.

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows:

	March 31, 2025
			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$4,265	Adjusted NAV	Selected market return	(1.0)%	-	1.4%	(0.7)%
Direct equity investments	$7,925	Adjusted NAV	Selected market return	0.62%			0.62%
Investments of consolidated VIE
Direct equity investments	$3,916	Recent precedent transactions

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

	March 31, 2024
			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average
Private equity funds	$5,519	Adjusted NAV	Selected market return	5.1%	—	19.2%	7.9%
Direct equity investments	$7,552	Market approach	EBITDA multiple	7.50x	—	16.00x	12.14x
		Market approach	Equity multiple	1.6x			1.6x

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

Consolidated Variable Interest Entities

The Company consolidates general partner entities of certain Partnerships and funds in which it is currently the primary beneficiary, which are not wholly-owned by the Company. The assets of the consolidated general partner VIEs represent investments in funds and the assets of the consolidated funds represent cash and investments. The assets may only be used to settle obligations of the respective consolidated VIEs, if any. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. Once the Company no longer qualifies as the primary beneficiary of a consolidated VIE, it deconsolidates all the assets and liabilities of the NCI in the respective Partnership from the Consolidated Balance Sheets and records any remaining interest in the Partnership using the equity method within investments in the Consolidated Balance Sheets. The deconsolidations during the years ended March 31, 2025 and 2024 did not impact the Company’s Consolidated Statements of Income.

Non-consolidated Variable Interest Entities

Certain Partnerships that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As of March 31, 2025, the total remaining unfunded commitments from the Company’s general partner entities to the non-consolidated VIEs was $185,680. Investor commitments are the primary source of financing for the non-consolidated VIEs.

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

The carrying value of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2025	2024
Investments	$256,350	$232,743
Fees receivable	48,601	61,694
Due from related parties	4,723	1,699
Total VIE assets	309,674	296,136
Non-controlling interests	(2,497)	(1,918)
Maximum exposure to loss	$307,177	$294,218

7. Furniture, Fixtures, and Equipment

Furniture, fixtures, and equipment consist of the following:

	March 31,
	2025	2024
Computer hardware and software	$18,179	$14,050
Furniture and fixtures	7,336	5,209
Leasehold improvements	33,317	28,366
Office equipment	3,965	3,649
	62,797	51,274
Less: accumulated depreciation	25,211	18,261
Furniture, fixtures, and equipment, net	$37,586	$33,013

Depreciation expense was $7,583, $6,485 and $5,165 for the years ended March 31, 2025, 2024 and 2023, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
8. Debt

The Company’s debt consisted of the following:

	As of March 31,
	2025			2024
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$93,125	$92,736	6.25%	$96,875	$96,531	7.25%
2020 Multi-Draw Facility	100,000	99,691	3.50%	100,000	99,628	3.50%
Senior Notes	100,000	97,876	5.28%	—	—
Total Debt	$293,125	$290,303		$196,875	$196,159

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

The Term Loan Agreement has a maturity date of July 1, 2029. The Revolving Loan Agreement has a $50,000 borrowing capacity, a maturity date of October 6, 2027, and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100,000 that the Company has fully drawn down. Borrowings accrue interest at a fixed per annum rate of 3.50% and mature on April 1, 2030. The 2022 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $75,000. Borrowings accrue interest at a fixed per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00% and matures on October 1, 2029. As of March 31, 2025, the Company had no borrowings outstanding under the 2022 Multi-Draw Term Loan Agreement.

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

On October 8, 2024, HLA issued $100,000 aggregate principal amount of its 5.28% senior notes due October 15, 2029 (the “Senior Notes”), pursuant to a note purchase agreement (the “Note Purchase Agreement”), among HLA and the institutional purchasers party thereto in a private placement transaction. Interest on the Senior Notes is payable semi-annually in arrears, commencing on April 15, 2025. Interest on the Senior Notes accrues from and including October 8, 2024.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The aggregate minimum principal payments on the Company’s outstanding debt are due as follows:

For the fiscal year ending March 31,
2026	$12,500
2027	21,875
2028	32,500
2029	55,000
2030	158,750
Thereafter	12,500
Total	$293,125

The carrying value of the Company’s Term Loan Agreement as of each of March 31, 2025 and 2024 approximated fair value. The 2020 multi-draw facility had an estimated fair value of $99,305 and $87,611 as of March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company’s outstanding Notes had an estimated fair value of $99,222. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

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
Class B common stock

Holders of Class B common stock are entitled to ten votes for each share held of record on all matters submitted to a vote of stockholders, but have de minimis economic rights. Holders of Class B units of HLA hold shares of Class B common stock at a one-to-one ratio. Class B units (together with the corresponding shares of Class B common stock) may be exchanged for shares of Class A common stock on a one-to-one basis, or, at the Company’s election, for cash in an amount equal to the net proceeds from the sale of shares of Class A common stock equal to the number of shares of Class B common stock being exchanged, subject to certain restrictions.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Shares of Common Stock Outstanding

The following table shows a rollforward of our common stock outstanding:

	Class A	Class B
March 31, 2022	37,280,697	16,033,359
Shares issued (repurchased) in connection with offerings	586,737	(539,237)
Shares issued in connection with ESPP	34,655	—
Shares repurchased for employee tax withholdings	(37,372)	—
Forfeitures	(9,295)	(84,615)
Restricted stock granted	756,497	—
March 31, 2023	38,611,919	15,409,507
Shares issued (repurchased) in connection with offering	1,867,322	(1,744,872)
Shares issued in connection with ESPP	27,179	—
Shares repurchased for employee tax withholdings	(38,557)	—
Forfeitures	(54,595)	—
Restricted stock granted	134,538	—
March 31, 2024	40,547,806	13,664,635
Shares issued (repurchased) in connection with offering	1,562,281	(1,486,223)
Shares issued in connection with ESPP	22,633	—
Shares repurchased for employee tax withholdings	(35,260)	—
Forfeitures	(29,826)	—
Restricted stock granted	1,429,904	—
March 31, 2025	43,497,538	12,178,412

Income and equity allocations to NCI interests are based upon the relative ownership percentage of the consolidated VIE held by non-controlling owners. The reallocation adjustment between HLI stockholders’ equity and NCI in HLA relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.

HLA Operating Agreement

In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, HLA made distributions in excess of required tax distributions to members in an aggregate amount of $46,383, $43,053, and $39,733 for the years ended March 31, 2025, 2024, and 2023, respectively.

February 2025 Offering

In February 2025, the Company and a selling stockholder completed a registered offering of an aggregate of 1,572,536 shares of Class A common stock at a price to the underwriter of $159.00 per share (the “February 2025 Offering”). The shares sold consisted of 10,255 shares held by the selling stockholder and 1,562,281 shares newly issued by the Company. The Company received $248,403 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges by certain members of HLA of a total of 1,486,223 Class B units and 76,058 Class C units. In connection with the exchange of the Class B units, the

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

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

10. Equity Based Compensation

2017 Equity Incentive Plan

The Company has adopted its 2017 Equity Incentive Plan, as amended and restated (the “Plan”), which permits the issuance of up to 10,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance stock, restricted stock units or performance stock units. Awards under the Plan generally vest over four to five years, with options expiring not more than ten years from the date of grant, three months after termination of employment or one year after the date of death or termination due to disability of the grantee. As of March 31, 2025, there were 6,048,176 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after September 5, 2034.

Employee Share Purchase Plan

The Company has adopted its Employee Share Purchase Plan, as amended (“ESPP”), which permits eligible employees to elect to purchase the Company’s Class A common stock via paycheck deductions. The purchase price is 85% of the closing price of the Company’s Class A common stock on the last trading day of each offering period, which begins the first day of each fiscal quarter and ends on the last day of that fiscal quarter. The Company’s initial offering period started January 1, 2019. At inception, there were 1,000,000 shares available for purchase through the ESPP and 834,695 shares were available as of March 31, 2025.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Restricted Stock Awards

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

A summary of restricted stock activity for the year ended March 31, 2025 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2024	363,128	$80.34
Granted	289,728	$138.52
Vested	(129,524)	$78.10
Forfeited	(16,782)	$82.28
March 31, 2025	506,550	$114.15

The weighted-average grant-date fair value per share of restricted stock awarded during the years ended March 31, 2025, 2024 and 2023 was $138.52, $105.48, and $61.36, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2025, 2024 and 2023 was $18,283, $14,122, and $8,029, respectively. As of March 31, 2025, total unrecognized compensation expense related to restricted stock was $54,095 with a weighted-average amortization period of 3.3 years.

The total tax (expense) benefit recognized from share-based compensation for the years ended March 31, 2025, 2024 and 2023 was $867, $(125) and $(115), respectively.

Performance Awards

The Company has granted performance stock awards to certain employees that are subject to both a market-based vesting and a service-based vesting condition (“Performance Awards”). The Performance Awards will vest based upon (i) the market price of HLI Class A common stock achieving certain price thresholds from $150 per share to $230 per share and (ii) continued employment through the date the price target is met (with a minimum of five years of service required after the grant date for vesting). If the price target is met prior to the fifth anniversary of the grant date, the vesting date will be the fifth anniversary of the grant date. Holders of the Performance Awards do not participate in dividends until such awards have met both their market-based and service-based vesting requirements.

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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
A summary of Performance Award activity for the year ended March 31, 2025 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2024	489,150	$29.79
Granted	1,140,176	$130.75
Vested	—	$—
Forfeited	(13,044)	$29.79
March 31, 2025	1,616,282	$101.01

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted September 16, 2024:

September 16, 2024
Grant Date Fair Value	$130.75
Closing share price as of grant date	153.23
Risk Free Rate	3.5%
Volatility(1)	37.5%
Dividend Yield	1.3%
(1) The Company estimates expected volatility based on the historic volatility of its own Class A common stock as well as a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.

As of March 31, 2025, total estimated unrecognized expense related to the unvested Performance Awards was $139,958.
11. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2025	2024	2023
Base compensation and benefits	$208,222	$166,394	$149,318
Incentive fee compensation	34,868	25,477	39,144
Equity-based compensation	31,407	12,133	9,950
Total compensation and benefits	$274,497	$204,004	$198,412

The Company provides defined contribution plans covering eligible employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. The Company makes discretionary and/or matching contributions to the plans, which amounted to $3,215, $4,341, and $2,709 for the years ended March 31, 2025, 2024 and 2023, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
12. Income Tax

The Company’s income before income taxes consisted of the following:

	Year Ended March 31,
	2025	2024	2023
Domestic income before income taxes	$353,992	$276,021	$236,198
Foreign income before income taxes	8,285	5,640	6,412
Total income before income taxes	$362,277	$281,661	$242,610

Components of income tax expense consist of the following:

	Year Ended March 31,
	2025	2024	2023
Current:
Federal	$27,768	$31,551	$28,829
State and local	5,619	4,395	5,075
Foreign	3,041	1,811	1,068
Total current income tax expense	$36,428	$37,757	$34,972
Deferred:
Federal	$14,144	$13,148	$15,073
State and local	(1,760)	3,556	4,694
Foreign	(303)	(7)	686
Total deferred income tax expense	12,081	16,697	20,453
Total income tax expense	$48,509	$54,454	$55,425

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2025	2024	2023
Federal tax at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	1.2%	2.8%	3.4%
Non-controlling interest	(5.6)%	(6.4)%	(6.8)%
Valuation allowance	(4.4)%	1.6%	3.5%
Other	1.2%	0.3%	1.7%
Effective tax rate	13.4%	19.3%	22.8%

The significant components of deferred tax assets and liabilities are as follows:

	Year Ended March 31,
	2025	2024
Deferred tax assets:
Basis difference in HLA	$329,129	$293,824
Tax Receivable Agreement	57,255	57,636
Fixed assets	—	63
Valuation allowance	(79,432)	(90,541)
State taxes	394	141
Other	1,179	764
Total deferred tax assets	$308,525	$261,887

As of March 31, 2025 and 2024, the Company did not have net operating loss carryforwards.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

In connection with the February 2025 Offering and related unit exchanges, the Company recorded a deferred tax asset in the amount of $58,700, which is net of a valuation allowance of $6,507, related to the portion of tax benefits that is more likely than not will not be realized. Additionally, in connection with recording of the deferred tax asset for the February 2025 Offering and related unit exchanges, the Company recorded a payable to related parties pursuant to the tax receivable agreement through equity of $49,029.

The Company believes it is more likely than not that the deferred tax assets (except those identified above) will be realized based on the Company’s forecasted income. The net change in the valuation allowance was a decrease of $11,109.

As of March 31, 2025, 2024, and 2023, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.

The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2025, the Company’s federal income tax returns from 2021 remain open and are subject to examination.

Tax Receivable Agreement

The Company has recorded a liability related to the tax receivable agreement of $240,648 and $201,422 as of March 31, 2025 and 2024, respectively. Payments of $11,924 and $11,123 were made during the years ended March 31, 2025 and 2024, respectively. In the event that the valuation allowance related to tax benefits associated with the tax receivable agreement is released in a future period, an additional estimated payable will be due to the TRA Recipients of $25,264.

13. Earnings per Share

The following table presents the basic earnings per share (“EPS”) for a share of Class A common stock:

	Year Ended March 31,
	2025	2024	2023
Basic net income per share:
Net income attributable to HLI	$217,417	$140,858	$109,120
Impact of changes in carrying amount of redeemable NCI	—	—	3,808
Net income attributable to Class A common stockholders - basic	217,417	140,858	112,928
Denominator
Weighted Average Shares	39,922,212	37,858,177	37,059,654
Basic EPS of Class A common stock	$5.45	$3.72	$3.05

Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to HLI, and, therefore, are not participating shares. As a result, a separate presentation of basic and diluted EPS of Class B common stock under the two-class method has not been included. Shares of the Company’s Class B common stock are, however, considered potentially dilutive to the Class A common stock because the Class B units to which the Class B common stock corresponds are exchangeable for shares of Class A common stock

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
on a one-for-one basis, at which time the share of Class B common stock is surrendered in exchange for a payment of its par value.

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

The following table presents the diluted EPS for a share of Class A common stock:

	Year Ended March 31,
	2025	2024	2023
Numerator
Net income attributable to Class A common stockholders - basic	$217,417	$140,858	$112,928
Adjustments to net income:
Assumed vesting of employee awards	544	90	2
Assumed conversion of Class B and Class C units	—	58,209	48,813
Net income attributable to Class A common stockholders	$217,961	$199,157	$161,743
Denominator
Weighted-average shares of Class A common stock outstanding - basic	39,922,212	37,858,177	37,059,654
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	385,606	82,742	1,773
Assumed conversion of Class B and Class C units	—	15,961,548	16,637,254
Weighted-average shares of Class A common stock outstanding	40,307,818	53,902,467	53,698,681
Diluted EPS of Class A common stock	$5.41	$3.69	$3.01

The following table presents the weighted-average Performance Awards and Class B and Class C units excluded from diluted EPS that would have been antidilutive or for which the market condition has not been achieved as of the period reported:

	Year Ended March 31,
	2025	2024	2023
Outstanding Class B and C units of HLA	14,016,324	—	—
Performance Awards	774,359	489,150	528,282

14. Related-Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Partnerships of $412,952, $350,792, and $270,710 for the years ended March 31, 2025, 2024 and 2023, respectively. The Company earned incentive fees from Partnerships of $193,657, $97,860, and $154,578 for the years ended March 31, 2025, 2024 and 2023, respectively.

Fees receivable from the Partnerships were $156,776 and $91,317 as of March 31, 2025 and 2024, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

15. Supplemental Cash Flow

	Year Ended March 31,
	2025	2024	2023
Cash paid during the year for interest	$10,399	$11,049	$8,467
Cash paid during the year for income taxes	$27,036	$39,758	$50,880
Non-cash operating activities:
Establishment of lease liability in exchange for ROU asset	$5,087	$5,903	$2,346
Deconsolidation of net (assets)/ liabilities held by deconsolidated fund	$(3,568)	$6,095	$—
Other	$311	$—	$—
Non-cash investing activities:
Deconsolidation of investments held by deconsolidated fund	$9,758	$103,990	$—
Transfer of equity method investment in Partnerships from deconsolidated fund	$27,240	$32,018	$—
Conversion of note receivable	$2,161	$—	$550
Establishment of receivable for intangible assets sold	$—	$—	$6,776
Purchase of other equity method investment	$—	$2,000	$—
Non-cash financing activities:
Establishment of payable to related parties pursuant to tax receivable agreement	$49,029	$37,526	$9,299
Dividends declared but not paid	$20,233	$17,628	$15,049
Members’ distributions declared but not paid	$26,810	$23,815	$15,723

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

Incentive Fees

The Partnerships have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,260,277 and $1,221,488, net of amounts attributable to NCI, at March 31, 2025 and 2024, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $315,069 and $305,372 as of March 31, 2025 and 2024, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as the payment is not yet probable.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world, which have remaining lease terms of one year to 14 years. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Year Ended March 31,
	2025	2024	2023
Operating lease costs	$9,275	$8,972	$7,943
Variable lease costs	$1,961	$1,442	$1,475
Cash paid for amounts included in the measurement of operating lease liabilities	$9,012	$8,995	$8,302

Weighted average remaining lease term (in years)	11.6	12.6	13.8
Weighted average discount rate	3.5%	3.5%	3.3%

As of March 31, 2025, the maturities of operating lease liabilities were as follows:

For the fiscal year ending March 31,
2026	$9,211
2027	9,117
2028	8,462
2029	7,668
2030	7,253
Thereafter	53,436
Total lease payments	$95,147
Less: imputed interest	(17,130)
Total operating lease liabilities	$78,017

Commitments

The Company serves as the investment manager of the Partnerships. The general partner or managing member of each Partnership is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Partnerships was $312,215 and $267,734 as of March 31, 2025 and 2024, respectively.

In connection with certain of the Company’s strategic technology investments, a percentage of realized gains will be paid to one of our Co-CEOs for overseeing the initial investments and up to 15% may be paid as a discretionary bonus to other employees as those gains are realized. The Company has an unrealized net gain on strategic investments of $34,058 as of March 31, 2025.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of March 31, 2025, the total amount of outstanding loans at the third-party lender under the EIP was $1,280, and the Company believes the risk of default by an employee to be remote.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
17. Subsequent Event

On May 29, 2025, the Company announced a quarterly dividend of $0.54 per share of Class A common stock to record holders at the close of business on June 20, 2025. The payment date will be July 7, 2025.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2025. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2025.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2025.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2025, which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Trading Arrangements
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).
Item 5.02(e) — Co-Chief Executive Officer Awards
On March 11, 2025, our Board upon recommendation by the Compensation Committee approved the grant of the first in a series of five annual awards of 30,000 shares of time-based restricted stock to each of our Co-CEOs (the “Annual Awards”) after determining that performance conditions for fiscal 2025 had been satisfied. These initial Annual Award grants were made on March 14, 2025. The shares subject to each Annual Award grant will vest in equal installments on the four successive anniversaries of the grant date, subject to the continued employment of the applicable Co-CEO. For the four remaining Annual Awards, a one-year performance period (aligned with our fiscal year) will precede each award date, and the satisfaction of certain performance criteria within that performance period will determine whether a grant is made. Our Compensation Committee will establish these performance criteria and will determine if they have been met.
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

3. Exhibits. See Exhibit Index.

Item 16. Form 10-K Summary
Omitted at the Company’s option.

Exhibit Index

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
4.1	Description of Common Stock of Hamilton Lane Incorporated	10-K	4.1	5/30/19	001-38021
4.2	Form of 5.28% senior notes due October 15, 2029 (included in Exhibit 10.40)	8-K	4.1	10/11/24	001-38021
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/17	001-38021
10.2	Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of February 26, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	S-1	10.2	2/26/18	333-223235
10.3	Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.3	6/14/18	001-38021
10.4	Amendment No. 3 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of May 24, 2023, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.4	5/25/23	001-38021
10.5	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17	001-38021
10.6	Amendment No. 1 to Tax Receivable Agreement, dated December 31, 2020, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and each of the other persons and entities party thereto	10-Q	10.1	2/2/21	001-38021
10.7	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.8	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18	001-38021
10.9	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17	001-38021
10.10	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17	001-38021
10.11†	Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan	DEF 14A	Appendix B	7/25/24	001-38021
10.12†	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan	8-K	10.2	9/5/24	001-38021
10.13†	Form of Director Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan	8-K	10.3	9/5/24	001-38021
10.14†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17	333-215846
10.15†	Form of Performance Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan	8-K	10.4	9/5/24	001-38021
10.16†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18	001-38021
10.17†	Hamilton Lane Incorporated Employee Share Purchase Plan	DEF14A	Appendix A	7/27/18	001-38021
10.18†	Amendment No. 1 to the Hamilton Lane Incorporated Employee Share Purchase Plan	10-Q	10.1	8/4/20	001-38021
10.19†	Amendment No. 2 to the Hamilton Lane Incorporated Employee Share Purchase Plan	10-K	10.19	5/25/23	001-38021
10.20†	Amendment No. 3 to the Hamilton Lane Incorporated Employee Share Purchase Plan					X
10.21†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17	333-215846
10.22○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.1	8/6/24	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.23	First Amendment to Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	3/25/20	001-38021
10.24	Second Amendment to Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.1	11/4/20	001-38021
10.25	Third Amendment to Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	4/27/21	001-38021
10.26○	Fourth Amendment to Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/26/22	001-38021
10.27○	Fifth Amendment to Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.5	10/11/24	001-38021
10.28○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.2	8/6/24	001-38021
10.29	First Amendment to Revolving Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	3/25/20	001-38021
10.30	Second Amendment to Revolving Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.2	11/4/20	001-38021
10.31○	Third Amendment to Revolving Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/26/22	001-38021
10.32○	Fourth Amendment to Revolving Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/11/24	001-38021
10.33○	Multi-Draw Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	3/25/20	001-38021

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
10.34	First Amendment to Multi-Draw Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.3	11/4/20	001-38021
10.35	Second Amendment to Multi-Draw Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	4/27/21	001-38021
10.36	Third Amendment to Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/26/22	001-38021
10.37○	Fourth Amendment to Multi-Draw Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/11/24	001-38021
10.38○	Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	10/26/22	001-38021
10.39○	First Amendment to Multi-Draw Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/11/24	001-38021
10.40○	Note Purchase Agreement, dated October 8, 2024, among Hamilton Lane Advisors, L.L.C. and the purchasers party thereto	8-K	10.1	10/11/24	001-38021
10.41†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17	001-38021
10.42○	Investment Agreement, dated March 29, 2021, by and between Russell Investments Group, Ltd. and Hamilton Lane Advisors, L.L.C.	10-K	10.31	5/27/21	001-38021
19.1	Hamilton Lane Incorporated Insider Trading Policies and Procedures	10-K	19.1	5/23/24	001-38021
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Hamilton Lane Incorporated Compensation Recovery Policy	10-K	97.1	5/23/24	001-38021
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of May, 2025.

HAMILTON LANE INCORPORATED

By:	/s/ Erik R. Hirsch
Name: Erik R. Hirsch
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 30th day of May, 2025.

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