Form 10-Q
period 2025-06-30
Hamilton Lane INC
filed 2025-08-05
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 1, 2025, there were 43,500,459 shares of the registrant’s Class A common stock, par value $0.001, and 12,178,412 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Available Information
Our website is located at www.hamiltonlane.com, and the Shareholders page of our website is located at https://shareholders.hamiltonlane.com. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and file or furnish reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on the Shareholders page of our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We also make certain corporate governance documents available on the Shareholders page of our website, including board committee charters and our code of conduct and ethics. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on the Shareholders page of our website. We may use our website (www.hamiltonlane.com), including pages therein related to our various strategies and funds, and LinkedIn account as channels of distribution of Company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels, in addition to following our press releases, SEC filings and public conference calls and webcasts. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases as part of the Shareholders page of our website. Investors and others can receive notifications of new information posted on the Shareholders page of our website in real time by subscribing to email alerts.
The contents of our website are not incorporated by reference into this Form 10-Q or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan” and similar expressions, or the negative version of these words or other comparable words, are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including: the historical performance of our investments should not be considered as indicative of future results or future returns on our Class A common stock; our ability to identify available and suitable investment opportunities for our clients; competition for access to investment funds and other investments we make for our clients is intense; customized separate account and advisory account fee revenue is not a long-term contracted source of revenue and is subject to intense competition; our failure to appropriately deal with conflicts of interest; our ability to retain our senior management team and attract additional qualified investment professionals; our ability to expand our business and formulate new business strategies; our ability to manage our obligations under our debt agreements; volatile market, economic and geopolitical conditions can adversely affect our business and the investments made by our funds or accounts; defaults by clients and third-party investors on their obligations to fund commitments; our ability to comply with the investment guidelines set by our clients; the exercise of redemption or repurchase rights by investors in certain of our funds; extensive government regulation, compliance failures and changes in law or regulation could adversely affect us; our ability to maintain our desired fee structure; failure to maintain the security of our information technology networks, or those of our third-party service providers, or data security breaches; our only material asset is our interest in Hamilton Lane Advisors, L.L.C., and we are accordingly dependent upon distributions from such entity to pay dividends, taxes and other expenses.
The foregoing list of factors is not exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other periodic filings. For more information regarding these risks and uncertainties as well as additional risks we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (our “2025 Form 10-K”) and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Form 10-Q are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2025	March 31, 2025

Assets
Cash and cash equivalents	$263,347	$229,161
Restricted cash	6,257	6,331
Fees receivable	158,061	181,411
Prepaid expenses	10,595	11,258
Due from related parties	20,093	16,217
Furniture, fixtures and equipment, net	36,828	37,586
Lease right-of-use assets, net	59,849	61,413
Investments	674,453	664,354
Deferred income taxes	301,970	308,525
Other assets	29,824	28,827
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	52,533	48,112
Investments	188,075	96,700
Other assets	153	460
Total assets	$1,802,038	$1,690,355
Liabilities and equity
Accounts payable	$6,508	$5,469
Accrued compensation and benefits	64,208	48,556
Accrued members’ distributions	23,845	26,810
Accrued dividend	22,342	20,233
Debt	288,582	290,303
Payable to related parties pursuant to tax receivable agreement	240,648	240,648
Lease liabilities	76,910	78,017
Other liabilities (includes $11,825 and $12,190 at fair value)	57,631	55,502
Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	25,077	—
Other liabilities	1,241	922
Total liabilities	$806,992	$766,460

Commitments and contingencies (Note 15)

Class A common stock, $0.001 par value, 300,000,000 authorized; 43,501,270 and 43,497,538 issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	44	43
Class B common stock, $0.001 par value, 50,000,000 authorized; 12,178,412 issued and outstanding as of each of June 30, 2025 and March 31, 2025	12	12
Additional paid-in-capital	271,691	261,856
Accumulated other comprehensive (loss) income	140	(141)
Retained earnings	486,914	455,511
Total Hamilton Lane Incorporated stockholders’ equity	$758,801	$717,281
Non-controlling interests in Partnerships	6,185	6,024
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	189,252	176,731
Non-controlling interests in Consolidated Funds	40,808	23,859
Total equity	$995,046	$923,895
Total liabilities and equity	$1,802,038	$1,690,355
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2025	2024
Revenues
Management and advisory fees	$133,696	$139,962
Incentive fees	42,262	56,769
Total revenues	175,958	196,731
Expenses
Compensation and benefits	69,556	78,435
General, administrative and other	28,943	28,373
Consolidated Funds and Partnerships:
General, administrative and other	484	312
Total expenses	98,983	107,120
Other income (expense)
Equity in income of investees	9,439	7,389
Interest expense	(3,856)	(2,947)
Interest income	2,794	765
Non-operating gain, net	447	9,814
Consolidated Funds and Partnerships:
Equity in income of investees	871	928
Net gain	8,539	1,197
Interest income	240	17
Total other income (expense)	18,474	17,163
Income before income taxes	95,449	106,774
Income tax expense	18,379	19,687
Net income	77,070	87,087
Less: Income attributable to non-controlling interests in Partnerships	142	346
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,721	27,645
Less: Income attributable to non-controlling interests in Consolidated Funds	1,462	132
Net income attributable to Hamilton Lane Incorporated	$53,745	$58,964

Basic earnings per share of Class A common stock	$1.30	$1.49
Diluted earnings per share of Class A common stock	$1.28	$1.47
Dividends declared per share of Class A common stock	$0.54	$0.49

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2025	2024
Net income	$77,070	$87,087
Other comprehensive income, net of tax
Foreign currency translation	367	$—
Total other comprehensive income, net of tax	$367	$—
Comprehensive income	77,437	87,087
Less:
Comprehensive income attributable to non-controlling interests in Partnerships	142	346
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,807	27,645
Comprehensive income attributable to non-controlling interests in Consolidated Funds	1,462	132
Total comprehensive income attributable to Hamilton Lane Incorporated	$54,026	$58,964
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2025	$43	$12	$261,856	$(141)	$455,511	$6,024	$176,731	$23,859	$923,895
Net income	—	—	—	—	53,745	142	21,721	1,462	77,070
Other comprehensive income	—	—	—	281	—	—	86	—	367
Equity-based compensation	—	—	9,804	—	—	—	2,995	—	12,799
Purchase and retirement of Class A stock for tax withholding	—	—	(5)	—	—	—	(2)	—	(7)
Dividends declared	—	—	—	—	(22,342)	—	—	—	(22,342)
Capital contributions from non-controlling interests, net	—	—	—	—	—	19	—	15,487	15,506
Member distributions	—	—	—	—	—	—	(13,058)	—	(13,058)
Employee Share Purchase Plan share issuance	1	—	624	—	—	—	191	—	816
Equity reallocation between controlling and non-controlling interests	—	—	(588)	—	—	—	588	—	—
Balance at June 30, 2025	$44	$12	$271,691	$140	$486,914	$6,185	$189,252	$40,808	$995,046

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2024	$41	$14	$208,402	$—	$316,696	$5,043	$145,762	$—	$675,958
Net income	—	—	—	—	58,964	346	27,645	132	87,087
Equity-based compensation	—	—	2,372	—	—	—	851	—	3,223
Purchase and retirement of Class A stock for tax withholding	—	—	(388)	—	—	—	(139)	—	(527)
Dividends declared	—	—	—	—	(19,451)	—	—	—	(19,451)
Capital contributions from non-controlling interests, net	—	—	—	—	—	—	—	4,500	4,500
Member distributions	—	—	—	—	—	—	(14,609)	—	(14,609)
Employee Share Purchase Plan share issuance	—	—	478	—	—	—	171	—	649
Equity reallocation between controlling and non-controlling interests	—	—	(765)	—	—	—	765	—	—
Balance at June 30, 2024	$41	$14	$210,099	$—	$356,209	$5,389	$160,446	$4,632	$736,830

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2025	2024
Operating activities:
Net income	$77,070	$87,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,528	2,313
Change in deferred income taxes	6,555	2,586
Change in payable to related parties pursuant to tax receivable agreement	—	(1,076)
Equity-based compensation	12,799	3,223
Equity in income of investees	(9,439)	(7,389)
Fair value adjustment of other investments	(413)	(8,739)
Proceeds received from Funds	10,141	6,062
Non-cash lease expense	2,734	2,088
Other	321	198
Changes in operating assets and liabilities:
Fees receivable	23,350	(32,808)
Prepaid expenses	663	3,579
Due from related parties	(3,876)	(6,049)
Other assets	(1,423)	(70)
Accounts payable	1,039	178
Accrued compensation and benefits	15,652	32,257
Lease liability	(2,277)	(2,233)
Other liabilities	2,327	69
Consolidated Funds and Partnerships:
Net unrealized gain on investment	(8,574)	(901)
Equity in income of investees	(871)	(928)
Change in other assets and liabilities	626	296
Net cash provided by operating activities	$128,932	$79,743
Investing activities:
Purchase of furniture, fixtures and equipment	(1,344)	(1,506)
Purchase of investments	—	(5,001)
Distributions received from Funds	2,355	9,231
Contributions to Funds	(13,202)	(10,410)
Consolidated Funds and Partnerships:
Purchase of investments	(81,616)	(2,282)
Cash from consolidating Funds	—	12,100
Net cash (used in) provided by investing activities	$(93,807)	$2,132

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2025	2024
Financing activities:
Repayments of long-term debt	$(1,875)	$(625)
Repurchase of Class A common stock for employee tax withholding	(7)	(527)
Proceeds received from issuance of shares under Employee Share Purchase Plan	816	649
Dividends paid	(20,233)	(17,628)
Members’ distributions paid	(16,023)	(16,787)
Consolidated Funds and Partnerships:
Contributions from non-controlling interests in Partnerships	111	—
Distributions to non-controlling interests in Partnerships	(92)	—
Contributions from non-controlling interests in Consolidated Funds	40,564	4,500
Net cash provided by (used in) financing activities	$3,261	$(30,418)
Effect of exchange rate changes on cash and cash equivalents	147	—
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	38,533	51,457
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at beginning of the period	283,604	119,619
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at end of the period	$322,137	$171,076

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Funds and Partnerships to the Condensed Consolidated Balance Sheets:
	As of June 30,
	2025	2024
Cash and cash equivalents	$263,347	$151,663
Restricted cash	6,257	4,799
Cash and cash equivalents held at Consolidated Funds and Partnerships	52,533	14,614
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	$322,137	$171,076
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization

Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest (“NCI”) related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of each of June 30, 2025 and March 31, 2025, HLI held approximately 76.6% of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services to design, build and manage private markets portfolios. HLA generates revenues primarily from management and advisory fees, comprised of specialized fund and customized separate account management fees, advisory and reporting fees and distribution management fees and, to a lesser extent, incentive fees, comprised of carried interest earned from our specialized funds and certain customized separate accounts structured as single-client funds in which we have a general partner commitment, and performance fees earned on certain other specialized funds and customized separate accounts. HLA sponsors the formation, and serves as the general partner, managing member and/or investment manager, of various specialized funds and certain single client separate account entities (“Funds”) that acquire interests in third-party managed investment funds that make private markets and related investments or otherwise invest directly in such investments. The Company, which includes certain subsidiaries that serve as the general partner or managing member of the Funds, may invest its own capital in the Funds and generally makes all investment and/or operating decisions for the Funds. HLA operates several wholly owned entities through which it conducts its foreign operations.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information including the accounts of the Company, its wholly owned subsidiaries, and entities that the Company controls, for which all intercompany transactions and balances have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Consolidation

The Company consolidates Funds (“Consolidated Funds”) and general partner entities that are not wholly-owned (“Partnerships”) over which it exercises control either by holding majority voting interests or as the primary beneficiary, possessing both decision making authority and the right to receive economic benefits. The Consolidated Funds and Partnerships are included in the Company’s consolidated financial statements. The portion of the Consolidated Funds and Partnerships owned by third parties is presented as non-controlling interests in the Condensed Consolidated Balance Sheets and income attributable to non-controlling interests in the Condensed Consolidated Statements of Income.

The assets of the Partnerships represent investments in Funds and the assets of the Consolidated Funds generally represent cash and investments. The assets may only be used to settle obligations of the respective Consolidated Fund or Partnership, if any. In addition, there is no recourse to the Company for the consolidated liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. Once the Company no longer qualifies as the primary beneficiary or holds a majority voting interest, it deconsolidates all the assets and liabilities of the respective Partnership or Fund from the Condensed Consolidated Balance Sheets and records any remaining interest in the entity using the equity method within investments in the Condensed Consolidated Balance Sheets.

At each reporting date, the Company determines whether any reconsideration events have occurred that require it to revisit the consolidation analysis and will consolidate or deconsolidate accordingly.

See Note 6 for additional disclosures on variable interest entities (“VIE”).

Accounting for Differing Fiscal Periods

The Funds primarily have a fiscal year end as of December 31, and the Company accounts for its investments in the Funds using a three-month lag due to the timing of financial information received from the investments held by the Funds. The Funds primarily invest in private equity funds, which generally require at least 90 days following the calendar year end to present audited financial statements.

The results of the Consolidated Funds are reported on a three-month lag, due to the timing of the receipt of related financial statements.

The Company records its share of capital contributions to and distributions from the Funds in investments in the Condensed Consolidated Balance Sheets during the three-month lag period.

The Company’s revenue earned from Funds, including both management and advisory fee revenue and incentive fee revenue, is not accounted for on a lag.

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

Categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For a portion of our investments, net asset value per share (“NAV”) (or its equivalent) is utilized to measure fair value. These investments are considered investment companies, or are the equivalent of investment companies, as they carry all investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Investments valued using NAV are excluded from the fair value hierarchy. See Note 5 for further information.

The carrying amount of cash and cash equivalents, fees receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments.

Recent Accounting Pronouncements

In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU incorporate 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification. The amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The amendments will be applied retrospectively to all prior periods presented in the condensed consolidated financial statements. The Company is currently assessing the impact of the new requirements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Income-Expense Disaggregation Disclosures, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the impact of the new requirements.

Segments

Financial information, annual operational plans and forecasts are reviewed by the CODM at the consolidated entity level. Consolidated net income is the primary measure of performance used by the CODM to establish objectives and allocate resources, with compensation and benefits being reviewed in more detail as a significant expense. Segment profit and loss is presented in the Condensed Consolidated Statements of Income, with additional detail provided in Note 10 Compensation and Benefits relating to the significant expenses reviewed by the CODM. The measure of segment assets is not regularly presented to the CODM.

3. Revenue

The following tables present revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and advisory fees	2025	2024
Specialized funds	$82,745	$89,792
Customized separate accounts	34,575	33,453
Advisory	5,486	5,911
Reporting, monitoring, data and analytics	8,394	6,994
Distribution management	975	498
Fund reimbursement revenue	1,521	3,314
Total management and advisory fees	$133,696	$139,962

	Three Months Ended June 30,
Incentive fees	2025	2024
Specialized funds	$38,209	$52,054
Customized separate accounts	4,053	4,715
Total incentive fees	$42,262	$56,769

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments

Investments consist of the following:

	June 30, 2025	March 31, 2025
Equity method investments in Funds	$463,938	$453,636
Other equity method investments	135	386
Fair value investments	11,825	12,190
Measurement alternative investments	198,555	198,142
Total Investments	$674,453	$664,354

Investments of Consolidated Funds and Partnerships consist of the following:

	June 30, 2025	March 31, 2025
Equity method investments in Funds	$20,256	$19,292
Fair value investments	167,819	77,408
Total Investments of Consolidated Funds and Partnerships	$188,075	$96,700

Equity method investments

The Company’s equity method investments in Funds represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments vary by Fund. The Company has a 1% interest in substantially all of the Funds. The Company’s other equity method investments represent its ownership in a technology company to develop an AI-powered investment assistant for private markets.

Fair value investments

The Company’s fair value investments represent investments held by Consolidated Funds and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The cost of the assets held as collateral was $4,853 and $5,079 as of June 30, 2025 and March 31, 2025, respectively. Unrealized gains and losses from investments held by Consolidated Funds are recorded in net gain in the Condensed Consolidated Statements of Income. Gains and losses related to fair value assets held as collateral and the secured financing liability are recorded in non-operating gain, net in the Condensed Consolidated Statements of Income.

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

The Company recognized a loss of $151 and a gain of $948 on fair value investments held as collateral during the three months ended June 30, 2025 and 2024, respectively, which are recorded in non-operating gain, net. The Company recognized a gain of $151 and a loss of $948 on the secured financing liability during the three months ended June 30, 2025 and 2024, respectively, that are recorded in non-operating gain, net in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company recognized no gain or loss during the three months ended June 30, 2025 and a loss of $7 during the three months ended June 30, 2024 on Level 3 fair value investments held by Consolidated Funds. Gains and losses related to fair value assets held by Consolidated Funds are recorded in net gain in the Condensed Consolidated Statements of Income.

Measurement Alternative Investments

The following table summarizes the activity related to the Company’s measurement alternative investments:

	Three Months Ended June 30,
	2025	2024
Carrying amount beginning of the period	$198,142	$175,522
Adjustments related to equity investments:
Purchases	—	5,001
Sales / return of capital	—	—
Net change in unrealized gain[1]	413	8,399
Net realized loss	—	—
Carrying amount, end of period	$198,555	$188,922
(1) Net change in unrealized gain consists of fair value adjustments for observable price changes of identical or similar investments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s measurement alternative investments:

	June 30, 2025	March 31, 2025
Cumulative gross unrealized gains	$79,415	$79,002
Cumulative gross unrealized losses	$(43,289)	$(43,289)

5. Fair Value Measurements

The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of June 30, 2025
	Level 1	Level 2	Level 3	NAV(1)	Total
Financial assets:
Fair value investments	$—	$—	$11,825	$—	$11,825
Consolidated Funds
Fair value investments	56,249	—	2,000	109,570	167,819
Total financial assets	$56,249	$—	$13,825	$109,570	$179,644

Financial liabilities:
Secured financing(2)	$—	$—	$11,825	$—	$11,825
Total financial liabilities	$—	$—	$11,825	$—	$11,825

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	As of March 31, 2025
	Level 1	Level 2	Level 3	NAV(1)	Total
Financial assets:
Fair value investments	$—	$—	$12,190	$—	$12,190
Consolidated Funds
Fair value investments	—	—	3,916	73,492	77,408
Total financial assets	$—	$—	$16,106	$73,492	$89,598

Financial liabilities:
Secured financing(2)	$—	$—	$12,190	$—	$12,190
Total financial liabilities	$—	$—	$12,190	$—	$12,190
(1) The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.
(2) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheets.

The following tables list information regarding all investments recorded at estimated fair value based upon the NAV:

	Fair Value	Unfunded Commitment
Direct investment funds	$20,916	$2,142
Secondary funds	88,654	19,795
	$109,570	$21,937

The investments valued under NAV can only be redeemed through distributions received from the liquidation of the underlying investments, and the timing of distributions is currently indeterminable.

The following is a reconciliation of fair value investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct equity investments	Total investments
Balance as of March 31, 2025	$4,265	$7,925	$12,190
Distributions	(6)	(208)	(214)
Net gain (loss)	323	(474)	(151)
Balance as of June 30, 2025	$4,582	$7,243	$11,825

	Private equity funds	Direct equity investments	Total investments
Balance as of March 31, 2024	$5,519	$7,552	$13,071
Distributions	(148)	—	(148)
Net (loss) gain	(342)	1,290	948
Balance as of June 30, 2024	$5,029	$8,842	$13,871

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following is a reconciliation of investments held by our Consolidated Funds and Partnerships for which significant unobservable inputs (Level 3) were used in determining value:

Direct equity investments
Balance as of March 31, 2025	$3,916
Transfer out (1)	(1,916)
Balance as of June 30, 2025	$2,000
(1) An equity investment was transferred out of Level 3 as a result of utilizing NAV to estimate fair value.

Direct credit investments
Balance as of March 31, 2024	$—
Contributions	386
Net gain/(loss)	(7)
Balance as of June 30, 2024	$379

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of June 30, 2025:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average

Private equity funds	$4,582	Adjusted NAV	Selected market return	6.1%	-	7.8%	7.6%
Direct equity investments	$7,243	Adjusted NAV	Selected market return	5.7%	-	6.6%	5.9%
Investments of Consolidated Funds
Direct equity investments	$2,000	Recent precedent transactions

For the significant unobservable inputs listed in the table above, a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively.

6. Variable Interest Entities

The Company holds variable interests in entities that are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause by simple majority vote (i.e., do not have substantive “kick out” or “liquidation” rights). The Company’s variable interest in such entities is in the form of direct equity interests in the Funds in which it also serves as the general partner or managing member. In the Company’s role as general partner or managing member, it generally considers itself the sponsor of the applicable Funds and makes all investment and operating decisions. The Company consolidates VIEs in which it is determined that the Company is the primary beneficiary.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Consolidated Variable Interest Entities

The following table presents the assets and liabilities of consolidated VIEs that are included in the Condensed Consolidated Balance Sheets .

	June 30, 2025	March 31, 2025
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	$36,679	$48,112
Investments	178,566	96,700
Other assets	153	460
Total assets	215,398	145,272

Liabilities of Consolidated Funds and Partnerships:
Other liabilities	$1,162	$922
Total liabilities	$1,162	$922

Non-consolidated Variable Interest Entities

Certain Funds that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As of June 30, 2025, the total remaining unfunded commitments to the non-consolidated VIEs was $153,651. Investor commitments are the primary source of financing for the non-consolidated VIEs.

The maximum exposure to loss represents the potential loss of assets recognized by the Company relating to these non-consolidated VIEs. The Company believes that its maximum exposure to loss is limited because it establishes separate limited liability or limited partnership entities to serve as the general partner or managing member of the Funds.

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30, 2025	March 31, 2025
Investments	$252,529	$256,350
Fees receivable	57,201	48,601
Due from related parties	6,173	4,723
Total VIE Assets	315,903	309,674
Less: Non-controlling interests	(2,331)	(2,497)
Maximum exposure to loss	$313,572	$307,177

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Debt

The Company’s debt consisted of the following:

	As of June 30, 2025			As of March 31, 2025
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$91,250	$90,883	6.25%	$93,125	$92,736	6.25%
2020 Multi-Draw Facility	100,000	99,707	3.50%	100,000	99,691	3.50%
Senior Notes	100,000	97,992	5.28%	100,000	97,876	5.28%
Total Debt	$291,250	$288,582		$293,125	$290,303

The carrying value of the Company’s outstanding debt as of June 30, 2025 and March 31, 2025 approximated fair value.

8. Equity

The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2025:

	Class A Common Stock	Class B Common Stock
March 31, 2025	43,497,538	12,178,412
Shares issued pursuant to Employee Share Purchase Plan	6,760	—
Forfeitures	(3,010)	—
Shares repurchased for employee tax withholdings	(18)	—
June 30, 2025	43,501,270	12,178,412

9. Equity Based Compensation

Restricted Stock Awards

A summary of restricted stock activity for the three months ended June 30, 2025 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2025	506,550	$114.15
Vested	(288)	$82.72
Forfeited	(3,010)	$118.53
June 30, 2025	503,252	$114.12

As of June 30, 2025, total unrecognized compensation expense related to restricted stock awards was $49,158.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Performance Awards

A summary of performance award activity for the three months ended June 30, 2025 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2025	1,616,282	$101.01
Granted	—	$—
Forfeited	—	$—
June 30, 2025	1,616,282	$101.01

As of June 30, 2025, total estimated unrecognized expense related to the unvested performance awards was $131,819.

10. Compensation and Benefits

The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2025	2024
Base compensation and benefits	$53,515	$61,020
Incentive fee compensation	3,242	14,192
Equity-based compensation	12,799	3,223
Total compensation and benefits	69,556	78,435

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

The Company’s effective tax rates were 19.3% and 18.4% for the three months ended June 30, 2025 and 2024, respectively. The effective tax rates were different from the statutory tax rates due to income allocated to NCI.

As of June 30, 2025, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced the intent to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. As of June 30, 2025, the Company is not subject to the Pillar Two model rules and will continue to monitor legislative developments and the potential impact on future periods.

12. Earnings per Share

The following table presents the basic earnings per share (“EPS”) for a share of Class A common stock:

	Three Months Ended June 30,
	2025	2024
Net income attributable to HLI	$53,745	$58,964
Weighted Average Shares	41,374,860	39,695,677
Basic EPS of Class A common stock	$1.30	$1.49

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

The following table presents the diluted EPS for a share of Class A common stock:

	Three Months Ended June 30,
	2025	2024
Numerator
Net income attributable to Class A common stockholders - basic	$53,745	$58,964
Adjustments to net income:
Assumed vesting of employee awards	130	51
Assumed conversion of Class B and Class C units	15,906	20,674
Net income attributable to Class A common stockholders	$69,781	$79,689
Denominator
Weighted-average shares of Class A common stock outstanding - basic	41,374,860	39,695,677
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	437,895	132,294
Assumed conversion of Class B and Class C units	12,659,494	14,221,775
Weighted-average shares of Class A common stock outstanding	54,472,249	54,049,746
Diluted EPS of Class A common stock	$1.28	$1.47

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

	Three Months Ended June 30,
Shares	2025	2024
Performance Awards	1,298,878	476,106

13. Related Party Transactions

The Company considers its employees, directors, and equity method investments to be related parties.

Revenue and Receivables

The Company earned management and advisory fees from Funds of $107,486 and $115,048 for the three months ended June 30, 2025 and 2024, respectively. The Company earned incentive fees from Funds of $40,921 and $55,320 for the three months ended June 30, 2025 and 2024, respectively.

Fees receivable from the Funds were $136,375 and $156,776 as of June 30, 2025 and March 31, 2025, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.

14. Supplemental Cash Flow

	Three Months Ended June 30,
	2025	2024
Non-cash operating activities:
Establishment of lease liability in exchange for right of use asset	$—	$1,484
Non-cash investing activities:
Investments purchased by Consolidated Fund	$—	$8,200
Non-cash financing activities:
Dividends declared but not paid	$22,342	$19,451
Member distributions declared but not paid	$23,845	$21,638

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

Incentive Fees

The Funds have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,309,480 and $1,260,277, net of amounts attributable to NCI, at June 30, 2025 and March 31, 2025, respectively.

If the Company ultimately receives the unrecognized carried interest, a total of $327,370 and $315,069 as of June 30, 2025 and March 31, 2025, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

Leases

The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended June 30,
	2025	2024
Operating lease costs	$2,324	$2,206
Variable lease costs	$524	$407
Cash paid for amounts included in the measurement of operating lease liabilities	$2,277	$2,233

	June 30, 2025	March 31, 2025
Weighted average remaining lease term (in years)	11.3	11.6
Weighted average discount rate	3.5%	3.5%

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

As of June 30, 2025, the maturities of operating lease liabilities were as follows:

Remainder of FY2026	$7,049
FY2027	9,269
FY2028	8,571
FY2029	7,724
FY2030	7,299
Thereafter	53,514
Total lease payments	$93,426
Less: imputed interest	(16,516)
Total operating lease liabilities	$76,910

Commitments

The Company serves as the investment manager of the Funds. The general partner or managing member of each Fund is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Funds was $264,668 and $312,215 as of June 30, 2025 and March 31, 2025, respectively.

In connection with certain of the Company’s strategic technology investments, a percentage of realized gains will be paid to one of our Co-CEOs for overseeing the initial investments and up to 15% may be paid as a discretionary bonus to other employees as those gains are realized. The Company has an unrealized net gain on strategic investments of $34,221 as of June 30, 2025.

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed Funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of June 30, 2025, the total amount of outstanding loans at the third-party lender under the EIP was $1,196, and the Company believes the risk of default by an employee to be remote.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

16. Subsequent Events

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA contains several provisions revising the U.S. federal corporate income tax by, among other things, extending many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring favorable tax treatment for certain business provisions. We are still evaluating the impact of these provisions on our financial statements.

Dividend Declared

On August 5, 2025, the Company announced a quarterly dividend of $0.54 per share of Class A common stock to record holders at the close of business on September 19, 2025. The payment date will be October 6, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Form 10-K for a more complete understanding of our financial position and results of operations.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2025 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2025 and fiscal 2024 are to our fiscal years ended March 31, 2025, and 2024, respectively.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, real assets, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $100.1 billion of our assets under management (“AUM”) as of June 30, 2025.
•Specialized Funds: We organize, invest and manage commingled specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised $40.8 billion of our AUM as of June 30, 2025.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $845.3 billion of assets under advisement (“AUA”) as of June 30, 2025.

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
Our client and investor base is broadly diversified by type, size and geography. Our client base ranges from those seeking to make an initial investment in alternative assets to some of the world’s largest and most sophisticated private markets investors. As we offer a highly customized, flexible service, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth and U.S. state pension funds. In addition, we believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve numerous smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and high-net-worth individuals.
Key Financial and Operating Measures
Our key financial measures are discussed below.
Revenues
We generate revenues primarily from management and advisory fees and incentive fees.
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
Incentive fees comprise carried interest earned from our specialized funds and certain customized separate accounts structured as single-client funds in which we have a commitment, and performance fees earned on certain other specialized funds and customized separate accounts.
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
We have commitments in our specialized funds and certain customized separate accounts that invest solely in primary funds, secondary funds and direct investments, as well as those that invest across investment types. Equity in income of investees will increase or decrease as the change in underlying fund investment valuations increases or decreases. Since our direct investment funds invest in underlying portfolio companies, their quarterly and annual valuation changes are more affected by individual company movements than our primary and secondary funds that have exposures across multiple portfolio companies in underlying private markets funds. Our specialized funds and customized separate accounts invest across industries, strategies and geographies, and therefore our investments do not include any significant concentrations in a specific sector or area outside the United States.
Interest expense includes interest paid and accrued on our outstanding debt, along with the amortization of deferred financing costs, amortization of original issue discount and the write-off of deferred financing costs due to the repayment of previously outstanding debt.
Interest income is income earned on cash and cash equivalents.
Non-operating gain, net consists primarily of gains and losses on certain investments, changes in liability under the tax receivable agreement and other non-recurring or non-cash items.

Other income (expense) of Consolidated Funds and Partnerships consists of earnings from funds in which consolidated general partner entities, that are not wholly-owned by us, have commitments as well as interest income, unrealized gains on investments and interest expense on Consolidated Funds.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA contains several provisions revising the U.S. federal corporate income tax by, among other things, extending many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring favorable tax treatment for certain business provisions. We are still evaluating the impact of these provisions on our financial statements.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2025 and 2024. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
(in thousands)	2025	2024
Revenues
Management and advisory fees	$133,696	$139,962
Incentive fees	42,262	56,769
Total revenues	175,958	196,731
Expenses
Compensation and benefits	69,556	78,435
General, administrative and other	28,943	28,373
Consolidated Funds and Partnerships:
General, administrative and other	484	312
Total expenses	98,983	107,120
Other income (expense)
Equity in income of investees	9,439	7,389
Interest expense	(3,856)	(2,947)
Interest income	2,794	765
Non-operating gain, net	447	9,814
Consolidated Funds and Partnerships:
Equity in income of investees	871	928
Net gain	8,539	1,197
Interest income	240	17
Total other income (expense)	18,474	17,163
Income before income taxes	95,449	106,774
Income tax expense	18,379	19,687
Net income	77,070	87,087
Less: Income attributable to non-controlling interests in Partnerships	142	346
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,721	27,645
Less: Income attributable to non-controlling interests in Consolidated Funds	1,462	132
Net income attributable to Hamilton Lane Incorporated	$53,745	$58,964

Revenues
The following table shows total revenues of the Company:

	Three Months Ended June 30,		Total Change
(in thousands)	2025	2024
Revenues
Management and advisory fees
Specialized funds	$82,745	$89,792	$(7,047)
Customized separate accounts	34,575	33,453	1,122
Advisory	5,486	5,911	(425)
Reporting, monitoring, data and analytics	8,394	6,994	1,400
Distribution management	975	498	477
Fund reimbursement revenue	1,521	3,314	(1,793)
Total management and advisory fees	133,696	139,962	(6,266)
Incentive fees
Specialized funds	38,209	52,054	(13,845)
Customized separate accounts	4,053	4,715	(662)
Total incentive fees	42,262	56,769	(14,507)
Total revenues	$175,958	$196,731	$(20,773)
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Total revenues decreased $20.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due to decreases in management and advisory fees and incentive fees.
Management and advisory fees decreased $6.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Specialized funds revenue decreased $7.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a decrease of $20.4 million in retroactive fees, partially offset by an increase of $14.6 million from our evergreen funds which added $4.5 billion in fee-earning AUM between periods. Revenue from our specialized funds for the current quarter included $0.3 million of retroactive fees from our latest direct equity fund compared to $20.7 million from our latest secondary fund recognized during the three months ended June 30, 2024. Retroactive fees are management fees earned from investors that commit to a specialized fund after the first close of the fund and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.1 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Reporting, monitoring, data and analytics revenue increased $1.4 million, primarily due to increased subscriptions of our technology solutions. Fund reimbursement revenue decreased $1.8 million due primarily to the timing of fund related expenses.
Incentive fees decreased $14.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, primarily due to a $24.5 million decrease in tax-related carried interest distributions compared to June 30, 2024, and the proceeds realized on the sale of an underlying investment in one of our specialized funds that has an American waterfall of $16.6 million during the three months ended June 30, 2024, partially offset by the recognition of $28.6 million in fee related performance revenues from one of our evergreen funds.

Expenses
The following table shows expenses of the Company (excluding consolidated funds and general partner entities that are not wholly-owned (“Consolidated Funds and Partnerships”):

	Three Months Ended June 30,		Total Change
(in thousands)	2025	2024
Expenses
Compensation and benefits
Base compensation and benefits	$53,515	$61,020	$(7,505)
Incentive fee compensation	3,242	14,192	(10,950)
Equity-based compensation	12,799	3,223	9,576
Total compensation and benefits	69,556	78,435	(8,879)
General, administrative and other	28,943	28,373	570
Total expenses	$98,499	$106,808	$(8,309)
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Total expenses decreased $8.3 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due primarily to decreases in compensation and benefits.
Compensation and benefits expenses decreased $8.9 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Incentive fee compensation decreased $11.0 million for the three months ended June 30, 2025 due to a decrease in incentive fee revenue compared to the prior year period. Base compensation and benefits decreased $7.5 million for the three months ended June 30, 2025, due primarily to a decrease in bonuses associated with incentive fees, partially offset by an increase in salary expense from additional headcount. Equity-based compensation increased $9.6 million driven primarily by the performance awards granted between periods.
General, administrative and other expenses increased $0.6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. This change consisted primarily of a $1.4 million increase in third-party commissions primarily attributed to the increase in gross subscriptions to our evergreen funds partially offset by a $1.0 million decrease in fund reimbursement expense due primarily to the timing of fund-related expenses.

Other Income (Expense)
The following table shows total other income (expense) of the Company (excluding Consolidated Funds and Partnerships):

	Three Months Ended June 30,		Total Change
(in thousands)	2025	2024
Other income (expense)	`
Equity in income of investees
Primary funds	$768	$237	$531
Direct investment funds	879	2,358	(1,479)
Secondary funds	2,350	173	2,177
Customized separate accounts	2,583	2,474	109
Evergreen funds	3,110	2,285	825
Other equity method investments	(251)	(138)	(113)
Total equity in income of investees	9,439	7,389	2,050
Interest expense	(3,856)	(2,947)	(909)
Interest income	2,794	765	2,029
Non-operating gain, net	447	9,814	(9,367)
Total other income (expense)	$8,824	$15,021	$(6,197)
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Other income (expense) decreased $6.2 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due primarily to a decrease in non-operating gain, net partially offset by increases in interest income and equity in income of investees.
Non-operating gain, net decreased $9.4 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due primarily to the recognition of $8.7 million in unrealized gains on our technology investments during the three months ended June 30, 2024 compared to $0.4 million during the three months ended June 30, 2025 and a decrease of $1.0 million in tax receivable agreement expense compared to the three months ended June 30, 2024.
Interest income increased $2.0 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due to increased cash held in interest-bearing accounts.
Equity in income of investees increased $2.1 million due primarily to gains on secondary purchases by our funds during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Consolidated Funds and Partnerships
The following table shows the results of operations of Consolidated Funds and Partnerships:

	Three Months Ended June 30,		Total Change
(in thousands)	2025	2024
Expenses
General, administrative and other	$484	$312	$172

Other income (expense)
Equity in income of investees	$871	$928	$(57)
Net gain	8,539	1,197	7,342
Interest income	240	17	223
Total other income (expense)	$9,650	$2,142	$7,508
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Other income (expense) of Consolidated Funds and Partnerships increased $7.5 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due primarily to $8.5 million in gains on assets held by Consolidated Funds during the period compared to $1.2 million in the prior year period.
Income Tax Expense
Our effective tax rate was 19.3% and 18.4% for the three months ended June 30, 2025 and 2024, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to NCI. The effective tax rate for the three months ended June 30, 2025 was higher than the effective tax rate for the three months ended June 30, 2024 due to the percentage of income allocated to NCI for the three months ended June 30, 2025 being lower than the three months ended June 30, 2024.
Non-Controlling Interests
The following table shows income attributable to NCI:

	Three Months Ended June 30,		Total Change
(in thousands)	2025	2024
Income attributable to non-controlling interests in Partnerships	$142	$346	$(204)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,721	27,645	(5,924)
Income attributable to non-controlling interests in Consolidated Funds	1,462	132	1,330
	$23,325	$28,123	$(4,798)
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Net income attributable to NCI decreased by $4.8 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, due primarily to a decrease in overall net income. Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. decreased $5.9 million due primarily to a decrease in overall net income. Net income attributable to NCI in Consolidated Funds increased $1.3 million due primarily to gains on assets held by Consolidated Funds during the period.

Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$39,343	$32,704	$72,047	$37,574	$28,175	$65,749
Contributions (1)	1,772	1,598	3,370	1,647	2,609	4,256
Distributions (2)	(974)	(601)	(1,575)	(969)	(1,323)	(2,292)
Foreign exchange, market value and other (3)	139	418	557	(29)	26	(3)
Balance, end of period	$40,280	$34,119	$74,399	$38,223	$29,487	$67,710

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
Three months ended June 30, 2025
Fee-earning AUM increased $2.4 billion during the three months ended June 30, 2025, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.9 billion for the three months ended June 30, 2025. Customized separate accounts contributions were $1.8 billion for the three months ended June 30, 2025, due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Distributions were $1.0 billion for the three months ended June 30, 2025, due primarily to $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.4 billion from accounts moving from a committed to net invested capital fee base and $0.2 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $1.4 billion for the three months ended June 30, 2025. Specialized fund contributions were $1.6 billion for the three months ended June 30, 2025, due primarily to $1.3 billion from our evergreen funds. Distributions were $0.6 billion for the three months ended June 30, 2025, due primarily to $0.4 billion from returns of capital and redemptions in funds earning fees on a net invested capital or NAV fee base and $0.2 billion from accounts reaching the end of their fund term.

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
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight earnings from revenues that are measured and received on a recurring basis. FRE represents net income excluding (a) incentive fees, net of fee related performance revenues, and related compensation, (b) equity-based compensation, (c) interest income and expense, (d) income tax expense, (e) equity in income of investees, (f) non-operating gain, net and (g) certain other significant items that we believe are not indicative of our core performance. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.
Fee related performance revenues (“FRPR”) are incentive fees expected to be measured and received from certain of our funds on a recurring basis and are not dependent on realization events of the fund’s underlying investments. FRPR includes incentive fees earned from Consolidated Funds that are eliminated under GAAP. We believe FRPR is useful to investors because it provides additional insight into our recurring revenues.
Beginning in the fourth quarter of fiscal 2025, the Company modified its definition of FRE to exclude equity-based compensation and include FRPR. Equity-based compensation is non-cash compensation provided to retain employees and align employee and stockholder interest. It is not directly correlated with our operating results. Fee related performance revenues are expected to be received on a recurring basis depending upon performance of certain funds that pay incentive fees on a high-water mark basis. We believe that reporting non-GAAP results inclusive of these changes provides a supplemental view of our ongoing performance that is useful and relevant to our investors. As a result of the change, prior period amounts have been recast to reflect the updated presentation.
Adjusted EBITDA
Adjusted EBITDA is an internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our outstanding debt, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) non-operating gain, net and (f) certain other significant items that we believe are not indicative of our core performance.

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands)	2025	2024
Net income attributable to Hamilton Lane Incorporated	$53,745	$58,964
Income attributable to non-controlling interests in Partnerships	142	346
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,721	27,645
Income attributable to non-controlling interests in Consolidated Funds	1,462	132
Incentive fees	(42,262)	(56,769)
Incentive fee related compensation (1)	6,160	26,393
Fee related performance revenues	29,520	1,204
Equity-based compensation	12,799	3,223
Consolidated Funds related general, administrative and other expenses	461	312
Management fees related to Consolidated Funds	57	—
Income tax expense	18,379	19,687
Other income (expense)	(18,474)	(17,163)
Fee Related Earnings	$83,710	$63,974
Depreciation and amortization	2,528	2,313
Incentive fees	42,262	56,769
Incentive fee related compensation (1)	(6,160)	(26,393)
Fee related performance revenues	(29,520)	(1,204)
Fee related performance revenues related to Consolidated Funds	225	—
Interest income	2,794	765
Adjusted EBITDA	$95,839	$96,224
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share (“EPS”) measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP EPS is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the three months ended June 30, 2025 and 2024 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP EPS are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
(in thousands, except share and per-share amounts)	2025	2024
Net income attributable to Hamilton Lane Incorporated	$53,745	$58,964
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	21,721	27,645
Income tax expense	18,379	19,687
Adjusted pre-tax net income	93,845	106,296
Adjusted income taxes (1)	(22,241)	(24,873)
Adjusted net income	$71,604	$81,423

Adjusted shares outstanding	54,472,249	54,049,746

Non-GAAP EPS	$1.31	$1.51

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.7% and 23.4% for the three months ended June 30, 2025 and 2024, respectively, applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%. The 23.4% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.4%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through March 31, 2025 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.6	1.6	11.5%	8.7%	55 bps	(189 bps)	391 bps	141 bps
PEF VII	2010	262	290	1.5	1.5	11.7%	7.7%	(232 bps)	(611 bps)	161 bps	(222 bps)
PEF VIII	2012	427	434	1.4	1.5	8.4%	6.0%	(479 bps)	(714 bps)	(157 bps)	(395 bps)
PEF IX	2015	517	526	1.9	1.9	17.2%	14.9%	300 bps	75 bps	609 bps	379 bps
PEF X	2018	278	268	1.6	1.5	14.8%	12.1%	142 bps	(164 bps)	404 bps	90 bps
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,332 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(190 bps)	869 bps	216 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.0%	(84 bps)	(376 bps)	302 bps	16 bps
Secondary Fund IV	2016	1,917	2,112	1.6	1.5	14.5%	14.9%	13 bps	8 bps	332 bps	337 bps
Secondary Fund V	2019	3,929	3,871	1.5	1.5	16.0%	14.0%	477 bps	282 bps	719 bps	525 bps
Secondary Fund VI	2022	5,603	3,108	1.4	1.3	43.7%	47.8%	3,096 bps	4,097 bps	3,211 bps	4,085 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.3)%	(570 bps)	(746 bps)	(319 bps)	(502 bps)
Co-Investment Fund II	2008	1,195	1,157	2.2	1.9	18.0%	14.3%	567 bps	189 bps	943 bps	560 bps
Co-Investment Fund III	2014	1,243	1,324	1.8	1.6	14.7%	11.8%	43 bps	(253 bps)	373 bps	72 bps
Co-Investment Fund IV	2018	1,698	1,507	2.4	2.2	23.7%	22.1%	927 bps	752 bps	1,208 bps	1,028 bps
Equity Opportunities Fund V	2021	2,069	1,819	1.3	1.2	10.8%	8.7%	(14 bps)	(196 bps)	174 bps	(10 bps)
Equity Opportunities Fund VI	2024	1,123	313	1.1	N/A	N/M	N/A	N/M	N/A	N/M	N/A

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. CS HY II PME	Net Spread vs. CS HY II PME	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	561 bps	215 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.3	1.2	9.8%	7.5%	373 bps	142 bps	492 bps	262 bps
Strat Opps 2017	2017	435	448	1.3	1.2	9.7%	7.4%	531 bps	290 bps	531 bps	306 bps
Strat Opps IV (Series 2018)	2018	889	870	1.3	1.2	9.2%	7.2%	507 bps	281 bps	521 bps	286 bps
Strat Opps V (Series 2019)	2019	762	716	1.3	1.3	12.7%	10.1%	863 bps	539 bps	682 bps	354 bps
Strat Opps VI (Series 2020)	2021	898	854	1.2	1.2	8.1%	6.2%	510 bps	242 bps	192 bps	(35 bps)
Strat Opps VII	2022	953	859	1.2	1.2	14.7%	12.3%	565 bps	293 bps	521 bps	269 bps
Strat Opps VIII	2023	700	553	1.1	1.0	11.6%	8.2%	535 bps	244 bps	507 bps	184 bps
Strat Opps IX	2024	267	57	1.0	1.0	N/M	N/M	N/M	N/M	N/M	N/M
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2025. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of June 30, 2025 and March 31, 2025, our cash and cash equivalents were $263.3 million and $229.2 million, respectively.
Our material sources of cash from our operations include: (1) management and advisory fees, which are collected monthly or quarterly; (2) incentive fees, which are volatile and largely unpredictable as to amount and timing; and (3) fund distributions related to investments in our specialized funds and certain customized separate accounts that we manage. We use cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, capital expenditures and distributions to our owners and to fund commitments to certain of our specialized funds and customized separate accounts. If cash flow from operations was insufficient to fund distributions to our owners, we expect that we would suspend paying such distributions.
We have also accessed the capital markets and used proceeds from sales of our Class A common stock to settle in cash exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement.

Finally, we have used available cash and borrowings from our Loan Agreements (defined below) to make strategic investments in companies that seek to offer technology-driven private markets data and wealth management solutions. We have used proceeds from the issuance of our Senior Notes (defined below) to seed new specialized funds and for general corporate purposes.

Senior Notes and Loan Agreements
On October 8, 2024, HLA issued $100 million aggregate principal amount of 5.28% senior notes due October 15, 2029 (the “Senior Notes”) pursuant to a note purchase agreement (the “Note Purchase Agreement”) among HLA and the institutional purchasers party thereto in a private placement transaction. Interest on the Senior Notes is payable semi-annually in arrears, and commenced on April 15, 2025. Interest on the Senior Notes accrues from and including October 8, 2024. The Senior Notes will mature on October 15, 2029.

We maintain our Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”), 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement”), and 2022 Multi-Draw Term Loan Agreement (as amended, the “2022 Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement, the Revolving Loan Agreement, and the 2020 Multi-Draw Term Loan Agreement, the “Loan Agreements”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). On October 7, 2024, HLA and JPMorgan amended each of the Loan Agreements in connection with HLA’s entry into the Note Purchase Agreement. The amendments included, among other things, naming JPMorgan as the successor-in-interest to First Republic Bank, updating the maturity dates for the Loan Agreements and allowing for the incurrence of additional indebtedness. The Loan Agreements are cross-collateralized and cross-defaulted and the aggregate principal amount of loans that may be outstanding under all of the Loan Agreements is subject to an aggregate cap of $325 million (the “Cap”).

The Term Loan Agreement has a maturity date of July 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of June 30, 2025, we had an outstanding balance of $91 million under the Term Loan Agreement.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of October 6, 2027. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of June 30, 2025, we did not have an outstanding balance under the Revolving Loan Agreement.

The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of April 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of June 30, 2025, we had an outstanding balance of $100 million under the 2020 Multi-Draw Term Loan Agreement.

The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029, and the interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 3.00%. As of June 30, 2025, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $75 million in the aggregate, subject to the Cap, through September 30, 2025.

The Loan Agreements and the Note Purchase Agreement contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (i) a specified amount of management fees, (ii) a specified amount of adjusted EBITDA minus dividend distributions (other than tax distributions), as defined in the Loan Agreements, and (iii) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The Note Purchase Agreement contains certain covenants, including (i) a Consolidated Leverage Ratio (as defined in the Note Purchase Agreement) of 3.50 to 1.00 as of March 31 and September 30 of each calendar year (each, a “Test Date”), (ii) a minimum annual Management Fees (as defined in the Note Purchase Agreement) covenant as of each Test Date of not less than the greater of (a) $185 million and (b) the amount equal to 80% of the Management Fees received by HLA during the six calendar month period ended on the immediately preceding Test Date, and other customary covenants. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of June 30, 2025 and March 31, 2025, the principal amount of debt outstanding equaled $291.3 million and $293.1 million, respectively. We had $133.8 million in availability under the Loan Agreements as of June 30, 2025.
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

In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”).The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The Stock Repurchase Program expires 12 months after the date of the first acquisition under the authorization. We have not repurchased any shares of our Class A common stock under the Stock Repurchase Program, and therefore the full purchase authority remains available. Our board of directors periodically reviews the Stock Repurchase Program and most recently re-approved it in December 2024.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary, and minimum cash balances related to our self-funded medical insurance plan put in place as of January 1, 2025. The net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of each of June 30, 2025 and March 31, 2025, we were required to maintain approximately $6.3 million in liquid net assets to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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

Cash Flows
Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$128,932	$79,743
Net cash (used in) provided by investing activities	$(93,807)	$2,132
Net cash provided by (used in) financing activities	$3,261	$(30,418)
Operating Activities
Operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income of investees, equity-based compensation, lease expense, fair value adjustments to investments and depreciation and amortization, all of which are included in earnings. For the three months ended June 30, 2025 and 2024, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Investing activities generally reflect cash used for fixed asset purchases and contributions to and distributions from our investments. For the three months ended June 30, 2025 and 2024, our net cash (used in) provided by investing activities was driven primarily by purchases of furniture, fixtures and equipment, net contributions to our Funds and purchase of investments by Consolidated Funds.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled drawdowns and repayments of our outstanding debt.
For the three months ended June 30, 2025 and 2024, our net cash provided by (used in) financing activities was driven primarily by dividends paid to stockholders, distributions to HLA members, repayment of our outstanding debt and contributions from NCI in Consolidated Funds.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements discussed in our 2025 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2025 Form 10-K.

Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP for interim financial information including the accounts of the Company, its wholly owned subsidiaries, and entities that the Company controls, for which all intercompany transactions and balances have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates.
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.
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

•Incentive fees from our specialized funds, with the exception of certain evergreen funds, and customized separate accounts are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the specialized fund’s or customized separate account’s assets prior to realization. Minor decreases in underlying fair value would not affect the amount of deferred incentive fee revenue subject to clawback.
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
Interest Rate Risk
As of June 30, 2025, we had $191.3 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 6.25% as of June 30, 2025. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 6.00% as of June 30, 2025.
Based on the floating rate component of our Loan Agreements payable as of June 30, 2025, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $0.9 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2025. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

49

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 - 30, 2025	—	$—	—	$50,000,000
May 1 - 31, 2025	—	$—	—	$50,000,000
June 1 - 30, 2025	18	$149.51	—	$50,000,000
Total	18	$149.51	—	$50,000,000

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
Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

‡ Furnished herewith.

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

51

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 5th day of August, 2025.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)