Form 10-Q
period 2025-09-30
Hamilton Lane INC
filed 2025-11-04
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 3, 2025, there were 43,967,288 shares of the registrant’s Class A common stock, par value $0.001, and 11,836,450 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-Q may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995. Words such as “will,” “expect,” “believe,” “estimate,” “continue,” “anticipate,” “intend,” “plan” and similar expressions, or the negative version of these words or other comparable words, are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including, risks relating to: the historical performance of our investments may not be indicative of future results or future returns on our Class A common stock; our ability to identify suitable investment opportunities for our clients; intense competition in our industry, including competition for access to investments and for customized separate account and advisory clients; customized separate account and advisory account fee revenue is not a long-term contracted source of revenue; our ability to appropriately deal with conflicts of interest; our ability to retain our senior management team and attract additional qualified investment professionals; our ability to expand our business and formulate new business strategies; our ability to manage our obligations under our debt agreements; volatile market, economic and geopolitical conditions, which can adversely affect our business and the investments made by our funds or accounts; defaults by clients and third-party investors on their obligations to fund commitments; our ability to comply with the investment guidelines set by our clients; the exercise of redemption or repurchase rights by investors in certain of our funds; extensive government regulation, compliance failures and changes in law or regulation could adversely affect us; our ability to maintain our desired fee structure; failure to maintain the security of our information technology networks, or those of our third-party service providers, or data security breaches; our only material asset is our interest in Hamilton Lane Advisors, L.L.C., and we are accordingly dependent upon distributions from such entity to pay dividends, taxes and other expenses.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2025	March 31, 2025

Assets
Cash and cash equivalents	$240,773	$229,161
Restricted cash	7,796	6,331
Fees receivable	138,099	181,411
Prepaid expenses	17,469	11,258
Due from related parties	25,383	16,217
Furniture, fixtures and equipment, net	35,768	37,586
Lease right-of-use assets, net	58,700	61,413
Investments	708,278	664,354
Deferred income taxes	305,886	308,525
Other assets	27,169	28,827
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	85,783	48,112
Investments	328,423	96,700
Other assets	791	460
Total assets	$1,980,318	$1,690,355
Liabilities and equity
Accounts payable	$6,080	$5,469
Accrued compensation and benefits	84,257	48,556
Accrued members’ distributions	17,687	26,810
Accrued dividend	22,566	20,233
Debt	285,611	290,303
Payable to related parties pursuant to tax receivable agreement	239,160	240,648
Lease liabilities	75,554	78,017
Other liabilities (includes $11,132 and $12,190 at fair value)	45,259	55,502
Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	28,964	—
Other liabilities	17,132	922
Total liabilities	$822,270	$766,460

Commitments and contingencies (Note 15)

Class A common stock, $0.001 par value, 300,000,000 authorized; 43,968,241 and 43,497,538 issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	44	43
Class B common stock, $0.001 par value, 50,000,000 authorized; 11,836,450 and 12,178,412 issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	12	12
Additional paid-in-capital	289,308	261,856
Accumulated other comprehensive income (loss)	1,218	(141)
Retained earnings	535,237	455,511
Total Hamilton Lane Incorporated stockholders’ equity	$825,819	$717,281
Non-controlling interests in Partnerships	6,296	6,024
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	200,537	176,731
Non-controlling interests in Consolidated Funds	125,396	23,859
Total equity	$1,158,048	$923,895
Total liabilities and equity	$1,980,318	$1,690,355
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues
Management and advisory fees	$142,127	$119,783	$275,822	$259,745
Incentive fees	44,551	30,216	86,813	86,985
Consolidated Funds and Partnerships:
Incentive fees	4,202	—	4,202	—
Total revenues	190,880	149,999	366,837	346,730
Expenses
Compensation and benefits	76,986	55,070	146,541	133,504
General, administrative and other	33,549	27,737	62,492	56,274
Consolidated Funds and Partnerships:
General, administrative and other	630	—	1,114	149
Total expenses	111,165	82,807	210,147	189,927
Other income (expense)
Equity in income of investees	20,069	6,372	29,508	13,762
Interest expense	(3,830)	(2,704)	(7,687)	(5,651)
Interest income	2,643	1,406	5,438	2,171
Non-operating gain, net	35	1,437	482	11,251
Consolidated Funds and Partnerships:
Equity in income of investees	551	957	1,421	1,884
Net gain on investments	17,927	2,342	26,466	3,539
Interest income	472	92	711	108
Total other income (expense)	37,867	9,902	56,339	27,064
Income before income taxes	117,582	77,094	213,029	183,867
Income tax expense	13,978	1,172	32,356	20,859
Net income	103,604	75,922	180,673	163,008
Less: Income attributable to non-controlling interests in Partnerships	240	388	383	733
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	25,337	19,850	47,057	47,495
Less: Income attributable to non-controlling interests in Consolidated Funds	7,138	702	8,599	834
Net income attributable to Hamilton Lane Incorporated	$70,889	$54,982	$124,634	$113,946

Basic earnings per share of Class A common stock	$1.71	$1.38	$3.01	$2.87
Diluted earnings per share of Class A common stock	$1.69	$1.37	$2.98	$2.85
Dividends declared per share of Class A common stock	$0.54	$0.49	$1.08	$0.98

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income	$103,604	$75,922	$180,673	$163,008
Other comprehensive income, net of tax
Foreign currency translation	1,433	—	1,799	—
Total other comprehensive income, net of tax	$1,433	$—	$1,799	$—
Comprehensive income	105,037	75,922	182,472	163,008
Less:
Comprehensive income attributable to non-controlling interests in Partnerships	240	388	383	733
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	25,662	19,850	47,469	47,495
Comprehensive income attributable to non-controlling interests in Consolidated Funds	7,166	702	8,628	834
Total comprehensive income attributable to Hamilton Lane Incorporated	$71,969	$54,982	$125,992	$113,946
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2025	$43	$12	$261,856	$(141)	$455,511	$6,024	$176,731	$23,859	$923,895
Net income	—	—	—	—	124,634	383	47,057	8,599	180,673
Other comprehensive income	—	—	—	1,359	—	—	412	28	1,799
Equity-based compensation	—	—	19,318	—	—	—	5,870	—	25,188
Purchase and retirement of Class A stock for tax withholding	—	—	(647)	—	—	—	(195)	—	(842)
Deferred tax adjustment	—	—	1,944	—	—	—	—	—	1,944
Dividends declared	—	—	—	—	(44,908)	—	—	—	(44,908)
Capital (distributions to) contributions from non-controlling interests, net	—	—	—	—	—	(111)	—	92,910	92,799
Member distributions	—	—	—	—	—	—	(24,072)	—	(24,072)
Secondary Offering	—	—	5,663	—	—	—	(5,663)	—	—
Employee Share Purchase Plan share issuance	1	—	1,205	—	—	—	366	—	1,572
Equity reallocation between controlling and non-controlling interests	—	—	(31)	—	—	—	31	—	—
Balance at September 30, 2025	$44	$12	$289,308	$1,218	$535,237	$6,296	$200,537	$125,396	$1,158,048

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2024	$41	$14	$208,402	$—	$316,696	$5,043	$145,762	$—	$675,958
Net income	—	—	—	—	113,946	733	47,495	834	163,008
Equity-based compensation	—	—	5,812	—	—	—	2,084	—	7,896
Purchase and retirement of Class A stock for tax withholding	—	—	(676)	—	—	—	(242)	—	(918)
Dividends declared	—	—	—	—	(38,905)	—	—	—	(38,905)
Capital contributions from non-controlling interests, net	—	—	—	—	—	99	—	10,000	10,099
Member distributions	—	—	—	—	—	—	(16,485)	—	(16,485)
Employee Share Purchase Plan share issuance	—	—	934	—	—	—	335	—	1,269
Equity reallocation between controlling and non-controlling interests	—	—	316	—	—	—	(316)	—	—
Balance at September 30, 2024	$41	$14	$214,788	$—	$391,737	$5,875	$178,633	$10,834	$801,922

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at June 30, 2025	$44	$12	$271,691	$140	$486,914	$6,185	$189,252	$40,808	$995,046
Net income	—	—	—	—	70,889	240	25,337	7,138	103,604
Other comprehensive income	—	—	—	1,078	—	—	326	29	1,433
Equity-based compensation	—	—	9,514	—	—	—	2,874	—	12,388
Purchase and retirement of Class A stock for tax withholding	—	—	(641)	—	—	—	(195)	—	(836)
Deferred tax adjustment	—	—	1,944	—	—	—	—	—	1,944
Dividends declared	—	—	—	—	(22,566)	—	—	—	(22,566)
Capital (distributions to) contributions from non-controlling interests, net	—	—	—	—	—	(129)	—	77,421	77,292
Member distributions	—	—	—	—	—	—	(11,012)	—	(11,012)
Secondary offering	—	—	5,663	—	—	—	(5,663)	—	—
Employee Share Purchase Plan share issuance	—	—	580	—	—	—	175	—	755
Equity reallocation between controlling and non-controlling interests	—	—	557	—	—	—	(557)	—	—
Balance at September 30, 2025	$44	$12	$289,308	$1,218	$535,237	$6,296	$200,537	$125,396	$1,158,048

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at June 30, 2024	$41	$14	$210,099	$—	$356,209	$5,388	$160,445	$4,632	$736,828
Net income	—	—	—	—	54,982	388	19,850	702	75,922
Equity-based compensation	—	—	3,439	—	—	—	1,234	—	4,673
Purchase and retirement of Class A stock for tax withholding	—	—	(287)	—	—	—	(103)	—	(390)
Dividends declared	—	—	—	—	(19,454)	—	—	—	(19,454)
Capital contributions from non-controlling interests, net	—	—	—	—	—	99	—	5,500	5,599
Member distributions	—	—	—	—	—	—	(1,876)	—	(1,876)
Employee Share Purchase Plan share issuance	—	—	456	—	—	—	164	—	620
Equity reallocation between controlling and non-controlling interests	—	—	1,081	—	—	—	(1,081)	—	—
Balance at September 30, 2024	$41	$14	$214,788	$—	$391,737	$5,875	$178,633	$10,834	$801,922

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2025	2024
Operating activities:
Net income	$180,673	$163,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,047	4,680
Change in deferred income taxes	15,094	4,700
Change in payable to related parties pursuant to tax receivable agreement	—	(1,076)
Equity-based compensation	25,188	7,896
Equity in income of investees	(29,508)	(13,762)
Net realized (gain) loss on sale of investments	—	(618)
Fair value adjustment of other investments	(413)	(9,780)
Proceeds received from Funds	17,266	14,038
Non-cash lease expense	4,879	4,778
Other	642	397
Changes in operating assets and liabilities:
Fees receivable	43,312	12,782
Prepaid expenses	(6,211)	(5,677)
Due from related parties	(9,166)	(8,317)
Other assets	858	(367)
Accounts payable	611	1,925
Accrued compensation and benefits	35,701	35,452
Lease liability	(4,628)	(4,493)
Other liabilities	(9,518)	2,862
Consolidated Funds and Partnerships:
Net unrealized gain on investments	(25,857)	(2,856)
Equity in income of investees	(1,421)	(1,884)
Change in other assets and liabilities	5,281	(6,543)
Net cash provided by operating activities	$247,830	$197,145
Investing activities:
Purchase of furniture, fixtures and equipment	(2,430)	(3,080)
Purchase of investments	(5,000)	(5,000)
Proceeds from sale of investments	—	1,193
Proceeds from sale of intangible assets	—	1,275
Distributions received from Funds	4,631	12,678
Contributions to Funds	(32,277)	(23,928)
Consolidated Funds and Partnerships:
Purchase of investments	(192,840)	(20,275)
Cash from consolidating Funds	—	12,100
Net cash used in investing activities	$(227,916)	$(25,037)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2025	2024
Financing activities:
Proceeds from offering	$55,484	$—
Purchase of membership interests	(55,484)	—
Repayments of long-term debt	(5,000)	(1,250)
Repurchase of Class A common stock for employee tax withholding	(842)	(918)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,572	1,269
Payments to related parties, pursuant to tax receivable agreement	(12,000)	—
Dividends paid	(42,575)	(37,079)
Members’ distributions paid	(33,195)	(31,021)
Consolidated Funds and Partnerships:
Contributions from non-controlling interests in Partnerships	221	148
Distributions to non-controlling interests in Partnerships	(332)	(49)
Contributions from non-controlling interests in Consolidated Funds	121,874	10,000
Net cash provided by (used in) financing activities	$29,723	$(58,900)
Effect of exchange rate changes on cash and cash equivalents	1,111	—
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	50,748	113,208
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at beginning of the period	283,604	119,619
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at end of the period	$334,352	$232,827

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Funds and Partnerships to the Condensed Consolidated Balance Sheets:
	As of September 30,
	2025	2024
Cash and cash equivalents	$240,773	$193,771
Restricted cash	7,796	5,858
Cash and cash equivalents held at Consolidated Funds and Partnerships	85,783	33,198
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	$334,352	$232,827
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization
Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest (“NCI”) related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of September 30, 2025 and March 31, 2025, HLI held approximately 77.3% and 76.6%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.
HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services to design, build and manage private markets portfolios. HLA generates revenues primarily from management and advisory fees, comprised of specialized fund and customized separate account management fees, advisory and reporting fees and distribution management fees and, to a lesser extent, incentive fees, comprised of carried interest earned from our specialized funds and certain customized separate accounts structured as single-client funds in which the Company has a general partner commitment, and performance fees earned on certain other specialized funds and customized separate accounts. HLA sponsors the formation, and serves as the general partner, managing member and/or investment manager, of various specialized funds and certain single client separate account entities (“Funds”) that acquire interests in third-party managed investment funds that make private markets and related investments or otherwise invest directly in such investments. The Company, which includes certain subsidiaries that serve as the general partner or managing member of the Funds, may invest its own capital in the Funds and generally makes all investment and/or operating decisions for the Funds. HLA operates several wholly owned entities through which it conducts its foreign operations.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information including the accounts of the Company, its wholly owned subsidiaries, and entities that the Company controls, for which all intercompany transactions and balances have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Consolidation
The Company consolidates general partnerships and subsidiaries that are wholly owned. Additionally, the Company consolidates Funds (“Consolidated Funds”) and general partner entities that are not wholly-owned (“Partnerships”) over which it exercises control either by holding majority voting interests or as the primary beneficiary, possessing both decision making authority and the right to receive economic benefits. The Consolidated Funds and Partnerships are included in the Company’s consolidated financial statements. The portion of the Consolidated Funds and Partnerships owned by third parties is presented as non-controlling interests in the Condensed Consolidated Balance Sheets and income attributable to non-controlling interests in the Condensed Consolidated Statements of Income.
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
Categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For a portion of the Company's investments, net asset value per share (“NAV”) (or its equivalent) is utilized to measure fair value. These investments are considered investment companies, or are the equivalent of investment companies, as they carry all investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Investments valued using NAV are excluded from the fair value hierarchy. See Note 5 for further information.
The carrying amount of cash and cash equivalents, fees receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments.
Segments
Financial information, annual operational plans and forecasts are reviewed by the chief operating decision makers ("CODM") at the consolidated entity level. Consolidated net income is the primary measure of performance used by the CODM to establish objectives and allocate resources, with compensation and benefits being reviewed in more detail as a significant expense. Segment profit and loss is presented in the Condensed Consolidated Statements of Income, with additional detail provided in Note 10 relating to the significant expenses reviewed by the CODM. The measure of segment assets is not regularly presented to the CODM.
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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on a prospective basis, with early adoption permitted. The Company did not early adopt this standard and will reflect the impact of the new requirements in the current annual financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which modernizes accounting guidance for internal-use software costs. The updated standard reflects current development practices, including agile methodologies, by removing references to “development stages” and clarifying that capitalization begins when management authorizes and commits to funding for a software project, and it is probable the project will be completed and perform its intended function as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently assessing the impact of the new requirements.

3. Revenue
The following tables present revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and advisory fees	2025	2024	2025	2024
Specialized funds	$89,857	$70,312	$172,602	$160,103
Customized separate accounts	35,771	34,757	70,346	68,210
Advisory	5,431	5,728	10,917	11,639
Reporting, monitoring, data and analytics	8,644	7,128	17,037	14,122
Distribution management	452	416	1,427	915
Fund reimbursement revenue	1,972	1,442	3,493	4,756
Total management and advisory fees	$142,127	$119,783	$275,822	$259,745

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive fees	2025	2024	2025	2024
Specialized funds	$31,477	$26,021	$69,686	$78,076
Customized separate accounts	13,074	4,195	17,127	8,909
Consolidated funds and partnerships
Specialized funds	4,202	—	4,202	—
Total incentive fees	$48,753	$30,216	$91,015	$86,985

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments
Investments consist of the following:

	September 30, 2025	March 31, 2025
Equity method investments in Funds	$493,591	$453,636
Other equity method investments	—	386
Fair value investments	11,132	12,190
Measurement alternative investments	203,555	198,142
Total investments	$708,278	$664,354

Investments of Consolidated Funds and Partnerships consist of the following:

	September 30, 2025	March 31, 2025
Equity method investments in Funds	$21,010	$19,292
Fair value investments	307,413	77,408
Total Investments of Consolidated Funds and Partnerships	$328,423	$96,700

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
Fair value investments
The Company’s fair value investments represent investments held by Consolidated Funds and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The cost of the assets held as collateral was $4,849 and $5,079 as of September 30, 2025 and March 31, 2025, respectively. Unrealized gains and losses from investments held by Consolidated Funds are recorded in net gain on investments in the Condensed Consolidated Statements of Income. Gains and losses related to fair value assets held as collateral and the secured financing liability are recorded in non-operating gain, net in the Condensed Consolidated Statements of Income.
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
The Company recognized losses of $696 and $848 on fair value investments held as collateral during the three and six months ended September 30, 2025, respectively, and a loss of $611 and a gain of $337 during the three and six months ended September 30, 2024, respectively, that are recorded in non-operating gain, net. The Company recognized gains of $696 and $848 on the secured financing liability during the three and six months ended September 30, 2025 respectively, and a gain of $611 and a loss of $337 during the three and six months ended September 30, 2024, respectively, that are recorded in non-operating gain, net in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company recognized a gain of $25 and no gain or loss during the three months ended September 30, 2025 and 2024, respectively, and a gain of $25 and a loss of $7 during the six months ended September 30, 2025 and 2024, respectively, on Level 3 fair value investments held by Consolidated Funds. Gains and losses related to fair value assets held by Consolidated Funds are recorded in net gain on investments in the Condensed Consolidated Statements of Income.

Measurement Alternative Investments
The following table summarizes the activity related to the Company’s measurement alternative investments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Carrying amount beginning of the period	$198,555	$188,922	$198,142	$175,522
Adjustments related to equity investments:
Purchases	5,000	—	5,000	5,000
Net change in unrealized gain(1)	—	—	413	8,400
Carrying amount, end of period	$203,555	$188,922	$203,555	$188,922
(1) Net change in unrealized gain consists of fair value adjustments for observable price changes of identical or similar investments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s measurement alternative investments:

	September 30, 2025	March 31, 2025
Cumulative gross unrealized gains	$79,415	$79,002
Cumulative gross unrealized losses	$(43,289)	$(43,289)

5. Fair Value Measurements
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of September 30, 2025
	Level 1	Level 2	Level 3	NAV(1)	Total
Financial assets:
Fair value investments	$—	$—	$11,132	$—	$11,132
Consolidated Funds
Fair value investments	88,721	—	6,490	212,202	307,413
Total financial assets	$88,721	$—	$17,622	$212,202	$318,545

Financial liabilities:
Secured financing(2)	$—	$—	$11,132	$—	$11,132
Total financial liabilities	$—	$—	$11,132	$—	$11,132

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
(2) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheets.

The following table lists information regarding all investments recorded at estimated fair value based upon the NAV:

	Fair Value	Unfunded Commitment
Direct investment funds	$32,743	$6,877
Secondary funds	179,459	54,378
	$212,202	$61,255
The investments valued under NAV can only be redeemed through distributions received from the liquidation of the underlying investments, and the timing of distributions is currently indeterminable.
The following is a reconciliation of fair value investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct equity investments	Total investments
Balance as of June 30, 2025	$4,582	$7,243	$11,825
Contributions	9	—	9
Distributions	(6)	—	(6)
Net loss	(101)	(595)	(696)
Balance as of September 30, 2025	$4,484	$6,648	$11,132

Balance as of March 31, 2025	$4,265	$7,925	$12,190
Contributions	9	—	9
Distributions	(11)	(208)	(219)
Net gain (loss)	221	(1,069)	(848)
Balance as of September 30, 2025	$4,484	$6,648	$11,132

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

The following is a reconciliation of investments held by the Company's Consolidated Funds and Partnerships for which significant unobservable inputs (Level 3) were used in determining value:

Direct equity investments
Balance as of June 30, 2025	$2,000
Contributions	4,465
Net gain	25
Balance as of September 30, 2025	$6,490

Balance as of March 31, 2025	$3,916
Contributions	4,465
Net gain	25
Transfer out(1)	(1,916)
Balance as of September 30, 2025	$6,490
(1) An equity investment was transferred out of Level 3 as a result of utilizing NAV to estimate fair value.

Direct credit investments
Balance as of June 30, 2024	$379
Transfer out due to deconsolidation	(379)
Balance as of September 30, 2024	$—

Balance as of March 31, 2024	$386
Net gain (loss)	(7)
Transfer out due to deconsolidation	(379)
Balance as of September 30, 2024	$—

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of September 30, 2025:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average

Private equity funds	$4,484	Adjusted NAV	Selected market return	4.5%	-	4.9%	4.9%
Direct equity investments	$6,648	Adjusted NAV	Selected market return	4.8%	-	4.8%	4.8%
Investments held by Consolidated Funds
Direct equity investments	$2,025	Market approach	NFY Revenue Multiple	15.5x			15.5x
	$4,465	Recent precedent transactions

For the significant unobservable inputs listed in the table above, (i) a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively; and (ii) a significant increase or decrease in the revenue multiple would result in a significantly higher or lower fair value measurement, respectively.

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
Consolidated Variable Interest Entities
The following table presents the assets and liabilities of consolidated VIEs that are included in the Condensed Consolidated Balance Sheets.

	September 30, 2025	March 31, 2025
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	$1,381	$48,112
Investments	284,124	96,700
Other assets	169	460
Total assets	$285,674	$145,272

Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	$28,506	$—
Other liabilities	16,763	922
Total liabilities	$45,269	$922
Non-consolidated Variable Interest Entities
Certain Funds that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As of September 30, 2025, the total remaining unfunded commitments to the non-consolidated VIEs was $161,495. Investor commitments are the primary source of financing for the non-consolidated VIEs.
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
The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30, 2025	March 31, 2025
Investments	$267,125	$256,350
Fees receivable	43,874	48,601
Due from related parties	9,861	4,723
Total VIE Assets	320,860	309,674
Less: Non-controlling interests	(2,205)	(2,497)
Maximum exposure to loss	$318,655	$307,177

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

7. Debt
The Company’s debt consisted of the following:

	As of September 30, 2025			As of March 31, 2025
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$89,375	$89,030	6.00%	$93,125	$92,736	6.25%
2020 Multi-Draw Facility	98,750	98,473	3.50%	100,000	99,691	3.50%
Senior Notes	100,000	98,108	5.28%	100,000	97,876	5.28%
Total Debt	$288,125	$285,611		$293,125	$290,303

The carrying value of the Company’s Term Loan with JPMorgan Chase Bank, N.A. as of September 30, 2025 and March 31, 2025 approximated fair value. The 2020 multi-draw facility had an estimated fair value of $96,721 and $99,305 as of September 30, 2025 and March 31, 2025, respectively. The Company’s 5.28% Senior Notes due October 15, 2029 had an estimated fair value of $98,035 and $99,222 as of September 30, 2025 and March 31, 2025, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.

8. Equity
The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2025:

	Class A Common Stock	Class B Common Stock
March 31, 2025	43,497,538	12,178,412
Shares issued (repurchased) in connection with offerings	378,705	(341,962)
Awards granted	125,703	—
Shares issued pursuant to Employee Share Purchase Plan	13,355	—
Forfeitures	(36,840)	—
Shares repurchased for employee tax withholdings	(10,220)	—
September 30, 2025	43,968,241	11,836,450

September 2025 Offering
In September 2025, the Company and a selling stockholder completed a registered offering of an aggregate of 528,705 shares of Class A common stock at a price to the underwriter of $146.51 per share (the “September 2025 Offering”). The shares sold consisted of 150,000 shares held by the selling stockholder and 378,705 shares newly issued by the Company. The Company received $55,484 in net proceeds from the sale of its shares and used all of the proceeds to settle exchanges of a total of 341,962 Class B units and 36,743 Class C units by certain members of HLA. In connection with the exchange of the Class B units, the Company also repurchased for par value and canceled a corresponding number of shares of Class B common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholder.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

9. Equity Based Compensation
Restricted Stock Awards
A summary of restricted stock activity for the six months ended September 30, 2025 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2025	506,550	$114.15
Granted	19,958	$141.73
Vested	(38,719)	$123.99
Forfeited	(8,578)	$118.79
September 30, 2025	479,211	$114.39

As of September 30, 2025, total unrecognized compensation expense related to restricted stock awards was $46,835.
Performance Awards
The Company grants performance stock awards to certain employees that are subject to both a market-based vesting and a service-based vesting condition (“Performance Awards”). Holders of Performance Awards do not participate in dividends until both their market-based and service-based vesting requirements have been met. Due to the existence of the service requirements on Performance Awards, compensation expense is recognized ratably over the respective minimum service periods from the grant date through the vesting date. The fair value of Performance Awards are based on a Monte-Carlo simulation valuation model.
The Performance Awards granted on September 16, 2025 will vest based upon (i) achieving a compound annual growth rate of total shareholder return of at least 8% as of September 16, 2030 and (ii) continued employment through September 16, 2030.
A summary of performance award activity for the six months ended September 30, 2025 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2025	1,616,282	$101.01
Granted	105,745	$75.27
Forfeited	(28,262)	$37.56
September 30, 2025	1,693,765	$100.46

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted on September 16, 2025.

Grant Date Fair Value	$75.27
Closing share price as of grant date	$147.58
Risk Free Rate	3.6%
Volatility(1)	35.0%
Dividend Yield	1.5%
(1)The Company estimates expected volatility based on the historic volatility of its own Class A common stock.
As of September 30, 2025, total estimated unrecognized expense related to the unvested performance awards was $130,956.

10. Compensation and Benefits
The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Base compensation and benefits	$55,734	$42,843	$109,248	$103,862
Incentive fee compensation	8,864	7,554	12,105	21,746
Equity-based compensation	12,388	4,673	25,188	7,896
Total compensation and benefits	$76,986	$55,070	$146,541	$133,504

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
The Company’s effective tax rates were 11.9% and 1.5% for the three months ended September 30, 2025 and 2024, respectively, and 15.2% and 11.3% for the six months ended September 30, 2025 and 2024, respectively. The effective tax rates were different from the statutory tax rates due to the portion of income allocated to NCI, change in valuation allowance recorded against deferred tax assets and discrete tax adjustments to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to the Company after the prior fiscal year end.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In connection with the September 2025 Offering and related unit exchanges, the Company recognized a deferred tax asset of $12,455, presented net of a valuation allowance of $1,584 for the portion of tax benefits for which realization is not more likely than not. In conjunction with this recognition, the Company also recorded a payable to related parties of $10,512 pursuant to the tax receivable agreement, recognized through equity.
During the three months ended September 30, 2025, the Company paid $12,000 of tax receivable agreement payments.
As of September 30, 2025, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced the intent to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. As of September 30, 2025, the Company is not subject to the Pillar Two model rules and will continue to monitor legislative developments and the potential impact on future periods.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law in the U.S. The OBBBA contains several provisions revising the U.S. federal corporate income tax by, among other things, extending many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring favorable tax treatment for certain business provisions. The OBBBA legislation did not have a material impact on the Company's consolidated financial statements.

12. Earnings per Share
The following table presents the basic earnings per share (“EPS”) for a share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income attributable to HLI	$70,889	$54,982	$124,634	$113,946
Weighted Average Shares	41,497,552	39,704,607	41,436,541	39,700,166
Basic EPS of Class A common stock	$1.71	$1.38	$3.01	$2.87

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table presents the diluted EPS for a share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net income attributable to Class A common stockholders - basic	$70,889	$54,982	$124,634	$113,946
Adjustments to net income:
Assumed vesting of employee awards	175	91	304	152
Assumed conversion of Class B and Class C units	21,160	19,346	37,378	39,994
Net income attributable to Class A common stockholders	$92,224	$74,419	$162,316	$154,092
Denominator
Weighted-average shares of Class A common stock outstanding - basic	41,497,552	39,704,607	41,436,541	39,700,166
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	449,506	254,578	439,337	205,379
Assumed conversion of Class B and Class C units	12,548,352	14,221,775	12,603,619	14,221,775
Weighted-average shares of Class A common stock outstanding	54,495,410	54,180,960	54,479,497	54,127,320
Diluted EPS of Class A common stock	$1.69	$1.37	$2.98	$2.85

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
The following table presents the weighted-average Performance Awards excluded from diluted EPS that would have been antidilutive or for which the market condition has not been achieved as of the period reported:

	Three Months Ended September 30,		Six Months Ended September 30,
Shares	2025	2024	2025	2024
Performance Awards	1,310,471	503,302	1,304,706	411,954

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

13. Related Party Transactions
The Company considers its employees, directors, and equity method investments to be related parties.
Revenue and Receivables
The Company earned management and advisory fees from Funds of $116,261 and $94,170 for the three months ended September 30, 2025 and 2024, respectively, and $223,743 and $209,218 for the six months ended September 30, 2025 and 2024, respectively. The Company earned incentive fees from Funds of $47,396 and $29,056 for the three months ended September 30, 2025 and 2024, respectively, and $88,317 and $84,376 for the six months ended September 30, 2025 and 2024, respectively.
Fees receivable from the Funds were $113,206 and $156,776 as of September 30, 2025 and March 31, 2025, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.
14. Supplemental Cash Flow

	Six Months Ended September 30,
	2025	2024
Non-cash operating activities:
Establishment of lease liability in exchange for right of use asset	$436	$3,578
Investments purchased by Consolidated Fund	$(10,594)	$—
Non-cash financing activities:
Dividends declared but not paid	$22,566	$19,454
Member distributions declared but not paid	$17,687	$9,279
Establishment of payable to related parties pursuant to tax receivable agreement	$10,512	$—

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
Incentive Fees
The Funds have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,434,248 and $1,260,277, net of amounts attributable to NCI, at September 30, 2025 and March 31, 2025, respectively.
If the Company ultimately receives the unrecognized carried interest, a total of $358,562 and $315,069 as of September 30, 2025 and March 31, 2025, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.
Leases
The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating lease costs	$2,349	$2,372	$4,674	$4,578
Variable lease costs	$554	$381	$1,078	$788
Cash paid for amounts included in the measurement of operating lease liabilities	$2,352	$2,260	$4,628	$4,493

			September 30, 2025	March 31, 2025
Weighted average remaining lease term (in years)			11.1	11.6
Weighted average discount rate			3.5%	3.5%

As of September 30, 2025, the maturities of operating lease liabilities were as follows:

Remainder of FY2026	$4,705
FY2027	9,391
FY2028	8,703
FY2029	7,826
FY2030	7,290
Thereafter	53,512
Total lease payments	$91,427
Less: imputed interest	(15,873)
Total operating lease liabilities	$75,554

Commitments
The Company serves as the investment manager of the Funds. The general partner or managing member of each Fund is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Funds was $269,490 and $312,215 as of September 30, 2025 and March 31, 2025, respectively.
In connection with certain of the Company’s strategic technology investments, a percentage of realized gains will be paid to one of the Company's Co-CEOs for overseeing the initial investments and up to 15% may be paid as a discretionary bonus to other employees as those gains are realized. The Company has an unrealized net gain on strategic investments of $34,086 as of September 30, 2025.
The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed Funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of September 30, 2025 and March 31, 2025, the total amount of outstanding loans at the third-party lender under the EIP were $1,210 and $1,280, respectively, and the Company believes the risk of default by an employee to be remote.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

16. Subsequent Events
Credit Facility Amendment
On October 1, 2025, the Company amended its existing 2022 Multi-Draw Term Loan Agreement. The amendment included a decrease in the aggregate principal amount available to be borrowed, changed dates related to principal and interest payments and changed interest rates for borrowings to the greater of the prime rate minus 1.35% or 3.0%.

Sale of Consolidated Fund
On October 23, 2025, the Company completed the sale of its interests in a wholly-owned entity for $92,278 in cash to an investment Fund, that the Company manages, but, in which the Company does not hold an equity interest.

Strategic Partnership
On November 2, 2025, the Company entered into a long-term strategic partnership with The Guardian Life Insurance Company of America (“Guardian”) pursuant to which the Company will manage Guardian's existing private equity portfolio and future commitments to private equity for the next 10 years. At closing, the Company will issue a warrant related to a maximum of 400,000 shares of its Class A common stock to Guardian in a private placement transaction. The warrant is subject to applicable exercise prices and vesting and forfeiture conditions, may be settled in cash or shares at the Company’s election, expires approximately 10 years after issuance, and includes customary anti‑dilution adjustments for stock splits, stock dividends and similar events. The transaction is expected to close, and the warrant is expected to be issued, at the end of the fourth calendar quarter of 2025, subject to customary closing conditions.

Dividend Declared
On November 4, 2025, the Company announced a quarterly dividend of $0.54 per share of Class A common stock to record holders at the close of business on December 19, 2025. The payment date will be January 7, 2026.

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
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, real assets, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $101.0 billion of our assets under management (“AUM”) as of September 30, 2025.
•Specialized Funds: We organize, invest and manage commingled specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised $44.4 billion of our AUM as of September 30, 2025.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $859.8 billion of assets under advisement (“AUA”) as of September 30, 2025.

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
Recent Transactions
September 2025 Offering
In September 2025, we and a selling stockholder completed a registered offering of an aggregate of 528,705 shares of Class A common stock at a price to the underwriter of $146.51 per share (the “September 2025 Offering”). The shares sold consisted of 150,000 shares held by the selling stockholder and 378,705 shares newly issued by us. We received $55.5 million in net proceeds from the sale of our shares and used all of the proceeds to settle exchanges of a total of 341,962 Class B units and 36,743 Class C units by certain members of HLA. In connection with the exchange of the Class B units, we also repurchased for par value and canceled a corresponding number of shares of Class B common stock. We did not receive any proceeds from the sale of shares by the selling stockholder.
Credit Facility Amendment
On October 1, 2025, we amended our existing 2022 Multi-Draw Term Loan Agreement. The amendment included a decrease in the aggregate principal amount available to be borrowed, changed dates related to principal and interest payments and changed interest rates for borrowings to the greater of the prime rate minus 1.35% or 3.0%.
Sale of Consolidated Fund
On October 23, 2025, we completed the sale of our interests in a wholly-owned entity for $92.3 million in cash to an investment fund, that we manage, but, in which we do not hold an equity interest.

Strategic Partnership
On November 2, 2025, we entered into into a long-term strategic partnership with The Guardian Life Insurance Company of America (“Guardian”). Through this partnership, we will manage Guardian’s existing nearly $5 billion private equity portfolio. Guardian will also commit to invest approximately $500 million per year in private equity for the next 10 years through us, which Guardian has confirmed would maintain Guardian's typical annual contribution to the asset class and support its general account target allocation goals. This will include $250 million in seed capital for our new evergreen initiatives. To support the partnership’s shared goals, Guardian will be granted, at closing, a warrant related to a maximum of 400,000 shares of our Class A common stock along with additional financial incentives. The warrant is subject to applicable exercise prices and vesting and forfeiture conditions, may be settled in cash or shares at our election, expires approximately 10 years after issuance, and includes customary anti‑dilution adjustments for stock splits, stock dividends and similar events. The transaction is expected to close, and the warrant is expected to be issued, at the end of the fourth calendar quarter of 2025, subject to customary closing conditions. For more information see Part II, Item 5 of this Form 10-Q, our press release dated November 3, 2025 filed as Exhibit 99.1 hereto, and the full text of the warrant filed as Exhibit 4.1 hereto.
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
Other income (expense) of Consolidated Funds and Partnerships consists of earnings from funds in which consolidated general partner entities, that are not wholly-owned by us, have commitments as well as interest income, net gain on investments and interest expense on Consolidated Funds.
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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. The OBBBA contains several provisions revising the U.S. federal corporate income tax by, among other things, extending many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring favorable tax treatment for certain business provisions. The OBBBA legislation did not have a material impact on our consolidated financial statements.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2025 and 2024. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues
Management and advisory fees	$142,127	$119,783	$275,822	$259,745
Incentive fees	44,551	30,216	86,813	86,985
Consolidated Funds and Partnerships:
Incentive fees	4,202	—	4,202	—
Total revenues	190,880	149,999	366,837	346,730
Expenses
Compensation and benefits	76,986	55,070	146,541	133,504
General, administrative and other	33,549	27,737	62,492	56,274
Consolidated Funds and Partnerships:
General, administrative and other	630	—	1,114	149
Total expenses	111,165	82,807	210,147	189,927
Other income (expense)
Equity in income of investees	20,069	6,372	29,508	13,762
Interest expense	(3,830)	(2,704)	(7,687)	(5,651)
Interest income	2,643	1,406	5,438	2,171
Non-operating gain, net	35	1,437	482	11,251
Consolidated Funds and Partnerships:
Equity in income of investees	551	957	1,421	1,884
Net gain on investments	17,927	2,342	26,466	3,539
Interest income	472	92	711	108
Total other income (expense)	37,867	9,902	56,339	27,064
Income before income taxes	117,582	77,094	213,029	183,867
Income tax expense	13,978	1,172	32,356	20,859
Net income	103,604	75,922	180,673	163,008
Less: Income attributable to non-controlling interests in Partnerships	240	388	383	733
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	25,337	19,850	47,057	47,495
Less: Income attributable to non-controlling interests in Consolidated Funds	7,138	702	8,599	834
Net income attributable to Hamilton Lane Incorporated	$70,889	$54,982	$124,634	$113,946

Revenues
The following table shows our total revenues (excluding consolidated funds and general partner entities that are not wholly-owned (“Consolidated Funds and Partnerships”)):

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2025	2024		2025	2024
Revenues
Management and advisory fees
Specialized funds	$89,857	$70,312	$19,545	$172,602	$160,103	$12,499
Customized separate accounts	35,771	34,757	1,014	70,346	68,210	2,136
Advisory	5,431	5,728	(297)	10,917	11,639	(722)
Reporting, monitoring, data and analytics	8,644	7,128	1,516	17,037	14,122	2,915
Distribution management	452	416	36	1,427	915	512
Fund reimbursement revenue	1,972	1,442	530	3,493	4,756	(1,263)
Total management and advisory fees	142,127	119,783	22,344	275,822	259,745	16,077
Incentive fees
Specialized funds	31,477	26,021	5,456	69,686	78,076	(8,390)
Customized separate accounts	13,074	4,195	8,879	17,127	8,909	8,218
Total incentive fees	44,551	30,216	14,335	86,813	86,985	(172)
Total revenues	$186,678	$149,999	$36,679	$362,635	$346,730	$15,905
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Total revenues increased $36.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $22.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Specialized funds revenue increased $19.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due primarily to an increase of $16.4 million in revenue from our evergreen funds and increase of $2.1 million in revenue from our latest direct equity fund, which added $4.8 billion and $0.6 billion, respectively, in fee-earning AUM between periods. Revenue from our specialized funds for the three months ended September 30, 2025 included $0.7 million of retroactive fees from our latest direct equity fund. Retroactive fees are management fees earned from investors that commit to a specialized fund after the first close of the fund and are required to pay a catch-up management fee as if they had committed to the fund at the first closing in a prior period. Customized separate accounts revenue increased $1.0 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Reporting, monitoring, data and analytics revenue increased $1.5 million, due primarily to increased subscriptions of our technology solutions.
Incentive fees increased $14.3 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due primarily to the recognition of $13.1 million in performance fees from our evergreen funds during the period ended September 30, 2025.

Six months ended September 30, 2025 compared to six months ended September 30, 2024
Total revenues increased $15.9 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024, due primarily to an increase in management and advisory fees, partially offset by a decrease in incentive fees.
Management and advisory fees increased $16.1 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Specialized funds revenue increased $12.5 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024, due primarily to an increase of $31.0 million in revenue from our evergreen funds and an increase of $3.8 million in revenue from our latest direct equity fund. Revenue from our specialized funds for the six months ended September 30, 2025 included $0.8 million of retroactive fees from our latest direct equity fund compared to $20.7 million from our latest secondary fund recognized during the six months ended September 30, 2024. Customized separate accounts revenue increased $2.1 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity. Reporting, monitoring, data and analytics revenue increased $2.9 million, due primarily to increased subscriptions of our technology solutions.
Incentive fees decreased $0.2 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024, due primarily to a decrease in tax-related carried interest distributions offset by the recognition of performance revenues during the period ending September 30, 2025.

Expenses
The following table shows our expenses (excluding Consolidated Funds and Partnerships):

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2025	2024		2025	2024
Expenses
Compensation and benefits
Base compensation and benefits	$55,734	$42,843	$12,891	$109,248	$103,862	$5,386
Incentive fee compensation	8,864	7,554	1,310	12,105	21,746	(9,641)
Equity-based compensation	12,388	4,673	7,715	25,188	7,896	17,292
Total compensation and benefits	76,986	55,070	21,916	146,541	133,504	13,037
General, administrative and other	33,549	27,737	5,812	62,492	56,274	6,218
Total expenses	$110,535	$82,807	$27,728	$209,033	$189,778	$19,255
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Total expenses increased $27.7 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due primarily to increases in compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $21.9 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. Base compensation and benefits increased $12.9 million for the three months ended September 30, 2025, due primarily to an increase in salary expense from additional headcount and an increase in our annual bonus plan accrual related to stronger operating performance compared to the prior year period. Equity-based compensation increased $7.7 million driven primarily by awards granted in the prior fiscal year ended March 31, 2025. Incentive fee compensation increased $1.3 million for the three months ended September 30, 2025 due to an increase in carried interest revenue compared to the prior year period.
General, administrative and other expenses increased $5.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. This change consisted primarily of a $1.3 million increase in fund reimbursement expense attributed to the timing of newly created funds, a $1.2 million increase in consulting and professional fees and a $0.8 million increase in third-party commissions primarily attributed to the increase in gross subscriptions to our evergreen funds.

Six months ended September 30, 2025 compared to six months ended September 30, 2024
Total expenses increased $19.3 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024, due to increases in both compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $13.0 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. Base compensation and benefits increased $5.4 million, due primarily to an increase in salary expense from additional headcount and an increase in our annual bonus plan accrual related to stronger operating performance compared to the prior year period. Equity-based compensation increased $17.3 million for the six months ended September 30, 2025, driven primarily by awards granted in the prior fiscal year ended March 31, 2025. Incentive fee compensation decreased $9.6 million for the six months ended September 30, 2025 due to a decrease in carried interest revenue compared to the prior year period.

General, administrative and other expenses increased $6.2 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. This change consisted primarily of a $2.2 million increase in third-party commissions primarily attributed to the increase in gross subscriptions to our evergreen funds, a $1.5 million increase in consulting and professional fees and a $0.9 million increase in technology related expenses.

Other Income (Expense)
The following table shows our total other income (expense) (excluding Consolidated Funds and Partnerships):

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2025	2024		2025	2024
Other income (expense)
Equity in income of investees
Primary funds	$1,320	$(148)	$1,468	$2,088	$89	$1,999
Direct investment funds	3,620	1,128	2,492	4,499	3,486	1,013
Secondary funds	3,213	770	2,443	5,563	943	4,620
Customized separate accounts	4,389	2,281	2,108	6,972	4,755	2,217
Evergreen funds	7,662	2,695	4,967	10,772	4,980	5,792
Other equity method investments	(135)	(354)	219	(386)	(491)	105
Total equity in income of investees	20,069	6,372	13,697	29,508	13,762	15,746
Interest expense	(3,830)	(2,704)	(1,126)	(7,687)	(5,651)	(2,036)
Interest income	2,643	1,406	1,237	5,438	2,171	3,267
Non-operating gain, net	35	1,437	(1,402)	482	11,251	(10,769)
Total other income (expense)	$18,917	$6,511	$12,406	$27,741	$21,533	$6,208
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Other income (expense) increased $12.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due primarily to an increase in equity in income of investees, partially offset by a decrease in non-operating gain, net.
Equity in income of investees increased $13.7 million due primarily to larger increases in investment valuations during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Non-operating gain, net decreased $1.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due primarily to the recognition of gains on a publicly traded technology investment during the three months ended September 30, 2024 that did not recur during the three months ended September 30, 2025.
Six months ended September 30, 2025 compared to six months ended September 30, 2024
Other income (expense) increased $6.2 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024, due primarily to an increase in equity in income of investees, partially offset by a decrease in non-operating gain, net.

Equity in income of investees increased $15.7 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024, due primarily to larger increases in investment valuations during the six months ended September 30, 2025 compared to the six months ended September 30, 2024.
Non-operating gain, net decreased $10.8 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024, due primarily to the recognition of gains on our technology investment during the six months ended September 30, 2024 that did not recur during the six months ended September 30, 2025.
Consolidated Funds and Partnerships
The following table shows the results of operations of Consolidated Funds and Partnerships:

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2025	2024		2025	2024
Revenue
Incentive Fees	$4,202	$—	$4,202	$4,202	$—	$4,202

Expenses
General, administrative and other	$630	$—	$630	$1,114	$149	$965

Other income (expense)
Equity in income of investees	$551	$957	$(406)	$1,421	$1,884	$(463)
Net gain on investments	17,927	2,342	15,585	26,466	3,539	22,927
Interest income	472	92	380	711	108	603
Total other income (expense)	$18,950	$3,391	$15,559	$28,598	$5,531	$23,067
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Incentive fees increased $4.2 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due to increased incentive fees from our specialized funds.
Other income (expense) of Consolidated Funds and Partnerships increased $15.6 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due primarily to increased investment activity of Funds consolidated between periods.
Six months ended September 30, 2025 compared to six months ended September 30, 2024
Incentive fees increased $4.2 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024, due to increased incentive fees from our specialized funds.
Other income (expense) of Consolidated Funds and Partnerships increased $23.1 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024 due primarily to increased investment activity of Funds consolidated between periods.

Income Tax Expense
Our effective tax rate was 11.9% and 1.5% for the three months ended September 30, 2025 and 2024, respectively, and 15.2% and 11.3% for the six months ended September 30, 2025 and 2024, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to NCI, a change in valuation allowance recorded against deferred tax assets and discrete tax adjustments to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to us after the prior fiscal year end. The effective tax rates for the three and six months ended September 30, 2025 were higher than the effective tax rates for the three and six months ended September 30, 2024 due primarily to less discrete tax adjustments recorded at September 30, 2025.
Non-Controlling Interests
The following table shows income attributable to NCI:

	Three Months Ended September 30,		Total Change	Six Months Ended September 30,		Total Change
(in thousands)	2025	2024		2025	2024
Income attributable to non-controlling interests in Partnerships	$240	$388	$(148)	$383	$733	$(350)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	25,337	19,850	5,487	47,057	47,495	(438)
Income attributable to non-controlling interests in consolidated Funds	7,138	702	6,436	8,599	834	7,765
	$32,715	$20,940	$11,775	$56,039	$49,062	$6,977
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Net income attributable to NCI increased by $11.8 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, due primarily to an increase in overall net income.
Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. increased $5.5 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due primarily to an overall increase in net-income, partially offset by a decrease in NCI holders’ economic ownership percentage of Hamilton Lane Advisors, L.L.C. between periods.
Net income attributable to NCI in consolidated Funds increased $6.4 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was due primarily to gains on investments held by Funds consolidated between periods and increased subscriptions in consolidated Funds by NCI holders.

Six months ended September 30, 2025 compared to six months ended September 30, 2024
Net income attributable to NCI increased by $7.0 million for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, due primarily to an increase in overall net income.

Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. decreased by $0.4 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024 due primarily to a decrease in NCI holders’ economic ownership percentage of Hamilton Lane Advisors, L.L.C. during the period, partially offset by an overall increase in net income.

Net income attributable to NCI in consolidated Funds increased by $7.8 million for the six months ended September 30, 2025 compared to the six months ended September 30, 2024. The increase was due primarily to gains on investments held by Funds consolidated between periods and increased subscriptions in consolidated Funds by NCI holders.

Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Three Months Ended September 30, 2025			Six Months Ended September 30, 2025
(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$40,280	$34,119	$74,399	$39,343	$32,704	$72,047
Contributions (1)	1,145	1,825	2,970	2,917	3,423	6,340
Distributions (2)	(829)	(623)	(1,452)	(1,803)	(1,224)	(3,027)
Foreign exchange, market value and other (3)	201	301	502	340	719	1,059
Balance, end of period	$40,797	$35,622	$76,419	$40,797	$35,622	$76,419

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
Three months ended September 30, 2025
Fee-earning AUM increased $2.0 billion during the three months ended September 30, 2025, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.5 billion for the three months ended September 30, 2025. Customized separate accounts contributions were $1.1 billion for the three months ended September 30, 2025, due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Distributions were $0.8 billion for the three months ended September 30, 2025, due primarily to $0.5 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base and $0.3 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $1.5 billion for the three months ended September 30, 2025. Specialized fund contributions were $1.8 billion for the three months ended September 30, 2025, due primarily to $1.3 billion from our evergreen funds. Distributions were $0.6 billion for the three months ended September 30, 2025, due primarily to $0.4 billion from accounts reaching the end of their fund term and $0.2 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base.
Six months ended September 30, 2025
Fee-earning AUM increased $4.4 billion during the six months ended September 30, 2025, due primarily to contributions from customized separate accounts and specialized funds.

Customized separate accounts fee-earning AUM increased $1.5 billion for the six months ended September 30, 2025. Customized separate accounts contributions were $2.9 billion for the six months ended September 30, 2025, due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Distributions were $1.8 billion for the six months ended September 30, 2025, due primarily to $0.9 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.5 billion from accounts reaching the end of their fund term, and $0.4 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $2.9 billion for the six months ended September 30, 2025. Specialized fund contributions were $3.4 billion for the six months ended September 30, 2025, due primarily to $2.6 billion from our evergreen funds. Distributions were $1.2 billion for the six months ended September 30, 2025 due primarily to $1.0 billion from returns of capital and redemptions in funds earning fees on a net invested capital or NAV fee base and $0.3 billion from accounts reaching the end of their fund term.

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
Beginning in the fourth quarter of fiscal 2025, we modified our definition of FRE to exclude equity-based compensation and include FRPR. Equity-based compensation is non-cash compensation provided to retain employees and align employee and stockholder interest. It is not directly correlated with our operating results. Fee related performance revenues are expected to be received on a recurring basis depending upon performance of certain funds that pay incentive fees on a high-water mark basis. We believe that reporting non-GAAP results inclusive of these changes provides a supplemental view of our ongoing performance that is useful and relevant to our investors. As a result of the change, prior period amounts have been recast to reflect the updated presentation.
Adjusted EBITDA
Adjusted EBITDA is an internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our outstanding debt, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) non-operating gain, net and (f) certain other significant items that we believe are not indicative of our core performance. Adjusted EBITDA also includes FRPR related to consolidated Funds and management fees related to consolidated Funds.

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Net income attributable to Hamilton Lane Incorporated	$70,889	$54,982	$124,634	$113,946
Income attributable to non-controlling interests in Partnerships	240	388	383	733
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	25,337	19,850	47,057	47,495
Income attributable to non-controlling interests in Consolidated Funds	7,138	702	8,599	834
Incentive fees	(48,753)	(30,216)	(91,015)	(86,985)
Incentive fee related compensation (1)	16,842	14,342	23,002	40,735
Fee related performance revenues	16,215	23	45,735	1,228
Equity-based compensation	12,388	4,673	25,188	7,896
Consolidated Funds related general, administrative and other expenses	630	—	1,091	149
Management fees related to Consolidated Funds	—	—	57	—
Non-operating income related compensation	—	278	—	278
Income tax expense	13,978	1,172	32,356	20,859
Other income (expense)	(37,867)	(9,902)	(56,339)	(27,064)
Fee Related Earnings	$77,037	$56,292	$160,748	$120,104
Depreciation and amortization	2,519	2,367	5,047	4,680
Incentive fees	48,753	30,216	91,015	86,985
Incentive fees attributable to non-controlling interests	(179)	—	(179)	—
Incentive fee related compensation (1)	(16,842)	(14,342)	(23,002)	(40,735)
Fee related performance revenues	(16,215)	(23)	(45,735)	(1,228)
Non-operating income related compensation	—	(278)	—	(278)
Fee related performance revenues related to Consolidated Funds	3,099	—	3,324	—
Interest income	2,643	1,406	5,438	2,171
Adjusted EBITDA	$100,815	$75,638	$196,656	$171,699
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share (“EPS”) measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP EPS is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the three and six months ended September 30, 2025 and 2024 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP EPS are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three and six months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per-share amounts)	2025	2024	2025	2024
Net income attributable to Hamilton Lane Incorporated	$70,889	$54,982	$124,634	$113,946
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	25,337	19,850	47,057	47,495
Income tax expense	13,978	1,172	32,356	20,859
Adjusted pre-tax net income	110,204	76,004	204,047	182,300
Adjusted income taxes (1)	(26,118)	(17,785)	(48,359)	(42,658)
Adjusted net income	$84,086	$58,219	$155,688	$139,642

Adjusted shares outstanding	54,495,410	54,180,960	54,479,497	54,127,320

Non-GAAP EPS	$1.54	$1.07	$2.86	$2.58

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.7% and 23.4% for the three and six months ended September 30, 2025 and 2024, respectively, applied to adjusted pre-tax net income. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%. The 23.4% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.4%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through June 30, 2025 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•competition for investment opportunities, resulting from the increasing amount of capital invested in private markets alternatives, may increase the cost and reduce the availability of suitable investments, thereby reducing investment returns in the future;
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.6	1.6	11.5%	8.7%	55 bps	(191 bps)	391 bps	138 bps
PEF VII	2010	262	290	1.5	1.5	11.6%	7.6%	(249 bps)	(627 bps)	141 bps	(241 bps)
PEF VIII	2012	427	434	1.4	1.5	8.3%	5.9%	(521 bps)	(760 bps)	(205 bps)	(447 bps)
PEF IX	2015	517	527	1.9	1.9	17.0%	14.7%	229 bps	6 bps	529 bps	302 bps
PEF X	2018	278	270	1.6	1.5	14.7%	12.1%	(4 bps)	(303 bps)	239 bps	(67 bps)
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,332 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(190 bps)	869 bps	215 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.0%	(85 bps)	(377 bps)	301 bps	14 bps
Secondary Fund IV	2016	1,917	2,114	1.6	1.5	14.4%	14.8%	(35 bps)	(37 bps)	277 bps	287 bps
Secondary Fund V	2019	3,929	3,907	1.5	1.5	16.0%	14.1%	314 bps	134 bps	536 bps	359 bps
Secondary Fund VI	2022	5,603	3,769	1.4	1.4	40.6%	44.1%	2,071 bps	2,866 bps	2,119 bps	2,783 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.4)%	(570) bps	(755) bps	(319) bps	(510) bps
Co-Investment Fund II	2008	1,195	1,157	2.2	1.9	17.9%	14.3%	556 bps	179 bps	930 bps	548 bps
Co-Investment Fund III	2014	1,243	1,324	1.8	1.6	14.6%	11.7%	8 bps	(287) bps	334 bps	34 bps
Co-Investment Fund IV	2018	1,698	1,507	2.5	2.2	23.7%	22.2%	855 bps	686 bps	1,124 bps	950 bps
Equity Opportunities Fund V	2021	2,069	1,819	1.3	1.2	10.6%	8.6%	(307) bps	(532) bps	(148) bps	(380) bps
Equity Opportunities Fund VI	2024	1,305	371	1.1	N/A	N/M	N/A	N/M	N/A	N/M	N/A

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs DJB GI	Net Spread vs DJB GI	Gross Spread vs MSCI World Infra	Net Spread vs MSCI World Infra
Infrastructure Funds
Infrastructure Opps Fund I	2020	489	408	1.5	1.4	16.2%	13.7%	747 bps	477 bps	528 bps	223 bps
Infrastructure Opps Fund II	2024	601	172	1.3	1.2	32.3%	30.8%	1,216 bps	947 bps	889 bps	652 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. ICE BofA US HY	Net Spread vs. ICE BofA US HY	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	566 bps	219 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.2	1.1	8.9%	6.5%	258 bps	21 bps	397 bps	164 bps
Strat Opps 2017	2017	435	448	1.3	1.2	9.3%	7.1%	476 bps	237 bps	497 bps	274 bps
Strat Opps IV (Series 2018)	2018	889	870	1.3	1.2	9.0%	7.0%	457 bps	234 bps	495 bps	262 bps
Strat Opps V (Series 2019)	2019	762	716	1.3	1.3	12.8%	10.2%	859 bps	537 bps	684 bps	357 bps
Strat Opps VI (Series 2020)	2021	898	854	1.2	1.2	8.2%	6.3%	494 bps	226 bps	190 bps	(34 bps)
Strat Opps VII	2022	953	885	1.3	1.2	14.4%	12.1%	473 bps	198 bps	493 bps	246 bps
Strat Opps VIII	2023	700	581	1.1	1.1	13.0%	10.2%	386 bps	89 bps	566 bps	270 bps
Strat Opps IX	2024	367	87	1.1	1.1	N/M	N/M	N/M	N/M	N/M	N/M

Performance Methodology
The indices presented for comparison are the S&P 500, MSCI World, Dow Jones Brookfield Global Infrastructure (“DJB GI”), MSCI World Infrastructure (“MSCI Infra”), ICE BofA US High Yield Index (“ICE BofA US HY”) and Credit Suisse Leverage Loan (“CS LL”), calculated on a public market equivalent (“PME”) basis. We believe these indices are commonly used by private markets and credit investors to evaluate performance. The PME calculation methodology allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called and distributed from the underlying fund managers. The S&P 500 Index is a total return capitalization-weighted index that measures the performance of 500 U.S. large cap stocks. The DJB GI Index includes companies domiciled globally that qualify as “pure-play” infrastructure companies, which are companies whose primary business is the ownership and operation of infrastructure assets, activities that generally generate long-term stable cash flows. The MSCI Infra Index covers mid and large cap infrastructure assets across the 23 developed market countries. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 1,600 world stocks that is designed to measure the equity market performance of developed markets. The ICE BofA HY Index tracks the performance of US dollar denominated below investment grade rated corporate debt publicly issued in the US domestic market. The ICE BofA HY Index is rebalanced monthly. The CS LL Index is an index designed to mirror the investable universe of the U.S. dollar denominated leveraged loan market. Loans must be rated 5B or lower and the index frequency is monthly.
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2025. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of September 30, 2025 and March 31, 2025, our cash and cash equivalents were $240.8 million and $229.2 million, respectively.
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

The Term Loan Agreement has a maturity date of July 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of September 30, 2025, we had an outstanding balance of $89 million under the Term Loan Agreement.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of October 6, 2027. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of September 30, 2025, we did not have an outstanding balance under the Revolving Loan Agreement.

The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of April 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of September 30, 2025, we had an outstanding balance of $99 million under the 2020 Multi-Draw Term Loan Agreement.

The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029. On October 1, 2025, we amended our 2022 Multi-Draw Term Loan Agreement to, among other things, (a) change the aggregate principal amount of term loans from $75 million to $50 million, subject to the Cap, (b) change certain dates related to interest payments and repayments of the term loan thereunder, and (c) change the interest rate for borrowings thereunder to equal the greater of (i) the prime rate minus 1.35% and (ii) 3.00%. As of September 30, 2025, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $50 million in the aggregate, subject to the Cap, through October 6, 2027.

The Loan Agreements and the Note Purchase Agreement contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (a) a specified amount of management fees, (b) a specified amount of adjusted EBITDA minus dividend distributions (other than tax distributions), as defined in the Loan Agreements, and (c) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The Note Purchase Agreement contains certain covenants, including (a) a Consolidated Leverage Ratio (as defined in the Note Purchase Agreement) of 3.50 to 1.00 as of March 31 and September 30 of each calendar year (each, a “Test Date”), (b) a minimum annual Management Fees (as defined in the Note Purchase Agreement) covenant as of each Test Date of not less than the greater of (i) $185 million and (ii) the amount equal to 80% of the Management Fees received by HLA during the six calendar month period ended on the immediately preceding Test Date, and other customary covenants. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of September 30, 2025 and March 31, 2025, the principal amount of debt outstanding equaled $288.1 million and $293.1 million, respectively. We had $325.0 million in availability under the Loan Agreements as of September 30, 2025.

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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary, and minimum cash balances related to our self-funded medical insurance plan put in place as of January 1, 2025. The net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of each of September 30, 2025 and March 31, 2025, we were required to maintain approximately $7.8 million and $6.3 million, respectively, in liquid net assets to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.

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

Cash Flows
Six months ended September 30, 2025 and 2024

	Six Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$247,830	$197,145
Net cash used in investing activities	$(227,916)	$(25,037)
Net cash provided by (used in) financing activities	$29,723	$(58,900)
Operating Activities
Operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income of investees, equity-based compensation, lease expense, fair value adjustments to investments and depreciation and amortization, all of which are included in earnings. For the six months ended September 30, 2025 and 2024, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Investing activities generally reflect cash used for fixed asset purchases and contributions to and distributions from our investments.
For the six months ended September 30, 2025 and 2024, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, purchases of investments, and net contributions to our Funds.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled drawdowns and repayments of our outstanding debt.
For the six months ended September 30, 2025 and 2024, our net cash provided by (used in) financing activities was driven primarily by dividends paid to stockholders, payments under the tax receivable agreement, distributions to HLA members, repayment of our outstanding debt and contributions from NCI in Consolidated Funds.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements discussed in our 2025 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2025 Form 10-K.

Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with GAAP for interim financial information including our accounts, our wholly owned subsidiaries, and entities that we control, for which all intercompany transactions and balances have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates.
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
Interest Rate Risk
As of September 30, 2025, we had $188.1 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 6.00% as of September 30, 2025. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 5.75% as of September 30, 2025.
Based on the floating rate component of our Loan Agreements payable as of September 30, 2025, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $0.9 million over the next 12 months.
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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2025. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

57

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2025	—	$—	—	$50,000,000
August 1 - 31, 2025	—	$—	—	$50,000,000
September 1 - 30, 2025	10,202	$146.53	—	$50,000,000
Total	10,202	$146.53	—	$50,000,000

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

Item 5. Other Information
Item 3.02 Unregistered Sales of Equity Securities
On November 2, 2025, we entered into a definitive transaction agreement (the “Agreement”) with The Guardian Life Insurance Company of America (“Guardian”), pursuant to which, in consideration for certain commercial arrangements between Guardian and us, we agreed to deliver to Guardian at closing, in a private placement transaction (the “Private Placement”), a warrant (the “Warrant”) related to a maximum of 400,000 shares of our Class A Common Stock, $0.001 par value per share, subject to applicable exercise prices and vesting and forfeiture conditions, in each case, as provided in the Warrant. We may elect, in our sole discretion, to settle any exercise of the Warrant in cash or shares. The Warrant will expire approximately 10 years after the issuance date. The exercise prices and number of shares issuable upon exercise of the Warrant are subject to customary adjustment in the event of stock dividends, stock splits and certain other events affecting the shares.
The Private Placement is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), as a transaction by an issuer not involving a public offering. Accordingly, neither the Warrant nor the shares issuable upon exercise of the Warrant have been registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws. Appropriate legends have been affixed to the securities issued in this transaction.
The transactions contemplated by the Agreement and the Private Placement are expected to close, and the Warrant is expected to be issued, in the fourth calendar quarter of 2025, subject to customary closing conditions.
The foregoing description of the Warrant does not purport to be complete and is qualified in its entirety by reference to the full text of the Warrant, which is filed as Exhibit 4.1 to this Form 10-Q and incorporated herein by reference.
Item 8.01 Other Events
On November 3, 2025, we issued a press release announcing the strategic partnership with Guardian. A copy of that press release is attached hereto as Exhibit 99.1 and is incorporated herein by reference.
Trading Arrangements
During the three months ended September 30, 2025, none of our directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
4.1	Form of Warrant					X
10.1º	Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C. (conformed through Second Amendment)	8-K	10.1	10/6/25	001-38021
10.2†	Form of Performance Stock Award under the Amended and Restated 2017 Equity Incentive Plan					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release of Hamilton Lane Incorporated dated November 3, 2025					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

60

particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

61

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of November, 2025.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)