Form 10-Q
period 2025-12-31
Hamilton Lane INC
filed 2026-02-03
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 2, 2026, there were 43,938,664 shares of the registrant’s Class A common stock, par value $0.001, and 11,836,450 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Available Information
Our website is located at www.hamiltonlane.com, and the Shareholders page of our website is located at https://shareholders.hamiltonlane.com. We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and file or furnish reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, statements of changes in beneficial ownership and amendments to those reports are available for free on the Shareholders page of our website as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. We also make certain corporate governance documents available on the Shareholders page of our website, including board committee charters and our code of conduct and ethics. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	December 31, 2025	March 31, 2025
Assets
Cash and cash equivalents	$338,504	$229,161
Restricted cash	7,796	6,331
Fees receivable	171,813	181,411
Prepaid expenses	12,442	11,258
Due from related parties	35,316	16,217
Furniture, fixtures and equipment, net	35,341	37,586
Lease right-of-use assets, net	63,669	61,413
Investments	744,756	664,354
Deferred income taxes	294,885	308,525
Other assets	37,835	28,827
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	1,683	48,112
Investments	425,729	96,700
Other assets	1,044	460
Total assets	$2,170,813	$1,690,355

Liabilities and equity
Accounts payable	5,029	5,469
Accrued compensation and benefits	101,336	48,556
Accrued members’ distributions	23,875	26,810
Accrued dividend	22,569	20,233
Debt	279,515	290,303
Payable to related parties pursuant to tax receivable agreement	234,965	240,648
Lease liabilities	80,324	78,017
Other liabilities (includes $10,777 and $12,190 at fair value)	44,809	55,502
Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	31,792	—
Other liabilities	20,548	922
Total liabilities	$844,762	$766,460
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 300,000,000 authorized; 43,951,156 and 43,497,538 issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	44	43
Class B common stock, $0.001 par value, 50,000,000 authorized; 11,836,450 and 12,178,412 issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	12	12
Additional paid-in-capital	305,149	261,856
Accumulated other comprehensive income (loss)	1,150	(141)
Retained earnings	571,040	455,511
Total Hamilton Lane Incorporated stockholders’ equity	$877,395	$717,281
Non-controlling interests in Partnerships	6,463	6,024
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	213,177	176,731
Non-controlling interests in Consolidated Funds	229,016	23,859
Total equity	$1,326,051	$923,895
Total liabilities and equity	$2,170,813	$1,690,355
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues
Management and advisory fees	$153,177	$126,282	$429,000	$386,027
Incentive fees	45,375	41,176	132,188	128,161
Consolidated Funds and Partnerships:
Incentive fees	37	803	4,239	803
Total revenues	198,589	168,261	565,427	514,991
Expenses
Compensation and benefits	77,944	61,905	224,485	195,409
General, administrative and other	34,329	30,581	96,822	86,858
Consolidated Funds and Partnerships:
General, administrative and other	310	53	1,424	202
Total expenses	112,583	92,539	322,731	282,469
Other income (expense)
Equity in income of investees	11,307	11,611	40,815	25,373
Interest expense	(3,688)	(3,866)	(11,374)	(9,517)
Interest income	2,656	2,761	8,093	4,933
Non-operating gain, net	2,613	453	3,095	11,705
Consolidated Funds and Partnerships:
Equity in income of investees	433	351	1,855	2,236
Net gain on investments	19,681	3,082	46,147	6,621
Interest income	1,042	37	1,753	145
Total other income (expense)	34,044	14,429	90,384	41,496
Income before income taxes	120,050	90,151	333,080	274,018
Income tax expense	27,253	12,696	59,609	33,555
Net income	92,797	77,455	273,471	240,463
Less: Income attributable to non-controlling interests in Partnerships	124	94	506	827
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,426	23,159	70,483	70,654
Less: Income attributable to non-controlling interests in Consolidated Funds	10,875	1,230	19,475	2,064
Net income attributable to Hamilton Lane Incorporated	$58,372	$52,972	$183,007	$166,918

Basic earnings per share of Class A common stock	$1.40	$1.33	$4.40	$4.20
Diluted earnings per share of Class A common stock	$1.37	$1.32	$4.35	$4.15
Dividends declared per share of Class A common stock	$0.54	$0.49	$1.62	$1.47

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income	$92,797	$77,455	$273,471	$240,463
Other comprehensive income, net of tax
Foreign currency translation	(92)	—	1,707	—
Total other comprehensive income, net of tax	$(92)	$—	$1,707	$—
Comprehensive income	92,705	77,455	275,178	240,463
Less:
Comprehensive income attributable to non-controlling interests in Partnerships	124	94	506	827
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,406	23,159	70,875	70,654
Comprehensive income attributable to non-controlling interests in Consolidated Funds	10,871	1,230	19,499	2,064
Total comprehensive income attributable to Hamilton Lane Incorporated	$58,304	$52,972	$184,298	$166,918
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2025	$43	$12	$261,856	$(141)	$455,511	$6,024	$176,731	$23,859	$923,895
Net income	—	—	—	—	183,007	506	70,483	19,475	273,471
Other comprehensive income	—	—	—	1,291	—	—	392	24	1,707
Equity-based compensation	—	—	29,361	—	—	—	8,819	—	38,180
Warrant vesting	—	—	6,468	—	—	—	1,899	—	8,367
Purchase and retirement of Class A stock for tax withholding	—	—	(1,107)	—	—	—	(330)	—	(1,437)
Deferred tax adjustment	—	—	1,942	—	—	—	—	—	1,942
Dividends declared	—	—	—	—	(67,478)	—	—	—	(67,478)
Capital (distributions to) contributions from non-controlling interests, net	—	—	—	—	—	(67)	—	185,658	185,591
Member distributions	—	—	—	—	—	—	(40,583)	—	(40,583)
Secondary Offering	—	—	5,663	—	—	—	(5,663)	—	—
Employee Share Purchase Plan share issuance	1	—	1,841	—	—	—	554	—	2,396
Equity reallocation between controlling and non-controlling interests	—	—	(875)	—	—	—	875	—	—
Balance at December 31, 2025	$44	$12	$305,149	$1,150	$571,040	$6,463	$213,177	$229,016	$1,326,051

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at March 31, 2024	$41	$14	$208,402	$—	$316,696	$5,043	$145,762	$—	$675,958
Net income	—	—	—	—	166,918	827	70,654	2,064	240,463
Equity-based compensation	—	—	14,485	—	—	—	5,196	—	19,681
Purchase and retirement of Class A stock for tax withholding	—	—	(729)	—	—	—	(261)	—	(990)
Dividends declared	—	—	—	—	(58,369)	—	—	—	(58,369)
Capital contributions from non-controlling interests, net	—	—	—	—	—	123	—	10,000	10,123
Member distributions	—	—	—	—	—	—	(26,872)	—	(26,872)
Employee Share Purchase Plan share issuance	1	—	1,494	—	—	—	536	—	2,031
Equity reallocation between controlling and non-controlling interests	—	—	304	—	—	—	(304)	—	—
Balance at December 31, 2024	$42	$14	$223,956	$—	$425,245	$5,993	$194,711	$12,064	$862,025

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at September 30, 2025	$44	$12	$289,308	$1,218	$535,237	$6,296	$200,537	$125,396	$1,158,048
Net income	—	—	—	—	58,372	124	23,426	10,875	92,797
Other comprehensive income	—	—	—	(68)	—	—	(20)	(4)	(92)
Equity-based compensation	—	—	10,043	—	—	—	2,948	—	12,991
Warrant vesting	—	—	6,468	—	—	—	1,899	—	8,367
Purchase and retirement of Class A stock for tax withholding	—	—	(461)	—	—	—	(135)	—	(596)
Deferred tax adjustment	—	—	(1)	—	—	—	—	—	(1)
Dividends declared	—	—	—	—	(22,569)	—	—	—	(22,569)
Capital (distributions to) contributions from non-controlling interests, net	—	—	—	—	—	43	—	92,749	92,792
Member distributions	—	—	—	—	—	—	(16,512)	—	(16,512)
Employee Share Purchase Plan share issuance	—	—	637	—	—	—	189	—	826
Equity reallocation between controlling and non-controlling interests	—	—	(845)	—	—	—	845	—	—
Balance at December 31, 2025	$44	$12	$305,149	$1,150	$571,040	$6,463	$213,177	$229,016	$1,326,051

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Non-Controlling Interests in Consolidated Funds	Total Equity

Balance at September 30, 2024	$41	$14	$214,788	$—	$391,737	$5,875	$178,633	$10,834	$801,922
Net income	—	—	—	—	52,972	94	23,159	1,230	77,455
Equity-based compensation	—	—	8,674	—	—	—	3,111	—	11,785
Purchase and retirement of Class A stock for tax withholding	—	—	(54)	—	—	—	(19)	—	(73)
Dividends declared	—	—	—	—	(19,464)	—	—	—	(19,464)
Capital contributions from non-controlling interests, net	—	—	—	—	—	24	—	—	24
Member distributions	—	—	—	—	—	—	(10,386)	—	(10,386)
Employee Share Purchase Plan share issuance	1	—	560	—	—	—	201	—	762
Equity reallocation between controlling and non-controlling interests	—	—	(12)	—	—	—	12	—	—
Balance at December 31, 2024	$42	$14	$223,956	$—	$425,245	$5,993	$194,711	$12,064	$862,025

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2025	2024
Operating activities:
Net income	$273,471	$240,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,475	7,065
Change in deferred income taxes	26,094	6,886
Change in payable to related parties pursuant to tax receivable agreement	(4,195)	(1,397)
Equity-based compensation	38,180	19,681
Equity in income of investees	(40,815)	(25,373)
Net realized gain on sale of investments	—	(654)
Fair value adjustment of other investments	(413)	(9,852)
Proceeds received from Funds	24,429	39,463
Non-cash lease expense	7,125	6,608
Other	2,580	582
Changes in operating assets and liabilities:
Fees receivable	9,598	(27,331)
Prepaid expenses	(1,184)	1,626
Due from related parties	(19,099)	(13,189)
Other assets	226	821
Accounts payable	(440)	745
Accrued compensation and benefits	52,780	41,792
Lease liability	(7,074)	(6,811)
Other liabilities	(9,779)	4,406
Consolidated Funds and Partnerships:
Cash relinquished from deconsolidation of Fund	—	(12,173)
Net gain on investments	(44,747)	(6,563)
Equity in income of investees	(1,855)	(2,236)
Change in other assets and liabilities	9,587	(3,020)
Net cash provided by operating activities	$321,944	$261,539
Investing activities:
Purchase of furniture, fixtures and equipment	$(4,098)	$(8,713)
Purchase of investments and convertible notes	(8,000)	(5,794)
Proceeds from sale of investments	—	6,948
Net proceeds from sale of Consolidated Fund	22,135	—
Proceeds from sale of intangible assets	—	1,786
Distributions received from Funds	9,068	16,481
Contributions to Funds	(68,212)	(53,087)
Consolidated Funds and Partnerships:
Purchase of investments	(300,027)	(37,670)
Distributions received from investments	4,114	—
Cash from consolidating Funds	—	12,100
Net cash used in investing activities	$(345,020)	$(67,949)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2025	2024
Financing activities:
Proceeds from offering	$55,484	$—
Purchase of membership interests	(55,484)	—
Borrowings of debt, net of deferred financing costs	—	97,658
Repayments of long-term debt	(11,250)	(1,875)
Repurchase of Class A common stock for employee tax withholding	(1,437)	(990)
Proceeds received from issuance of shares under Employee Share Purchase Plan	2,396	2,031
Payments to related parties, pursuant to tax receivable agreement	(12,000)	—
Dividends paid	(65,141)	(56,533)
Members’ distributions paid	(43,518)	(36,310)
Consolidated Funds and Partnerships:
Contributions from non-controlling interests in Partnerships	373	316
Distributions to non-controlling interests in Partnerships	(440)	(193)
Contributions from non-controlling interests in Consolidated Funds	217,450	10,000
Net cash provided by financing activities	$86,433	$14,104
Effect of exchange rate changes on cash and cash equivalents	1,022	—
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	64,379	207,694
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at beginning of the period	283,604	119,619
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at end of the period	$347,983	$327,313

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Funds and Partnerships to the Condensed Consolidated Balance Sheets:
	As of December 31,
	2025	2024
Cash and cash equivalents	$338,504	$285,553
Restricted cash	7,796	5,858
Cash and cash equivalents held at Consolidated Funds and Partnerships	1,683	35,902
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	$347,983	$327,313
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization
Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and, through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest (“NCI”) related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of December 31, 2025 and March 31, 2025, HLI held approximately 77.3% and 76.6%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information including the accounts of the Company, its wholly owned subsidiaries, and entities that the Company controls, for which all intercompany transactions and balances have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending March 31, 2026. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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
The assets of the Partnerships represent investments in Funds and the assets of the Consolidated Funds generally represent cash and investments. The assets may only be used to settle obligations of the respective Consolidated Fund or Partnership, if any. In addition, there is no recourse to the Company for the consolidated liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. Once the Company no longer qualifies as the primary beneficiary or holds a majority voting interest, it deconsolidates all the assets and liabilities of the respective Partnership or Consolidated Fund from the Condensed Consolidated Balance Sheets and records any remaining interest in the entity using the equity method within investments in the Condensed Consolidated Balance Sheets.
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
Segments
Financial information, annual operational plans and forecasts are reviewed by the chief operating decision makers (“CODM”) at the consolidated entity level. Consolidated net income is the primary measure of performance used by the CODM to establish objectives and allocate resources, with compensation and benefits being reviewed in more detail as a significant expense. Segment profit and loss is presented in the Condensed Consolidated Statements of Income, with additional detail provided in Note 10 relating to the significant expenses reviewed by the CODM. The measure of segment assets is not regularly presented to the CODM.
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
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share‑Based Consideration Payable to a Customer, which requires entities that issue share‑based consideration to a customer within the scope of Topic 606 to apply the share‑based payment guidance in Topic 718 to measure and classify such awards and clarifies how vesting conditions and expected forfeitures affect the timing and amount of the related reduction of revenue. The amendments in this ASU will be effective for annual periods (including interim periods within annual periods) beginning after December 15, 2026. Early adoption is permitted and is effective on either a modified retrospective or a retrospective basis. The Company elected to early adopt retrospectively during the three months ended December 31, 2025. The adoption of ASU 2025‑04 did not impact prior periods.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements, which requires entities that present interim financial statements in accordance with U.S. GAAP to follow clarified guidance on the form, content, and required disclosures of those interim financial statements, including disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The amendments in this ASU will be effective for interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the impact of the new requirements.
Reclassifications
In the Investing Activities portion of the Condensed Consolidated Statements of Cash Flows, the Company reclassified Purchase of convertible notes and Purchase of investments into Purchase of Convertible notes and investments, to conform to the current year presentation.There was no impact to prior period amounts reported in our Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue
The following tables present revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and advisory fees	2025	2024	2025	2024
Specialized funds	$98,530	$75,764	$271,132	$235,866
Customized separate accounts	36,108	33,926	106,454	102,136
Advisory	4,810	5,681	15,727	17,320
Reporting, monitoring, data and analytics	9,326	7,102	26,364	21,225
Distribution management	455	1,002	1,882	1,917
Fund reimbursement revenue	3,948	2,807	7,441	7,563
Total management and advisory fees	$153,177	$126,282	$429,000	$386,027

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive fees	2025	2024	2025	2024
Specialized funds	$39,449	$34,837	$109,135	$112,913
Customized separate accounts	5,926	6,339	23,053	15,248
Consolidated funds and partnerships
Specialized funds	37	803	4,239	803
Total incentive fees	$45,412	$41,979	$136,427	$128,964
Strategic Partnership
On November 2, 2025, the Company entered into a long-term strategic partnership (the “Guardian Transaction”) with The Guardian Life Insurance Company of America (“Guardian”). Through this partnership the Company will oversee Guardian’s existing private equity portfolio and future commitments to private equity for the next 10 years. On December 31, 2025, the Company issued a warrant related to a maximum of 400,000 shares of its Class A common stock (the “Warrant”) to Guardian in a private placement transaction.
On December 31, 2025, the Company recognized an asset of $8,367 recorded in other assets in the Condensed Consolidated Balance Sheets, associated with the Warrant shares that were vested and exercisable upon issuance, subject to clawback provisions. The asset along with the remaining fair market value of the Warrant will be recognized as a reduction of management fee revenue over the contract performance period as the Company provides the related asset management services.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments
Investments consist of the following:

	December 31, 2025	March 31, 2025
Equity method investments in Funds	$529,424	$453,636
Other equity method investments	—	386
Fair value investments	10,777	12,190
Measurement alternative investments	204,555	198,142
Total investments	$744,756	$664,354

Investments of Consolidated Funds and Partnerships consist of the following:

	December 31, 2025	March 31, 2025
Equity method investments in Funds	$21,273	$19,292
Fair value investments	404,456	77,408
Total Investments of Consolidated Funds and Partnerships	$425,729	$96,700
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
Fair value investments
The Company’s fair value investments represent investments held by Consolidated Funds and investments in private equity funds and direct credit and equity investments that are held as collateral on the Company’s secured financing. The private equity fund investments can only be redeemed through distributions received from the liquidation of underlying investments of the fund, and the timing of distributions is currently indeterminable. The cost of the assets held as collateral was $4,635 and $5,079 as of December 31, 2025 and March 31, 2025, respectively. Unrealized gains and losses from investments held by Consolidated Funds are recorded in net gain on investments in the Condensed Consolidated Statements of Income.
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
The Company recognized losses of $188 and $1,036 on fair value investments held as collateral during the three and nine months ended December 31, 2025, respectively, and a loss of $236 and a gain of $101 during the three and nine months ended December 31, 2024, respectively, that are recorded in non-operating gain, net. The Company recognized gains of $188 and $1,036 on the secured financing liability during the three and nine months ended December 31, 2025 respectively, and a gain of $236 and a loss of $101 during the three and nine months ended December 31, 2024, respectively, that are recorded in non-operating gain, net in the Condensed Consolidated Statements of Income.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company recognized no gain or loss and a gain of $25 on fair value investments held by Consolidated Funds during the three and nine months ended December 31, 2025, respectively, and gains of $28 and $21 during the three and nine months ended December 31, 2024, respectively, that are recorded in net gain on investments in the Condensed Consolidated Statements of Income.
Measurement Alternative Investments
The following table summarizes the activity related to the Company’s measurement alternative investments:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Carrying amount beginning of the period	$203,555	$188,922	$198,142	$175,522
Adjustments related to equity investments:
Purchases	1,000	2,955	6,000	7,955
Net change in unrealized gain(1)	—	72	413	8,472
Carrying amount, end of period	$204,555	$191,949	$204,555	$191,949
(1) Net change in unrealized gain consists of fair value adjustments for observable price changes of identical or similar investments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s measurement alternative investments:

	December 31, 2025	March 31, 2025
Cumulative gross unrealized gains	$79,415	$79,002
Cumulative gross unrealized losses	$(43,289)	$(43,289)

5. Fair Value Measurements
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of December 31, 2025
	Level 1	Level 2	Level 3	NAV(1)	Total
Financial assets:
Fair value investments	$—	$—	$10,777	$—	$10,777
Consolidated Funds
Fair value investments	109,590	—	3,193	291,673	404,456
Total financial assets	$109,590	$—	$13,970	$291,673	$415,233

Financial liabilities:
Secured financing(2)	$—	$—	$10,777	$—	$10,777
Total financial liabilities	$—	$—	$10,777	$—	$10,777

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
(2) Secured financing is recorded within other liabilities in the Condensed Consolidated Balance Sheets.

The following table lists information regarding all investments recorded at estimated fair value based upon the NAV:

	Fair Value	Unfunded Commitment
Direct investment funds	$57,007	$8,366
Secondary funds	234,666	68,829
	$291,673	$77,195
The investments valued under NAV can only be redeemed through distributions received from the liquidation of the underlying investments, and the timing of distributions is currently indeterminable.
The following is a reconciliation of fair value investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct equity investments	Total investments
Balance as of September 30, 2025	$4,484	$6,648	$11,132
Distributions	(4)	(163)	(167)
Net loss	(56)	(132)	(188)
Balance as of December 31, 2025	$4,424	$6,353	$10,777

Balance as of March 31, 2025	$4,265	$7,925	$12,190
Contributions	9	—	9
Distributions	(15)	(371)	(386)
Net gain (loss)	165	(1,201)	(1,036)
Balance as of December 31, 2025	$4,424	$6,353	$10,777

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Private equity funds	Direct equity investments	Total investments
Balance as of September 30, 2024	$4,608	$8,472	$13,080
Distributions	(52)	—	(52)
Net loss	31	(267)	(236)
Balance as of December 31, 2024	$4,587	$8,205	$12,792

Balance as of March 31, 2024	$5,519	$7,552	$13,071
Distributions	(380)	—	(380)
Net (loss) gain	(552)	653	101
Balance as of December 31, 2024	$4,587	$8,205	$12,792

The following is a reconciliation of investments held by the Company’s Consolidated Funds and Partnerships for which significant unobservable inputs (Level 3) were used in determining value:

Direct equity investments
Balance as of September 30, 2025	$6,490
Contributions	960
Transfer out (1)	(4,257)
Balance as of December 31, 2025	$3,193

Balance as of March 31, 2025	$3,916
Contributions	5,425
Net gain	25
Transfer out(1) (2)	(6,173)
Balance as of December 31, 2025	$3,193
(1)Transfer out relates to deconsolidation of a previously consolidated fund entity which held Level 3 investments.
(2)Transfer out relates to a change in valuation approach on an equity investment from Level 3 to NAV practical expedient based upon the availability of information.

Direct credit investments
Balance as of September 30, 2024	$—
Contributions	2,000
Distributions	(116)
Net gain	28
Balance as of December 31, 2024	$1,912

Balance as of March 31, 2024	$—
Contributions	2,386
Distributions	(116)
Net gain	21
Transfer out (1)	(379)
Balance as of December 31, 2024	$1,912
(1)Transfer out relates to deconsolidation of a previously consolidated fund entity which held Level 3 investments.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows, as of December 31, 2025:

			Significant
	Fair	Valuation	Unobservable				Weighted
	Value	Methodology	Inputs	Range			Average

Private equity funds	$4,424	Adjusted NAV	Selected market return	2.7%	-	2.8%	2.7%
Direct equity investments	$6,353	Adjusted NAV	Selected market return	2.8%	-	3.0%	2.9%
Investments held by Consolidated Funds
Direct equity investments	$3,193	Recent precedent transactions
For the significant unobservable inputs listed in the table above a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively.
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
Consolidated Variable Interest Entities
The following table presents the assets and liabilities of consolidated VIEs that are included in the Condensed Consolidated Balance Sheets.

	December 31, 2025	March 31, 2025
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	$—	$48,112
Investments	397,310	96,700
Other assets	439	460
Total assets	$397,749	$145,272

Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	$31,792	$—
Other liabilities	18,408	922
Total liabilities	$50,200	$922
Non-consolidated Variable Interest Entities
Certain Funds that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

of December 31, 2025, the total remaining unfunded commitments to the non-consolidated VIEs was $165,147. Investor commitments are the primary source of financing for the non-consolidated VIEs.
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
The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	December 31, 2025	March 31, 2025
Investments	$279,782	$256,350
Fees receivable	48,049	48,601
Due from related parties	12,809	4,723
Total VIE Assets	340,640	309,674
Less: Non-controlling interests	(2,218)	(2,497)
Maximum exposure to loss	$338,422	$307,177
7. Debt
The Company’s debt consisted of the following:

	As of December 31, 2025			As of March 31, 2025
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$84,375	$84,053	5.50%	$93,125	$92,736	6.25%
2020 Multi-Draw Facility	97,500	97,239	3.50%	100,000	99,691	3.50%
Senior Notes	100,000	98,223	5.28%	100,000	97,876	5.28%
Total Debt	$281,875	$279,515		$293,125	$290,303
The carrying value of the Company’s Term Loan with JPMorgan Chase Bank, N.A. as of December 31, 2025 and March 31, 2025 approximated fair value. The 2020 multi-draw facility had an estimated fair value of $94,712 and $99,305 as of December 31, 2025 and March 31, 2025, respectively. The Company’s 5.28% Senior Notes due October 15, 2029 had an estimated fair value of $96,903 and $99,222 as of December 31, 2025 and March 31, 2025, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.
On October 1, 2025, we amended our existing 2022 Multi-Draw Term Loan Agreement. The amendment included a decrease in the aggregate principal amount available to be borrowed from $75,000 to $50,000, changed dates related to principal and interest payments and changed interest rates for borrowings to the greater of the prime rate minus 1.35% or 3.00%. As of December 31, 2025 we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8. Equity
The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2025:

	Class A Common Stock	Class B Common Stock
March 31, 2025	43,497,538	12,178,412
Shares issued (repurchased) in connection with offerings	378,705	(341,962)
Awards granted	125,703	—
Shares issued pursuant to Employee Share Purchase Plan	20,570	—
Forfeitures	(61,140)	—
Shares repurchased for employee tax withholdings	(10,220)	—
December 31, 2025	43,951,156	11,836,450
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
Warrant Instrument
In connection with the Guardian Transaction, the Company issued the Warrant allowing for purchases of up to 400,000 shares of Class A common stock, with a grant date fair value of $19,618. The Warrant will expire on February 29, 2036. The Company accounts for the Warrant as equity as it is indexed to the Company’s common stock and can only be settled in cash at the Company’s election.
Upon issuance, 150,000 shares with a weighted average exercise price of $131.56 per share became exercisable. The remaining shares will vest evenly over a 10 year period subject to minimum annual contract commitments.
The fair value of the Warrant was estimated using a Black-Scholes valuation method using the following assumptions:

Closing share price as of grant date	$132.24
Weighted average exercise price	$161.46
Risk Free Rate	4.18%
Dividend rate	1.63%
Volatility (1)	35.00%
Expected term	10.2 years
(1)The Company estimates expected volatility based on the historic volatility of its own Class A common stock.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

9. Equity Based Compensation
Restricted Stock Awards
A summary of restricted stock activity for the nine months ended December 31, 2025 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2025	506,550	$114.15
Granted	19,958	$141.73
Vested	(38,719)	$123.99
Forfeited	(19,495)	$127.30
December 31, 2025	468,294	$113.93
As of December 31, 2025, total unrecognized compensation expense related to restricted stock awards was $40,847.
Performance Awards
The Company grants performance stock awards to certain employees that are subject to both a market-based vesting and a service-based vesting condition (“Performance Awards”). Holders of Performance Awards do not participate in dividends until both their market-based and service-based vesting requirements have been met. Due to the existence of the service requirements on Performance Awards, compensation expense is recognized ratably over the respective minimum service periods from the grant date through the vesting date. The fair values of Performance Awards are based on a Monte Carlo simulation valuation model.
The Performance Awards granted on September 16, 2025 will vest based upon (i) achieving a compound annual growth rate of total shareholder return of at least 8% as of September 16, 2030 and (ii) continued employment through September 16, 2030.
A summary of performance award activity for the nine months ended December 31, 2025 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2025	1,616,282	$101.01
Granted	105,745	$75.27
Forfeited	(41,645)	$35.43
December 31, 2025	1,680,382	$101.01
As of December 31, 2025, the unrecognized compensation expense related to the performance awards was $122,223.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted on September 16, 2025.

Grant Date Fair Value	$75.27
Closing share price as of grant date	$147.58
Risk Free Rate	3.6%
Volatility(1)	35.0%
Dividend Yield	1.5%
(1)The Company estimates expected volatility based on the historic volatility of its own Class A common stock.
10. Compensation and Benefits
The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Base compensation and benefits	$60,886	$39,633	$170,133	$143,495
Incentive fee compensation	4,067	10,487	16,172	32,233
Equity-based compensation	12,991	11,785	38,180	19,681
Total compensation and benefits	$77,944	$61,905	$224,485	$195,409
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
The Company’s effective tax rates were 22.7% and 14.1% for the three months ended December 31, 2025 and 2024, respectively, and 17.9% and 12.3% for the nine months ended December 31, 2025 and 2024, respectively. The effective tax rates were different from the statutory tax rates due to income allocated to NCI, change in valuation allowance recorded against deferred tax assets and discrete tax adjustments to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to the Company after the prior fiscal year end.
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
During the nine months ended December 31, 2025, the Company paid $12,000 of tax receivable agreement payments.
As of December 31, 2025, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In December 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced the intent to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. As of December 31, 2025, the Company is not subject to the Pillar Two model rules and will continue to monitor legislative developments and the potential impact on future periods.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA contains several provisions revising the U.S. federal corporate income tax by, among other things, extending many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring favorable tax treatment for certain business provisions. As of December 31, 2025, the OBBBA did not have a material impact on the Company’s income tax expense.
12. Earnings per Share
The following table presents the basic earnings per share (“EPS”) for a share of Class A common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income attributable to HLI	$58,372	$52,972	$183,007	$166,918
Weighted Average Shares	41,795,343	39,722,780	41,556,577	39,707,732
Basic EPS of Class A common stock	$1.40	$1.33	$4.40	$4.20
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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table presents the diluted EPS for a share of Class A common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Numerator
Net income attributable to Class A common stockholders - basic	$58,372	$52,972	$183,007	$166,918
Adjustments to net income:
Assumed vesting of employee awards	114	174	422	474
Assumed conversion of Class B and Class C units	16,087	18,507	53,307	58,354
Net income attributable to Class A common stockholders	$74,573	$71,653	$236,736	$225,746
Denominator
Weighted-average shares of Class A common stock outstanding - basic	41,795,343	39,722,780	41,556,577	39,707,732
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	387,405	509,110	427,702	438,571
Assumed conversion of Class B and Class C units	12,280,789	14,221,775	12,495,618	14,221,775
Weighted-average shares of Class A common stock outstanding	54,463,537	54,453,665	54,479,897	54,368,078
Diluted EPS of Class A common stock	$1.37	$1.32	$4.35	$4.15

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
The following table presents the weighted-average Performance Awards and the Warrant shares excluded from diluted EPS that would have been antidilutive or for which the market or performance conditions have not been achieved as of the period reported:

	Three Months Ended December 31,		Nine Months Ended December 31,
Shares	2025	2024	2025	2024
Performance Awards	1,392,869	1,298,878	1,334,201	602,698
Warrant shares	4,348	—	1,455	—

13. Related Party Transactions
The Company considers its employees, directors, and equity method investments to be related parties.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Revenue and Receivables
The Company earned management and advisory fees from Funds of $127,313 and $100,522 for the three months ended December 31, 2025 and 2024, respectively, and $351,056 and $309,740 for the nine months ended December 31, 2025 and 2024, respectively. The Company earned incentive fees from Funds of $42,404 and $39,612 for the three months ended December 31, 2025 and 2024, respectively, and $130,721 and $123,988 for the nine months ended December 31, 2025 and 2024, respectively.
Fees receivable from the Funds were $145,990 and $156,776 as of December 31, 2025 and March 31, 2025, respectively, and are included in fees receivable in the Condensed Consolidated Balance Sheets.
Sale of Consolidated Fund
On October 23, 2025, the Company completed the sale of its interests in a wholly-owned Consolidated Fund to a Fund that the Company manages for $92,278 in cash. As a result of the sale, the Company derecognized all of the assets and liabilities of the Consolidated Fund, including $70,143 of cash held by the Consolidated Fund, during the three and nine months ended December 31, 2025. After the deconsolidation, the Company did not retain an equity interest but remains the investment manager of the fund.
14. Supplemental Cash Flow

	Nine Months Ended December 31,
	2025	2024
Non-cash operating activities:
Establishment of lease liability in exchange for right of use asset	$7,030	$3,578
Deconsolidation of fund net (assets)/ liabilities	$—	$(3,568)
Non-cash investing activities:
Investments purchased by Consolidated Fund not yet paid	$(9,546)	$—
Deconsolidation of investments held by deconsolidated fund	$23,846	$9,758
Transfer of equity method investment in funds from deconsolidated fund	$—	$27,240
Conversion of note receivable	$—	$2,161
Non-cash financing activities:
Dividends declared but not paid	$22,569	$19,464
Member distributions declared but not paid	$23,875	$14,377
Establishment of payable to related parties pursuant to tax receivable agreement	$10,512	$—
Warrant related asset	$8,367	$—
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
Incentive Fees
The Funds have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,492,751 and $1,260,277, net of amounts attributable to NCI, at December 31, 2025 and March 31, 2025, respectively.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

If the Company ultimately receives the unrecognized carried interest, a total of $373,188 and $315,069 as of December 31, 2025 and March 31, 2025, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.
Leases
The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.
The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating lease costs	$2,282	$2,396	$6,955	$6,974
Variable lease costs	$538	$394	$1,616	$1,182
Cash paid for amounts included in the measurement of operating lease liabilities	$2,446	$2,318	$7,074	$6,811

			December 31, 2025	March 31, 2025
Weighted average remaining lease term (in years)			10.7	11.6
Weighted average discount rate			3.7%	3.5%

As of December 31, 2025, the maturities of operating lease liabilities were as follows:

Remainder of FY2026	$2,472
FY2027	10,010
FY2028	9,426
FY2029	8,577
FY2030	8,073
Thereafter	56,001
Total lease payments	$94,559
Less: imputed interest	(14,235)
Total operating lease liabilities	$80,324
Commitments
The Company serves as the investment manager of the Funds. The general partner or managing member of each Fund is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Funds was $269,521 and $312,215 as of December 31, 2025 and March 31, 2025, respectively.
In connection with certain of the Company’s strategic technology investments, a percentage of realized gains will be paid to one of the Company’s Co-CEOs for overseeing the initial investments and up to 15% may be paid as a discretionary bonus to other employees as those gains are realized. The Company has an unrealized net gain on strategic investments of $34,086 as of December 31, 2025.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed Funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of December 31, 2025 and March 31, 2025, the total amount of outstanding loans at the third-party lender under the EIP were $1,409 and $1,280, respectively, and the Company believes the risk of default by an employee to be remote.
16. Subsequent Events
Dividend Declared
On February 3, 2026, the Company announced a quarterly dividend of $0.54 per share of Class A common stock to record holders at the close of business on March 20, 2026. The payment date will be April 6, 2026.

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
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, real assets, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $98.1 billion of our assets under management (“AUM”) as of December 31, 2025.
•Specialized Funds: We organize, invest and manage commingled specialized primary, secondary and direct investment funds. Our specialized funds invest across a variety of private markets and include equity, equity-linked and credit funds offered on standard terms, as well as shorter duration, opportunistically oriented funds. We launched our first specialized fund in 1997. Since then, our product offerings have grown steadily and now include evergreen offerings that primarily invest in secondaries and direct investments in equity and credit and are available to certain high-net-worth individuals. Specialized funds comprised $48.0 billion of our AUM as of December 31, 2025.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $871.5 billion of assets under advisement (“AUA”) as of December 31, 2025.
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
Recent Transactions
Credit Facility Amendment
On October 1, 2025, we amended our existing 2022 Multi-Draw Term Loan Agreement. The amendment included a decrease in the aggregate principal amount available to be borrowed from $75 million to $50 million, changed dates related to principal and interest payments and changed interest rates for borrowings to the greater of the prime rate minus 1.35% or 3.00%.
Sale of Consolidated Fund
On October 23, 2025, we completed the sale of our interests in a wholly-owned entity for $92.3 million in cash to an investment fund, that we manage, but, in which we do not hold an equity interest.
Strategic Partnership
On November 2, 2025, we entered into a long-term strategic partnership with The Guardian Life Insurance Company of America (“Guardian”). Through this partnership, we will oversee Guardian’s existing nearly $5 billion private equity portfolio, and Guardian has also committed to invest approximately $500 million per year in private equity for the next 10 years through us. To support the partnership’s shared goals, Guardian was granted, at closing, a warrant related to a maximum of 400,000 shares of our Class A common stock (the “Warrant”) along with additional financial incentives. The Warrant is subject to applicable exercise prices and vesting and forfeiture conditions, may be settled in cash or shares at our election, expires approximately 10 years after issuance, and includes customary anti‑dilution adjustments for stock splits, stock dividends and similar events. The transaction closed, and the Warrant was issued, on December 31, 2025.
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
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, net invested capital or net asset value (“NAV”) in, our specialized funds. The management fee during the investment period is often charged on capital commitments and after the investment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital or NAV. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partners commit early in the offering period or if the limited partners are investors in our other funds. Revenues from specialized funds that charge management fees during their fundraising periods include retroactive fees. Retroactive fees are management fees earned from investors that commit to a specialized fund after the first close of the fund and are required to pay a catch-up management fee as if they had committed to the fund at the first closing.
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
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA contains several provisions revising the U.S. federal corporate income tax by, among other things, extending many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring favorable tax treatment for certain business provisions. As of December 31, 2025, the OBBBA did not have a material impact on the Company’s income tax expense.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and nine months ended December 31, 2025 and 2024. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Revenues
Management and advisory fees	$153,177	$126,282	$429,000	$386,027
Incentive fees	45,375	41,176	132,188	128,161
Consolidated Funds and Partnerships:
Incentive fees	37	803	4,239	803
Total revenues	198,589	168,261	565,427	514,991
Expenses
Compensation and benefits	77,944	61,905	224,485	195,409
General, administrative and other	34,329	30,581	96,822	86,858
Consolidated Funds and Partnerships:
General, administrative and other	310	53	1,424	202
Total expenses	112,583	92,539	322,731	282,469
Other income (expense)
Equity in income of investees	11,307	11,611	40,815	25,373
Interest expense	(3,688)	(3,866)	(11,374)	(9,517)
Interest income	2,656	2,761	8,093	4,933
Non-operating gain, net	2,613	453	3,095	11,705
Consolidated Funds and Partnerships:
Equity in income of investees	433	351	1,855	2,236
Net gain on investments	19,681	3,082	46,147	6,621
Interest income	1,042	37	1,753	145
Total other income (expense)	34,044	14,429	90,384	41,496
Income before income taxes	120,050	90,151	333,080	274,018
Income tax expense	27,253	12,696	59,609	33,555
Net income	92,797	77,455	273,471	240,463
Less: Income attributable to non-controlling interests in Partnerships	124	94	506	827
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,426	23,159	70,483	70,654
Less: Income attributable to non-controlling interests in Consolidated Funds	10,875	1,230	19,475	2,064
Net income attributable to Hamilton Lane Incorporated	$58,372	$52,972	$183,007	$166,918

Basic earnings per share of Class A common stock	$1.40	$1.33	$4.40	$4.20
Diluted earnings per share of Class A common stock	$1.37	$1.32	$4.35	$4.15

Revenues
The following table shows our total revenues (excluding consolidated funds and general partner entities that are not wholly-owned (“Consolidated Funds and Partnerships”)):

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2025	2024		2025	2024
Revenues
Management and advisory fees
Specialized funds	$98,530	$75,764	$22,766	$271,132	$235,866	$35,266
Customized separate accounts	36,108	33,926	2,182	106,454	102,136	4,318
Advisory	4,810	5,681	(871)	15,727	17,320	(1,593)
Reporting, monitoring, data and analytics	9,326	7,102	2,224	26,364	21,225	5,139
Distribution management	455	1,002	(547)	1,882	1,917	(35)
Fund reimbursement revenue	3,948	2,807	1,141	7,441	7,563	(122)
Total management and advisory fees	153,177	126,282	26,895	429,000	386,027	42,973
Incentive fees
Specialized funds	39,449	34,837	4,612	109,135	112,913	(3,778)
Customized separate accounts	5,926	6,339	(413)	23,053	15,248	7,805
Total incentive fees	45,375	41,176	4,199	132,188	128,161	4,027
Total revenues	$198,552	$167,458	$31,094	$561,188	$514,188	$47,000
Three months ended December 31, 2025 compared to three months ended December 31, 2024
Total revenues increased $31.1 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $26.9 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Specialized funds revenue increased $22.8 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due primarily to an increase of $17.9 million in revenue from our evergreen funds and increase of $4.4 million in revenue from our latest direct equity fund, which added $6.2 billion and $0.7 billion, respectively, in fee-earning AUM between periods. Revenue from our specialized funds for the three months ended December 31, 2025 included $2.8 million of retroactive fees from our latest direct equity fund. Customized separate accounts revenue increased $2.2 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Reporting, monitoring, data and analytics revenue increased $2.2 million, due primarily to increased subscriptions of our technology solutions.
Incentive fees increased $4.2 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due primarily to an increase in evergreen-related performance fees partially offset by proceeds realized on the sale of underlying investments in one of our specialized funds during the three months ended December 31, 2024.

Nine Months Ended December 31, 2025 compared to nine months ended December 31, 2024
Total revenues increased $47.0 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $43.0 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Specialized funds revenue increased $35.3 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due primarily to an increase of $50.0 million in revenue from our evergreen funds and an increase of $8.2 million in revenue from our latest direct equity fund, partially offset by $20.7 million of retroactive fees from our latest secondary fund recognized during the nine months ended December 31, 2024 compared to $2.4 million from our latest direct equity fund during the nine months ended December 31, 2025. Reporting, monitoring, data and analytics revenue increased $5.1 million, due primarily to increased subscriptions of our technology solutions. Customized separate accounts revenue increased $4.3 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024 due to the addition of several new accounts, additional allocations from existing accounts, and continued investment activity.
Incentive fees increased $4.0 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due primarily to an increase in evergreen-related performance fees partially offset by proceeds realized on the sale of underlying investments in one of our specialized funds during the nine months ended December 31, 2024.

Expenses
The following table shows our expenses (excluding Consolidated Funds and Partnerships):

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2025	2024		2025	2024
Expenses
Compensation and benefits
Base compensation and benefits	$60,886	$39,633	$21,253	$170,133	$143,495	$26,638
Incentive fee compensation	4,067	10,487	(6,420)	16,172	32,233	(16,061)
Equity-based compensation	12,991	11,785	1,206	38,180	19,681	18,499
Total compensation and benefits	77,944	61,905	16,039	224,485	195,409	29,076
General, administrative and other	34,329	30,581	3,748	96,822	86,858	9,964
Total expenses	$112,273	$92,486	$19,787	$321,307	$282,267	$39,040
Three months ended December 31, 2025 compared to three months ended December 31, 2024
Total expenses increased $19.8 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due to increases in both compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $16.0 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Base compensation and benefits increased $21.3 million for the three months ended December 31, 2025, due primarily to an increase in salary expense from additional headcount and an increase in our annual bonus plan accrual related to stronger operating performance compared to the prior year period. Equity-based compensation increased $1.2 million driven primarily by awards granted between December 31, 2024 and December 31, 2025. Incentive fee compensation decreased $6.4 million for the three months ended December 31, 2025 primarily due to a decrease in carried interest revenue compared to the prior year period.
General, administrative and other expenses increased $3.7 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due primarily to an increase in consulting and professional fees.

Nine Months Ended December 31, 2025 compared to nine months ended December 31, 2024
Total expenses increased $39.0 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due to increases in both compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $29.1 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. Base compensation and benefits increased $26.6 million, due primarily to an increase in salary expense from additional headcount and an increase in our annual bonus plan accrual related to stronger operating performance compared to the prior year period. Equity-based compensation increased $18.5 million for the nine months ended December 31, 2025, driven primarily by awards granted in the prior fiscal year ended March 31, 2025. Incentive fee compensation decreased $16.1 million for the nine months ended December 31, 2025 due to a decrease in carried interest revenue compared to the prior year period.
General, administrative and other expenses increased $10.0 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. This change consisted primarily of a $5.3 million increase in consulting and professional fees, a $2.8 million increase in third-party commissions primarily attributed to the increase in gross subscriptions to our evergreen funds, and a $1.1 million increase in technology-related expenses.
Other Income (Expense)
The following table shows our total other income (expense) (excluding Consolidated Funds and Partnerships):

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2025	2024		2025	2024
Other income (expense)
Equity in income of investees
Primary funds	$776	$439	$337	$2,864	$528	$2,336
Direct investment funds	1,672	2,425	(753)	6,172	5,911	261
Secondary funds	1,171	818	353	6,734	1,761	4,973
Customized separate accounts	3,601	2,507	1,094	10,572	7,261	3,311
Evergreen funds	4,087	5,823	(1,736)	14,859	10,804	4,055
Other equity method investments	—	(401)	401	(386)	(892)	506
Total equity in income of investees	11,307	11,611	(304)	40,815	25,373	15,442
Interest expense	(3,688)	(3,866)	178	(11,374)	(9,517)	(1,857)
Interest income	2,656	2,761	(105)	8,093	4,933	3,160
Non-operating gain, net	2,613	453	2,160	3,095	11,705	(8,610)
Total other income (expense)	$12,888	$10,959	$1,929	$40,629	$32,494	$8,135
Three months ended December 31, 2025 compared to three months ended December 31, 2024
Other income (expense) increased $1.9 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due primarily to an increase in non-operating gain, net, partially offset by a decrease in equity income of investees.
Non-operating gain, net increased $2.2 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 due primarily to a decrease in our liability under the tax receivable agreement.
Equity in income of investees decreased $0.3 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024 due primarily to smaller increases in investment valuations.
Nine Months Ended December 31, 2025 compared to nine months ended December 31, 2024
Other income (expense) increased $8.1 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due primarily to an increase in equity in income of investees, partially offset by a decrease in non-operating gain, net.
Equity in income of investees increased $15.4 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due primarily to larger increases in investment valuations.
Non-operating gain, net decreased $8.6 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due primarily to a decrease in our liability under the tax receivable agreement, offset by gains on our technology investments during the nine months ended December 31, 2024.

Consolidated Funds and Partnerships
The following table shows the results of operations of Consolidated Funds and Partnerships:

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2025	2024		2025	2024
Revenue
Incentive fees	$37	$803	$(766)	$4,239	$803	$3,436

Expenses
General, administrative and other	$310	$53	$257	$1,424	$202	$1,222

Other income (expense)
Equity in income of investees	$433	$351	$82	$1,855	$2,236	$(381)
Net gain on investments	19,681	3,082	16,599	46,147	6,621	39,526
Interest income	1,042	37	1,005	1,753	145	1,608
Total other income (expense)	$21,156	$3,470	$17,686	$49,755	$9,002	$40,753
Three months ended December 31, 2025 compared to three months ended December 31, 2024
Incentive fees decreased $0.8 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due to decreased carried interest from our specialized funds.
Other income (expense) of Consolidated Funds and Partnerships increased $17.7 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due primarily to increased investment activity of Funds consolidated between periods.
Nine Months Ended December 31, 2025 compared to nine months ended December 31, 2024
Incentive fees increased $3.4 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due to increased carried interest from our specialized funds.
Other income (expense) of Consolidated Funds and Partnerships increased $40.8 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due primarily to increased investment activity of Funds consolidated between periods.
Income Tax Expense
Our effective tax rate was 22.7% and 14.1% for the three months ended December 31, 2025 and 2024, respectively, and 17.9% and 12.3% for the nine months ended December 31, 2025 and 2024, respectively. These rates were different from the statutory tax rates due to the portion of income allocated to NCI, change in valuation allowance recorded against deferred tax assets and discrete tax adjustments to true-up prior fiscal year estimated investment taxable income to actual investment taxable income reported to us after the prior fiscal year end. The effective tax rates for the three and nine months ended December 31, 2025 were higher than the effective tax rates for the three and nine months ended December 31, 2024 due primarily to an increase in valuation allowances against deferred tax assets recorded at December 31, 2025.

Non-Controlling Interests
The following table shows income attributable to NCI:

	Three Months Ended December 31,		Total Change	Nine Months Ended December 31,		Total Change
(in thousands)	2025	2024		2025	2024
Income attributable to non-controlling interests in Partnerships	$124	$94	$30	$506	$827	$(321)
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,426	23,159	267	70,483	70,654	(171)
Income attributable to non-controlling interests in consolidated Funds	10,875	1,230	9,645	19,475	2,064	17,411
	$34,425	$24,483	$9,942	$90,464	$73,545	$16,919
Three months ended December 31, 2025 compared to three months ended December 31, 2024
Net income attributable to NCI increased by $9.9 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due primarily to an increase in overall net income during the period.
Net income attributable to NCI in consolidated Funds increased $9.6 million for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The increase was due primarily to gains on investments held by Funds consolidated between periods and increased NCI ownership driven by increased subscriptions in the consolidated Funds by NCI holders.
Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. remained mostly unchanged for the three months ended December 31, 2025 compared to the three months ended December 31, 2024, due primarily to a decrease in NCI holders’ economic ownership percentage of Hamilton Lane Advisors, L.L.C. between periods, partially offset by an overall increase in net income.
Nine Months Ended December 31, 2025 compared to nine months ended December 31, 2024
Net income attributable to NCI increased by $16.9 million for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, due primarily to an increase in overall net income during the period.
Net income attributable to NCI in consolidated Funds increased by $17.4 million for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024. The increase was due primarily to gains on investments held by Funds consolidated between periods and increased NCI ownership driven by increased subscriptions in the consolidated Funds by NCI holders.
Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. remained mostly unchanged for the nine months ended December 31, 2025 compared to the nine months ended December 31, 2024, due primarily to a decrease in NCI holders’ economic ownership percentage of Hamilton Lane Advisors, L.L.C. during the period, partially offset by an overall increase in net income.

Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Three Months Ended December 31, 2025			Nine Months Ended December 31, 2025
(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$40,797	$35,622	$76,419	$39,343	$32,704	$72,047
Contributions (1)	1,345	2,655	4,000	4,262	6,078	10,340
Distributions (2)	(1,084)	(784)	(1,868)	(2,887)	(2,008)	(4,895)
Foreign exchange, market value and other (3)	19	572	591	359	1,291	1,650
Balance, end of period	$41,077	$38,065	$79,142	$41,077	$38,065	$79,142

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
Three months ended December 31, 2025
Fee-earning AUM increased $2.7 billion during the three months ended December 31, 2025, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $0.3 billion for the three months ended December 31, 2025. Customized separate accounts contributions were $1.3 billion for the three months ended December 31, 2025, due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Distributions were $1.1 billion for the three months ended December 31, 2025, due primarily to $0.6 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.3 billion from accounts moving from a committed to net invested capital fee base, and $0.2 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $2.4 billion for the three months ended December 31, 2025. Specialized fund contributions were $2.7 billion for the three months ended December 31, 2025, due primarily to $2.0 billion from our evergreen funds. Distributions were $0.8 billion for the three months ended December 31, 2025, due primarily to $0.7 billion from returns of capital and redemptions in funds earning fees on a net invested capital or NAV fee base.
Nine Months Ended December 31, 2025
Fee-earning AUM increased $7.1 billion during the nine months ended December 31, 2025, due primarily to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.7 billion for the nine months ended December 31, 2025. Customized separate accounts contributions were $4.3 billion for the nine months ended December 31, 2025, due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Distributions were $2.9 billion for the nine months ended December 31, 2025, due primarily to $1.5 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $0.7 billion from accounts moving from a committed to net invested capital fee base and $0.7 billion from accounts reaching the end of their fund term.
Specialized funds fee-earning AUM increased $5.4 billion for the nine months ended December 31, 2025. Specialized fund contributions were $6.1 billion for the nine months ended December 31, 2025, due primarily to $4.6 billion from our evergreen funds. Distributions were $2.0 billion for the nine months ended December 31, 2025 due primarily to $1.6 billion from returns of capital and redemptions in funds earning fees on a net invested capital or NAV fee base and $0.4 billion from accounts reaching the end of their fund term.

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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Net income attributable to Hamilton Lane Incorporated	$58,372	$52,972	$183,007	$166,918
Income attributable to non-controlling interests in Partnerships	124	94	506	827
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,426	23,159	70,483	70,654
Income attributable to non-controlling interests in Consolidated Funds	10,875	1,230	19,475	2,064
Incentive fees	(45,412)	(41,979)	(136,427)	(128,964)
Incentive fee related compensation (1)	7,726	19,926	30,728	60,661
Fee related performance revenues	31,947	—	77,682	1,228
Equity-based compensation	12,992	11,785	38,180	19,681
Consolidated Funds related general, administrative and other expenses	298	54	1,389	203
Management fees related to Consolidated Funds	270	—	327	—
Non-operating income related compensation	—	507	—	784
Income tax expense	27,253	12,696	59,609	33,555
Other income (expense)	(34,044)	(14,429)	(90,384)	(41,496)
Fee Related Earnings	$93,827	$66,015	$254,575	$186,115
Depreciation and amortization	2,429	2,385	7,475	7,065
Incentive fees	45,412	41,979	136,427	128,964
Incentive fees attributable to non-controlling interests	—	(29)	(179)	(29)
Incentive fee related compensation (1)	(7,726)	(19,926)	(30,728)	(60,661)
Fee related performance revenues	(31,947)	—	(77,682)	(1,228)
Non-operating income related compensation	—	(507)	—	(784)
Fee related performance revenues related to Consolidated Funds	2,801	—	6,126	—
Interest income	2,656	2,761	8,093	4,933
Adjusted EBITDA	$107,452	$92,678	$304,107	$264,375
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share (“EPS”) measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP EPS is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the three and nine months ended December 31, 2025 and 2024 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP EPS are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three and nine months ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except share and per-share amounts)	2025	2024	2025	2024
Net income attributable to Hamilton Lane Incorporated	$58,372	$52,972	$183,007	$166,918
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	23,426	23,159	70,483	70,654
Income tax expense	27,253	12,696	59,609	33,555
Adjusted pre-tax net income	109,051	88,827	313,099	271,127
Adjusted income taxes (1)	(24,593)	(20,785)	(72,952)	(63,444)
Adjusted net income	$84,458	$68,042	$240,147	$207,683

Adjusted shares outstanding	54,463,537	54,453,665	54,479,897	54,368,078

Non-GAAP EPS	$1.55	$1.25	$4.41	$3.82

(1) Represents corporate income taxes at our estimated statutory tax rate of 23.3% and 23.4% for the three and nine months ended December 31, 2025 and 2024, respectively, applied to adjusted pre-tax net income. The 23.3% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.3%. The 23.4% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.4%.

Investment Performance
The following tables present information relating to the historical performance of our specialized funds with fund families having at least two distinct vintages and most recent fund sizes of greater than $500 million per fund. The data are presented from the date indicated through September 30, 2025 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Primaries (Diversified)
PEF I	1998	122	117	1.3	1.2	5.4%	2.5%	378 bps	76 bps	322 bps	16 bps
PEF IV	2000	250	238	1.7	1.5	16.2%	11.2%	1,302 bps	828 bps	1,170 bps	708 bps
PEF V	2003	135	133	1.7	1.6	14.2%	9.6%	841 bps	363 bps	950 bps	466 bps
PEF VI	2007	494	513	1.6	1.6	11.5%	8.6%	55 bps	(192 bps)	391 bps	137 bps
PEF VII	2010	262	290	1.5	1.5	11.5%	7.5%	(260 bps)	(639 bps)	131 bps	(253 bps)
PEF VIII	2012	427	435	1.4	1.4	8.1%	5.7%	(558 bps)	(796 bps)	(242 bps)	(482 bps)
PEF IX	2015	517	528	1.9	1.9	16.7%	14.5%	175 bps	(51 bps)	476 bps	247 bps
PEF X	2018	278	272	1.6	1.5	14.2%	11.6%	(125 bps)	(418 bps)	123 bps	(178 bps)
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,332 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(190 bps)	869 bps	215 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.0%	(85 bps)	(379 bps)	301 bps	13 bps
Secondary Fund IV	2016	1,917	2,115	1.6	1.5	14.4%	14.8%	(57 bps)	(57 bps)	255 bps	267 bps
Secondary Fund V	2019	3,929	3,915	1.5	1.5	15.3%	13.4%	156 bps	(29 bps)	384 bps	203 bps
Secondary Fund VI	2022	5,603	4,014	1.4	1.4	35.1%	38.3%	1,221 bps	1,925 bps	1,333 bps	1,926 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.4)%	(570 bps)	(755 bps)	(319 bps)	(510 bps)
Co-Investment Fund II	2008	1,195	1,158	2.2	1.9	17.9%	14.3%	551 bps	174 bps	924 bps	542 bps
Co-Investment Fund III	2014	1,243	1,324	1.8	1.6	14.8%	11.8%	12 bps	(281 bps)	337 bps	39 bps
Co-Investment Fund IV	2018	1,698	1,511	2.5	2.2	23.0%	21.6%	751 bps	592 bps	1,023 bps	858 bps
Equity Opportunities Fund V	2021	2,069	1,830	1.4	1.2	10.3%	8.4%	(485 bps)	(723 bps)	(310 bps)	(553 bps)
Equity Opportunities Fund VI	2024	1,554	520	1.1	NA	22.0%	NA	(137 bps)	NA	(181 bps)	NA

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs DJB GI	Net Spread vs DJB GI	Gross Spread vs MSCI World Infra	Net Spread vs MSCI World Infra
Infrastructure Funds
Infrastructure Opps Fund I	2020	489	409	1.5	1.4	16.6%	14.2%	810 bps	545 bps	518 bps	218 bps
Infrastructure Opps Fund II	2024	900	207	1.3	1.2	28.7%	26.7%	1,121 bps	919 bps	607 bps	369 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. ICE BofA US HY	Net Spread vs. ICE BofA US HY	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	566 bps	219 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.2	1.1	8.8%	6.4%	247 bps	11 bps	388 bps	155 bps
Strat Opps 2017	2017	435	448	1.3	1.2	9.4%	7.1%	475 bps	237 bps	497 bps	276 bps
Strat Opps IV (Series 2018)	2018	889	870	1.3	1.2	8.3%	6.3%	384 bps	159 bps	427 bps	194 bps
Strat Opps V (Series 2019)	2019	762	716	1.4	1.3	12.8%	10.2%	845 bps	526 bps	681 bps	357 bps
Strat Opps VI (Series 2020)	2021	898	854	1.3	1.2	8.2%	6.4%	474 bps	208 bps	192 bps	(31 bps)
Strat Opps VII	2022	953	892	1.3	1.2	14.2%	11.7%	447 bps	165 bps	488 bps	235 bps
Strat Opps VIII	2023	700	590	1.1	1.1	14.5%	11.5%	517 bps	199 bps	727 bps	415 bps
Strat Opps IX	2024	381	178	1.1	1.1	27.4%	25.6%	1,741 bps	1,582 bps	2,079 bps	1,949 bps

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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to September 30, 2025. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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

Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of December 31, 2025 and March 31, 2025, our cash and cash equivalents were $338.5 million and $229.2 million, respectively.
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
Senior Notes and Loan Agreements
On October 8, 2024, HLA issued $100 million aggregate principal amount of 5.28% senior notes due October 15, 2029 (the “Senior Notes”) pursuant to a note purchase agreement (the “Note Purchase Agreement”) among HLA and the institutional purchasers party thereto in a private placement transaction. Interest on the Senior Notes is payable semi-annually in arrears and commenced on April 15, 2025. Interest on the Senior Notes accrues from and including October 8, 2024. The Senior Notes will mature on October 15, 2029.
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
The Term Loan Agreement has a maturity date of July 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of December 31, 2025, we had an outstanding balance of $84 million under the Term Loan Agreement.

The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of October 6, 2027. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of December 31, 2025, we did not have an outstanding balance under the Revolving Loan Agreement.
The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of April 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of December 31, 2025, we had an outstanding balance of $98 million under the 2020 Multi-Draw Term Loan Agreement.
The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029. On October 1, 2025, we amended our 2022 Multi-Draw Term Loan Agreement to, among other things, (a) change the aggregate principal amount of term loans from $75 million to $50 million, subject to the Cap, (b) change certain dates related to interest payments and repayments of the term loan thereunder, and (c) change the interest rate for borrowings thereunder to equal the greater of (i) the prime rate minus 1.35% and (ii) 3.00%. As of December 31, 2025, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $50 million in the aggregate, subject to the Cap, through October 6, 2027.
The Loan Agreements and the Note Purchase Agreement contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (a) a specified amount of management fees, (b) a specified amount of adjusted EBITDA minus dividend distributions (other than tax distributions), as defined in the Loan Agreements, and (c) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The Note Purchase Agreement contains certain covenants, including (a) a Consolidated Leverage Ratio (as defined in the Note Purchase Agreement) of 3.50 to 1.00 as of March 31 and September 30 of each calendar year (each, a “Test Date”), (b) a minimum annual Management Fees (as defined in the Note Purchase Agreement) covenant as of each Test Date of not less than the greater of (i) $185 million and (ii) the amount equal to 80% of the Management Fees received by HLA during the six calendar month period ended on the immediately preceding Test Date, and other customary covenants. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of December 31, 2025 and March 31, 2025, the principal amount of debt outstanding equaled $281.9 million and $293.1 million, respectively. We had $143.1 million in availability under the Loan Agreements as of December 31, 2025.
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
We expect that our primary short-term and long-term liquidity needs will comprise cash to: (1) provide capital to facilitate the growth of our business; (2) fund commitments to our investments; (3) pay operating expenses, including cash compensation to our employees; (4) make payments and/or exercise early termination buyout rights under the tax receivable agreement; (5) fund capital expenditures, make strategic investments and warehouse investments for our Funds; (6) pay interest and principal due on our outstanding debt; (7) pay income taxes; (8) make dividend payments to our stockholders and distributions to holders of HLA units in accordance with our distribution policy; (9) settle exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement from time to time; (10) settle exercises of the Warrant in cash at our election; and (11) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary, and minimum cash balances related to our self-funded medical insurance plan put in place as of January 1, 2025. The net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of each of December 31, 2025 and March 31, 2025, we were required to maintain approximately $7.8 million and $6.3 million, respectively, in liquid net assets to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements.
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
Cash Flows
Nine months ended December 31, 2025 and 2024

	Nine Months Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$321,944	$261,539
Net cash used in investing activities	$(345,020)	$(67,949)
Net cash provided by financing activities	$86,433	$14,104
Operating Activities
Operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income of investees, equity-based compensation, lease expense, fair value adjustments to investments and depreciation and amortization, all of which are included in earnings. For the nine months ended December 31, 2025 and 2024, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses.
Investing Activities
Investing activities generally reflect cash used for fixed asset purchases and contributions to and distributions from our investments. For the nine months ended December 31, 2025 and 2024, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, purchases of investments, and net contributions to our Funds. Net cash provided by investing activities for the nine months ended December 31, 2025 was also driven by the sale of a wholly-owned Consolidated Fund.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled drawdowns and repayments of our outstanding debt. For the nine months ended December 31, 2025 and 2024, our net cash provided by financing activities was driven primarily by dividends paid to stockholders, payments under the tax receivable agreement, distributions to HLA members, repayment of our outstanding debt and contributions from NCI in Consolidated Funds.
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
Interest Rate Risk
As of December 31, 2025, we had $181.9 million in borrowings outstanding under our Loan Agreements. The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 5.50% as of December 31, 2025. The annual interest rate on the Revolving Loan Agreement, which is at the prime rate minus 1.50%, subject to a floor of 2.25%, was 5.25% as of December 31, 2025. The annual interest rate on the 2022 Multi-Draw Term Loan Agreement, which is at the prime rate minus 1.35%, subject to a floor of 3.00%, was 5.40% as of December 31, 2025.
Based on the floating rate component of our Loan Agreements payable as of December 31, 2025, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $0.8 million over the next 12 months.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2025. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

56

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
We did not repurchase shares of our Class A common stock during the quarter ended December 31, 2025.
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
Item 5. Other Information
Trading Arrangements
During the three months ended December 31, 2025, none of our directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
4.1	Form of Warrant	10-Q	4.1	11/4/25	001-38021
10.1º	Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C. (conformed through Second Amendment)	8-K	10.1	10/6/25	001-38021
10.2†	Amended and Restated Hamilton Lane Incorporated Employee Share Purchase Plan					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

58

the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

59

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of February, 2026.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)