Form 10-K
period 2026-03-31
Hamilton Lane INC
filed 2026-05-21
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2025, based on the closing price of $134.79 as reported by the Nasdaq Stock Market, was approximately $5,470.9 million.
As of May 19, 2026, there were 43,697,364 shares of the registrant’s Class A common stock and 11,836,450 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Form 10-K incorporates by reference information from the registrant’s definitive proxy statement related to the 2026 annual meeting of stockholders.

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
The contents of our website are not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Cautionary Note Regarding Forward-Looking Information
Some of the statements in this Form 10-K may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995. Words such as “will”, “expect”, “believe”, “estimate”, “continue”, “anticipate”, “intend”, “plan” and similar expressions, or the negative version of these words or other comparable words, are intended to identify these forward-looking statements. Forward-looking statements discuss management’s current expectations and projections relating to our financial position, results of operations, plans, objectives, future performance and business. All forward-looking statements are subject to known and unknown risks, uncertainties and other important factors that may cause actual results to be materially different, including, risks relating to: the historical performance of our investments may not be indicative of future results or future returns on our Class A common stock; our ability to identify suitable investment opportunities for our clients; the impact of any poorly performing investments on our investment management revenue and earnings as well as our ability to raise capital; intense competition in our industry, including competition for access to investments and for customized separate account and advisory clients; customized separate account and advisory account fee revenue not being a long-term contracted source of revenue; our ability to appropriately deal with conflicts of interest; our ability to retain our senior management team and attract additional qualified investment professionals; our ability to expand our business and formulate new business strategies; the impact of declines in the pace or size of fundraising or investments made by us on behalf of our specialized funds or customized separate accounts; our ability to manage our obligations under our debt agreements and the dependence on leverage by certain funds, customized separate accounts and portfolio companies; our ability to comply with the investment guidelines set by our clients; the impact of misconduct by our employees, advisors or third-party service providers; the unpredictable and sporadic timing at which we receive carried interest distributions; the exercise of redemption or repurchase rights by investors in certain of our funds; the subjectivity of valuation methodologies; our investments may be in relatively high-risk, illiquid assets; extensive government regulation, compliance failures and changes in law or regulation could adversely affect us; our ability to maintain our desired fee structure; failure to maintain the security of our information technology networks, or those of our third-party service providers, or data security breaches; volatile market, economic and geopolitical conditions or catastrophic events, which can adversely affect our fundraising, our business and the investments made by our funds or accounts; and our only material asset is our interest in Hamilton Lane Advisors, L.L.C., and we are accordingly dependent upon distributions from such entity to pay dividends, taxes and other expenses.
The foregoing list of factors is not exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other periodic filings. For more information regarding these risks and uncertainties as well as additional risks that we face, you should refer to the “Summary of Risk Factors” below and the more detailed discussion of our Risk Factors included in Part I, Item 1A of this Form 10-K and in our subsequent reports filed from time to time with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Form 10-K are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

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
We are subject to risks related to our business, including risks related to:
•historical investment performance not being indicative of future results or returns;
•the identification and availability of suitable investment opportunities;
•the impact of any poor investments on our revenue and fundraising efforts;
•competition for investment funds and investments;
•conflicts of interest;
•retaining our senior management team and recruiting other qualified professionals;
•expanding our business, formulating new business strategies, entering into new geographic markets and strategic partnerships and integrating acquired businesses with ours;
•declines in the pace or size of fundraising or investments made by us;
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
•the redemption or repurchase rights of investors in certain of our funds, including the impact of the imposition by us of any limitations on redemptions or repurchases;
•the subjectiveness of valuation methodologies;
•investments in relatively high-risk, illiquid assets;
•the business, regulatory, legal and other complexities of investment opportunities;
•undiversified investments;
•investments in funds and companies that we do not control;
•investments that rank junior to investments made by other investors;
•our ability to sustain the growth of our business;
•our ability to maintain our desired fee structure;
•our compliance with additional regulatory requirements;
•our risk management strategies and procedures;
•limitations in our due diligence process;
•our use of technology to collect and analyze data;
•operational risks;
•the security of our information technology networks and those of our third-party service providers;
•compliance with data security and privacy laws and regulations;
•technological developments in artificial intelligence (“AI”);
•our ability to obtain, maintain, protect and enforce our intellectual property;
•claims for damages and negative publicity;
•our business operations outside of the United States; and
•our commitments and disclosures regarding sustainability, responsible investing and related matters.

We are subject to risks related to our industry, including risks related to:
•intense competition in the investment management industry;

•difficult or volatile market, geopolitical and economic conditions or the occurrence of catastrophic events;
•extensive government regulation of our business by the United States and other jurisdictions;
•federal, state and foreign anti-corruption and sanctions laws;
•regulation of investment advisors internationally; and
•regulator and investor expectations and legislation regarding sustainability, responsible investing and related matters.

We are subject to risks related to our organizational structure, including risks related to:
•our status as a “controlled company” within the meaning of the Nasdaq listing standards;
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

PART I
Item 1. Business
Our Company
We are a global private markets investment solutions provider dedicated to private markets investing. Since our founding in 1991, we have partnered with clients to design, implement and oversee portfolios of private markets funds and direct investments to help them access a diversified set of investment opportunities worldwide. As of March 31, 2026, we had approximately $142 billion of discretionary assets under management (“AUM”), and approximately $905 billion of non-discretionary assets under advisement (“AUA”).
Our clients include a broad range of investors from large global institutional investors to private wealth clients. Our clients rely on us for our private markets expertise, industry relationships, differentiated investment access, risk management capabilities, proprietary data advantages and analytical tools to navigate the complexity of private markets investing. While some institutional clients maintain their own internal investment teams, our clients look to us for additional expertise, advice and outsourcing capabilities. We also service a growing number of non-institutional clients from the private wealth channel, including family offices and high-net-worth individuals, who utilize our products and services to gain access to private markets opportunities.
We currently have approximately 785 employees, including approximately 265 investment professionals, operating across 23 global offices supporting our platform and servicing our clients throughout the world.
We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, real estate, infrastructure, other real assets, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised approximately $92 billion of our AUM as of March 31, 2026.
•Specialized Funds: We invest and manage commingled specialized primary, secondary, private credit, direct equity and multi-strategy investment funds across the private markets, including those that focus on specific markets or strategies such as venture capital, infrastructure, real estate and impact. Our specialized funds include both drawdown funds and evergreen funds. For more information regarding how our specialized funds are structured and other key terms, see “—Fees and Other Key Contractual Terms—Specialized Funds” below. Specialized funds comprised approximately $50 billion of our AUM as of March 31, 2026.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments, and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had approximately $905 billion of AUA as of March 31, 2026.

•Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions in-kind from private equity funds.
•Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but also on a stand-alone, fee-for-service basis. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database to support transparency, decision making and portfolio construction. Our data, as well as our benchmarking and forecasting models, are accessible through our proprietary technology solution, Cobalt LP, on a stand-alone, subscription basis.
Our client and investor base is broadly diversified by type, size and geography. Our client base ranges from those seeking to make an initial investment in private markets to some of the world’s largest and most sophisticated investors in the asset class. As we offer a highly customized, flexible service, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth and U.S. state pension funds, and believe we are a leading provider of private markets solutions for U.S. labor union pension plans. We also serve a growing number of smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and high-net-worth individuals.
Our intermediary clients, which include registered investment advisers, wirehouses and private banks, enable us to provide our investment products to a growing set of high-net-worth individuals and family offices. Historically, this segment of investors has had limited options for gaining exposure to the private markets. Hamilton Lane’s private wealth platform offers these investors access to private capital and its wealth creation potential. Our differentiators include a global platform and a range of risk/return offerings via both drawdown funds and semi-liquid evergreen funds and across multiple investment strategies.
We have revenue streams from a variety of client types in multiple geographic regions, with no single client representing more than 2% of management and advisory fee revenues. For the year ended March 31, 2026, our top 10 clients generated approximately 11% of management and advisory fee revenues and our top 20 clients generated approximately 16% of management and advisory fee revenues with all of our top 20 clients having multiple allocations, products or services with us. A significant portion of our management and advisory fee revenue base is contractual in nature and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients; however, the predictability of our fee revenue is subject to, among other things, the mix of fee bases, the variability of incentive fees and the pace of fundraising and deployment.
Since our inception, we have experienced consistent, strong growth, which continues to be reflected in our more recent AUM and AUA growth. As of March 31, 2026, we had AUM of approximately $142 billion, reflecting a 7% compound annual growth rate (“CAGR”) from March 31, 2022, and our AUM increased in each fiscal year during this timeframe. We had approximately $905 billion of AUA as of March 31, 2026, reflecting a 3% CAGR from March 31, 2022.
Organizational Structure

HLI was incorporated in the State of Delaware on December 31, 2007 and is a holding company with no direct operations. Its principal asset is an equity interest in HLA. HLI serves as the managing member of HLA and operates and controls all of HLA’s business and affairs. HLI conducted its initial public offering (“IPO”) in 2017.

We have what is commonly referred to as an “Up-C” structure, which provides our pre-IPO owners with the tax advantage of continuing to own interests in a pass-through structure and provides potential future tax benefits for both the public company and the legacy owners (through the tax receivable agreement) when they ultimately exchange their pass-through interests for shares of Class A common stock or, at our election, for cash. HLI has dual-class common stock, the rights of which are described in more detail below. The below chart summarizes our organizational structure as of March 31, 2026.

Class B Holders(1)
Public Investors / Direct HLI Stockholders
Class B common stock
73.0% voting interest
de minimis economic interest
Class A common stock
100% economic interest
27.0% voting interest
Hamilton Lane Incorporated
Class A units(2)
Sole Managing Member
77.3% economic interest
Class B units(1)
21.9% economic interest
Class C Holders(1)
Hamilton Lane Advisors, L.L.C.
Class C units(1)
0.8% economic interest

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
(2)We hold all of the Class A units of HLA, representing the right to receive approximately 77.3% of the distributions made by HLA. We act as the sole manager of HLA and operate and control all of its business and affairs.
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

Voting Rights
Except as provided in our certificate of incorporation or by applicable law, holders of Class A common stock and Class B common stock vote together as a single class. Our Class A common stock entitles the holder to one vote per share. Our Class B common stock entitles the holder to ten votes per share until a sunset becomes effective. After a sunset becomes effective, each share of Class B common stock will then entitle the holder to one vote. A sunset may be triggered upon the occurrence of certain events relating to the ownership of Hamilton Lane equity and employment of our Executive Co-Chairmen Hartley R. Rogers and Mario L. Giannini, and other holders, as described in detail in our certificate of incorporation. Because a sunset may not take place for some time, certain of the Class B Holders will, by virtue of their voting control of us and the stockholders agreement described below, continue to control us for the near future.
Our Class B common stockholders collectively hold 73.0% of the combined voting power of our common stock. Certain of the holders of our Class B common stock who are significant outside investors, members of management and significant employee owners have, pursuant to a stockholders agreement, agreed to vote all of their shares in accordance with the instructions of HLA Investments, LLC (“HLAI”), our controlling stockholder. The parties to the stockholders agreement control approximately 74.0% of the combined voting power of our common stock. This group is therefore able to exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions.

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
Leverage our market leading position as one of the largest allocators of primary capital to the world’s leading fund managers. Given the size and scale of the assets we manage and advise on, we are viewed as a crucial partner to the world’s leading private markets fund managers. We believe we are one of the largest allocators of primary capital to these fund managers and as such, have established ourselves as a trusted partner to these managers. Our clients benefit from this positioning by way of unique investment opportunities and economies of scale.
Develop innovative private markets solutions. Many of our clients engage us because of our ability to create customized programs that meet their particular investment needs and provide access to a broad spectrum of private markets investment opportunities. We believe that a broad range of solutions across almost every private markets asset class enables us to remain a leader in structuring private markets investment portfolios and to continue to provide the best solutions for our existing and future clients. We intend to continue to meet our clients’ demands for alternative investments via primary, secondary and direct investment opportunities, which provide attractive return characteristics, as well as innovative specialized fund products, while at the same time allowing us to benefit from economies of scale. In addition, we continue to expand into adjacent asset classes and newer strategies, which will allow us to further broaden our solutions capabilities, diversify our business mix and allow us to benefit from growth in private markets asset classes. Examples of such expansion include asset classes such as private credit, infrastructure and real assets, as well as expansion of our evergreen fund offerings.
Diversify and grow client base and broaden access to the private markets. We aim to continue to expand our relationships with existing clients and intend to capitalize on significant opportunities with new clients globally across both our institutional and private wealth channels. In recent years, we have significantly expanded our evergreen fund offerings, which provide access to various private markets strategies, including private equity, secondaries, private credit, infrastructure and venture capital, through continuously offered vehicles with periodic subscription and redemption or repurchase features, subject to applicable law, limitations and available liquidity. We expect our evergreen platform to continue to be a key contributor to our growth. In addition to demand from high-net-worth and other wealth investors, we have seen increased adoption of our evergreen funds by institutional investors, including public pension plans and insurance companies, alongside growing interest from defined contribution channels. In parallel, we plan to continue to broaden our suite of drawdown specialized fund offerings as well as leverage our global platform, proprietary data and analytics, technology solutions and manager relationships to develop customized separate accounts for a broader set of global institutions seeking tailored private markets solutions.
Expand distribution channels. We continue to build a scalable, cost-effective global institutional sales organization, which provides us with a strong local presence in several markets. Our sales organization comprises our institutional client and private wealth solutions groups, which are dedicated to marketing our services and products globally. In addition, we intend to increase our profile with influential intermediaries that advise individual and institutional clients, particularly small and medium-sized institutions and high-net-worth individuals and family offices. We have also entered into strategic distribution partnerships with financial institutions in certain geographical regions and market sectors to gain access to their captive client bases. As we continue to explore different ways to access alternative distribution channels, we are also acting as “sub-advisor” for financial intermediaries with significant distribution strength. In this role, we perform a range of investment services from portfolio construction to investment management, while the distribution partner focuses on product distribution and client service. In the context of these partnerships, the distribution partner often aims to provide its clients with products under its own brand, which we achieve by rebranding our existing offerings or by creating customized offerings carrying the distribution partner’s name. We anticipate increasing sub-advisory opportunities as we continue to target high-net-worth individuals and family offices. We continue to expand our private wealth distribution footprint globally, including through relationships with private banks, independent wealth managers and platforms in Europe and Asia.
Identify unique technology solution providers and strategic partners that we believe can help make us and the industry better and put our balance sheet capital behind them to form mutually beneficial partnerships. We view the implementation of technology into our workflows as critical to maintaining our market-leading position in private markets. Given this status, we are often a sought-after partner for technology-oriented businesses that are developing cutting-edge and innovative solutions that will help grow and improve the industry. We identify and develop strategic partnerships with, and/or opportunistically seek minority stakes in, these companies, and often are either a client of these companies or share in a common vision seeking to provide strategic benefits to both parties. We have also been proactive in partnering with leading digital assets platforms, including initiatives to offer tokenized or on-chain access to certain of our evergreen funds. We expect to continue exploring tokenization and related digital assets opportunities in a disciplined manner, with a focus on improving accessibility, transparency and operating resiliency.
Expand private markets solutions and products to defined contribution plans, retail and similar pools of investable assets. We believe we are pioneers in the creation, distribution and management of products such as specialized secondaries, direct investments and specialty credit strategies that are designed to serve defined contribution retirement plans and similar entities. Many of our defined contribution retirement plan clients are based outside of the United States, ranging across Australia, Europe and Latin America, among other geographies. While these clients tend to have lower private markets allocations than those of defined benefit pension plans, their comfort with, interest in and allocations to private markets alternative investments have tended to increase over time, due in part to significant advancements in the areas of private markets data and benchmarking, where we believe we play a leading role. Therefore, we intend to continue to develop, market and manage investment solutions and products specifically aimed at helping these investors create appropriately structured private markets alternatives programs. In light of federal policy in the United States becoming more favorable to the inclusion of alternative assets in defined contribution plans and similar pools of capital, there may be significant future opportunities to expand our offerings to investors in such plans.

Expand globally. We have substantially grown our global presence, both in terms of clients and investments, by expanding our international offices as well as our client presence. We have established offices throughout the world, from which we serve major institutional clients and review and commit capital to established local private markets funds on behalf of our clients. We expect to continue expanding our global presence through further direct investment in personnel, development of client relationships and increased investments with, and direct investments alongside, established private markets fund managers.
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
We believe we are particularly well-placed to pursue the opportunities arising from increased allocations among institutional investors and the rapid wealth creation globally among high-net-worth individuals and family offices because of our strong brand recognition, multi-office resources, experienced team of investment professionals and comprehensive suite of products and services.
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
•Primary Investments. Primary investments are investments in private markets funds managed by third-party general partners at the time the funds are initially launched. The investments take the form of a capital commitment, where the fund will call capital from investors over time as investments are made. At the time we commit capital to a fund on behalf of our specialized funds or customized separate accounts, the investments that the fund will make are generally not known and investors typically have very little or no ability to influence the investments that are made during the fund’s investment period. Primary funds usually have a contractual duration of between 10 and 15 years, with the capital typically deployed over a period of four to six years. For advisory and customized separate account clients, our investment recommendations and decisions are designed to achieve specific portfolio construction and return objectives mutually developed by us and the clients. Subject to specific client investment guidelines, we rarely invest in “first time” funds unless the management team has previously worked successfully together and built a credible and impressive track record.
•Secondary Investments. Secondary investments are interests in existing private markets funds that are acquired in privately negotiated transactions, typically after the end of the private markets fund’s fundraising period. The private secondary market is a non-regulated private market in which buyers and sellers directly negotiate the terms of transactions. The secondary market has grown dramatically in the last 20 years and today provides a reliable liquidity option for owners of private markets interests across the entire spectrum of strategies as well as attractive buying opportunities for secondary investors. Institutional investors utilize the secondary market for strategic portfolio rebalancing, rationalizing overlapping positions resulting from mergers and acquisitions or providing liquidity when facing cash constraints. As private markets have evolved, so too have the needs and objectives of both limited partners and general partners. Today, the secondary market extends beyond purchases of existing limited partner interests and now includes a number of liquidity solutions that include, but are not limited to, continuation funds, single-asset purchases and strip sales.
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
Investment Process and Monitoring
Our investment management organization is structured around a series of specialized teams, each dedicated to a distinct focus area within private markets, including fund investments & managed solutions, direct equity, direct credit, secondaries, real assets, venture capital & growth equity, and our portfolio management group. By grouping experienced professionals according to investment discipline, we seek to ensure comprehensive analysis and thoughtful decision-making at every stage of the investment lifecycle. We also believe strategic collaboration across teams drives knowledge sharing, enhances deal sourcing, strengthens oversight and better enables the firm to respond to market development.
Ultimate investment authority at Hamilton Lane resides with the appropriate and relevant investment committees (“ICs”). The ICs are separated by strategy and led by the firm’s most senior professionals in their area of expertise. This includes our primary IC, secondary IC, direct equity IC, direct credit IC, real assets IC, venture capital & growth IC and our responsible investment committee. Our ICs collectively review, opine and make the ultimate decision as to the opportunities in which we will invest. Every investment opportunity is first evaluated by the respective investment team and then formally presented to the IC, which convenes at multiple points throughout the diligence process. Key concerns and issues are addressed collaboratively in committee discussions, allowing for robust challenge and thoughtful debate before any final decisions. Formal committee votes determine investment approvals. An investment is deemed approved unless more than two members vote against it, establishing a high threshold for consensus and quality.
Due Diligence Process
Our due diligence process typically utilizes the same core process and standards across all asset classes, employing a cross-functional approach that allows each of our investment teams to leverage one another’s expertise. The same investment process is adhered to for each opportunity, regardless of prior exposure to any particular fund manager, and includes review of quantitative and qualitative factors. An existing relationship with a manager allows the investment team to focus more quickly on key diligence matters but does not allow for shortcuts in the process. At the core of the process is seeking to gain an in-depth understanding of the manager and consistent involvement by the applicable IC at each phase in diligence. Throughout the years, we have invested heavily and prioritized the ability to share data and information efficiently among all of our investment teams. The teams leverage our technology systems to guide the investment decision process.

Our quantitative process focuses on the manager’s investment track record, utilizing our proprietary models to identify past drivers of success and the potential for replicating that performance in the future. We analyze the track record along multiple dimensions such as deal size, lead investment professional, industry and geography to determine if there are any trends or anomalies. We tailor our analysis by strategy with a focus on the key risk and value drivers in buyout, credit and venture and growth investments. Our qualitative analysis is based on in-person meetings, as well as reference calls drawn from both manager-provided lists and our broader professional network. During these meetings, we seek to meet as many members of the manager’s team as possible to assess their individual abilities and collective decision-making process. We also benefit from deep relationships with deal sponsors on both the equity and credit side of our direct investment teams.
Operational Due Diligence
Our operational due diligence (“ODD”) team operates independently of our investment team and has separate voting rights on each of the firm’s primary fund investment opportunities, which means that we will only proceed with primary investments that are approved by both our investment committee and our ODD team. This independent structure is designed to ensure that operational considerations receive equal weight alongside investment merit. Each primary investment diligence completed by our ODD team includes a comprehensive review and results in a report documenting each operational risk area and any existing mitigating factors, our recommendations to each manager and our proprietary risk-rating system. These reports serve as a resource throughout the lifecycle of an investment, enabling ongoing monitoring and informed decision-making as operational conditions evolve.
Responsible Investment
We believe that developing and implementing responsible investment practices and sustainable investing capabilities is critical to creating long-term value. We integrate responsible investing, sustainability and climate considerations into our investment process and evaluate their potential financial impacts in connection with investment decisions. In our due diligence process, we collect and assess data on general partners’ sustainability practices, including through the use of Novata, a technology platform for sustainability data collection and benchmarking in the private markets of which we are a founding member, and we evaluate secondaries and direct investment transactions using a structured sustainability due diligence framework. We believe that tracking sustainability-related data and continuing to develop tools and frameworks to assess our deal flow and practices has enhanced our ability to provide solutions, transparency and insights for investors focused in this area.
As long-term investors, we seek to mitigate the risks within our portfolio and have pledged to reach net zero emissions by 2050 or sooner across our discretionary assets under management. As an important first step towards this goal, we became a signatory to Initiative Climate International in 2022, a platform of leading private equity investors and firms dedicated to understanding and reducing carbon emissions of private equity-backed companies. Our responsible investment committee, composed of senior members at the firm, oversees our responsible investment strategy, acts as the IC for impact investments and oversees the implementation of our responsible investment policy. The committee is supported by our sustainability team and by an investment-platform sustainability taskforce with representatives across our investment organization. We expect to continue to review and refine our approach over time, including our policies and procedures.
Allocation of Investment Opportunities
As investments are approved by the relevant investment committees, our portfolio management group utilizes portfolio construction methodologies as it deems appropriate to analyze the portfolios of all clients currently investing and submits a proposed allocation to the chief compliance officer or his designee for review and approval. On at least a quarterly basis, the allocation committee will review the materials presented by the portfolio management group to determine that the allocations among clients are fair and reasonable, were made in accordance with our contractual obligations, fiduciary duties to our clients and legal requirements and are consistent with our allocation policies. The allocation committee is composed of senior professionals throughout the organization.
Monitoring & Reporting
Within our client service and back-office functions, we have multiple teams dedicated to monitoring and reporting on the investments that we manage for our clients. We maintain a disciplined investment monitoring process designed to adapt portfolio allocation to enhance returns in our advisory and customized separate account portfolios, as well as in our specialized funds. Once a primary or secondary investment is closed, we have frequent conversations with private markets fund managers, hold periodic in-person meetings (conditions permitting) and attend annual meetings and advisory board meetings. Our back-office team also includes a separate fund accounting team that is responsible for creating financial statements for clients with fund vehicle structures.
Our investment monitoring includes real-time recording of cash flows, valuations and granular portfolio company details. We deliver quarterly reports with in-depth analysis for every investment that we manage. We are also able to transition client data and portfolio information from other managers or consultants. We monitor each investment within our clients’ portfolios in-house. Cobalt LP., our online, proprietary private markets analytics platform, provides clients with tools to derive and customize advanced analytics related to portfolio performance and exposure, including benchmarks and forecasts.
Client Service
Our client service teams include professionals located strategically throughout the world who are responsible for business development, client relationship management and portfolio design for our institutional and other clients. At the beginning of each advisory and customized separate account engagement, a senior professional (relationship manager) is designated as the principal contact for that client and works with the client to develop a strategic private markets plan and mandate guidelines. This professional coordinates with our portfolio management group and investment teams to align pipeline and investment opportunities with each client’s objectives and to provide ongoing updates regarding fundraising activity, portfolio positioning and market conditions.
Assets Under Management and Advisement
As of March 31, 2026, we had total AUA and AUM of approximately $1.0 trillion, of which $142 billion represents discretionary AUM from our customized separate accounts and specialized funds, and $905 billion represents non-discretionary AUA managed on behalf of our advisory accounts. Our AUM and AUA have distinctive terms and fee arrangements, and therefore are presented separately in this section.
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

Our AUM has grown from approximately $106 billion as of March 31, 2022 to approximately $142 billion as of March 31, 2026, representing a CAGR of approximately 7%. The following chart summarizes this growth.

AUM
$150
$125
$100
$75
$50
$25
$0
$ (Billions)
$24
$83
$27
$85
$32
$93
$40
$99
$50
$92
2022
2023
2024
2025
2026
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
Assets related to our advisory accounts have increased from approximately $795 billion as of March 31, 2022, to approximately $905 billion as of March 31, 2026, representing a CAGR of approximately 3%. Our AUA clients are predominately large institutional investors, with 45% of AUA related to public pension funds and 31% related to sovereign wealth funds. Our AUA is diversified across geographies with approximately 44% derived from clients based outside of the United States.

The following chart summarizes the growth of our AUA since fiscal year 2022.

AUA
$1,000
$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
$ (Billions)
$795
$745
$796
$819
$905
2022
2023
2024
2025
2026
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

Fee-Earning Assets Under Management
Fee-earning AUM is a metric we use to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees that are generally derived from applying a certain percentage to the appropriate fee base. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital or NAV of our customized separate accounts and specialized funds depending on the fee terms. A substantial portion of our customized separate accounts and specialized funds earn management fees based on capital commitments or net invested capital, which are generally not affected by short‑term market appreciation or depreciation. However, certain of our products, earn management fees based on NAV, and accordingly, management fees and fee‑earning AUM for those products may be affected by changes in market valuations. As a result, the extent to which our revenues and fee‑earning AUM are affected by changes in market value varies based on the mix of fee structures across our products.
Our calculations of fee-earning AUM may differ from the calculations of other asset managers, and as a result, this measure may not be comparable to similar measures presented by other asset managers. Our definition of fee-earning AUM is not based on any definition that is set forth in the agreements governing the customized separate accounts or specialized funds that we manage.

As of March 31, 2026, our fee-earning AUM was approximately $82 billion compared to $142 billion in AUM. The difference is due primarily to $36 billion of discretionary AUM earning a flat fee or fee on number of funds for which we categorize revenue as advisory and reporting. This was partially offset by a decrease of $4 billion of fee-earning AUM from customized separate accounts clients with non-discretionary AUA. The remaining $28 billion is non fee-earning AUM, which includes accounts that earn fees as discretionary AUM is invested or considered active as well as accounts past their fee-earning period.
The following chart summarizes the growth of our fee-earning AUM since fiscal year 2022.

Fee-Earning AUM

$90
$80
$70
$60
$50
$40
$30
$20
$10
$0
$ (Billions)
$18
$31
$23
$35
$28
$38
$33
$39
$41
$41
2022
2023
2024
2025
2026
(As of the fiscal year end March 31)
Customized Separate Accounts
Specialized Funds

* Amounts may not foot due to rounding
Our Clients
Our client base primarily comprises investors that range from those seeking to make an initial investment in the private markets to some of the largest and most sophisticated private markets investors in the asset class. As we offer highly customized, flexible solutions, we are equipped to provide investment services to clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent investors located throughout the world. We believe we are a leading provider of private markets solutions for U.S. labor union pension plans, and we serve a growing number of smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and high-net-worth individuals.
As of March 31, 2026, our client and investor base included over 2,800 institutions and intermediaries and is broadly diversified by type, size and geography. Our intermediary clients enable us to provide our investment products to an expanded range of high-net-worth individuals and family offices. We have revenue streams from a variety of client types in multiple geographic regions, with no single client representing more than 2% of management and advisory fee revenues. Approximately 61% of our fiscal 2026 management and advisory fee revenues came from clients based outside of the United States. A significant portion of our management and advisory fee revenue base is contractual in nature and is based on the long-term nature of our specialized funds and customized separate accounts as well as long-term relationships with many of our clients; however, the predictability of our fee revenue is subject to, among other things, the mix of fee bases, the variability of incentive fees and the pace of fundraising and deployment. For the year ended March 31,

2026, our top 10 clients generated approximately 11% of management and advisory fee revenues, and our top 20 clients generated approximately 16% of management and advisory fee revenues.
Sales and Marketing
Our client and private wealth solutions groups are comprised of employees located strategically throughout the world, allowing us to be closer to our clients and have a local presence in many key markets. We intend to grow our global sales force as we seek to continue to build our client base and pursue growth opportunities in markets with less established private markets exposure. See “—Business Strategy.” The execution of our marketing strategy relies primarily on our own business development group, which historically has generated the substantial majority of our new client engagements. To enhance our access to markets where we do not currently have a local presence or that are dominated by captive client relationship models, we selectively engage highly respected third-party organizations to market our products and services. For example, we selectively use third-party distributors in Asia and Latin America.
Our client and private wealth solutions groups are responsible for identifying and contacting prospective clients for our products and services. Our sales professionals also work directly with consultants and financial advisors who advise smaller and medium-size institutional investors, high-net-worth individuals and family offices, who often rely on advice in the alternative investment area. Following the initial round of meetings and presentations, prospective advisory and customized separate account clients and specialized fund investors who wish to learn more about us often visit our offices to conduct in-depth due diligence of our firm. Our sales professionals lead this process, coordinate meetings, and continue to be the prospective client’s principal contact with us through the decision-making process.
Fees and Other Key Contractual Terms
Customized Separate Accounts
We enter into written contracts with each of our customized separate account clients. Within agreed-upon investment guidelines, we generally have full discretion to take actions customary for an investment manager with respect to the assets in the account, including buying, selling or otherwise effecting investment transactions in the name of and on behalf of the client and voting actions. In certain cases, clients retain consent or veto rights with respect to specified investments or activities. The discretion to invest committed capital generally is subject to investment guidelines established by our clients or by us in conjunction with our clients.
Structure. Our customized separate accounts are typically structured either through contractual arrangements involving an investment management agreement between us and the client or the establishment of an investment vehicle, generally structured as a limited partnership with the client as the sole limited partner and a wholly owned subsidiary of HLA as the general partner. These vehicles are typically formed in Delaware or a non-U.S. jurisdiction, such as the Cayman Islands or Luxembourg, in accordance with the client’s specifications. Other structures, including Delaware limited liability companies, Cayman unit trusts and/or Luxembourg companies, may also be used.
Our capital commitment to such vehicles is generally 1% of total capital commitments but in certain cases may be higher or lower. We manage these investment vehicles under an investment management agreement between the investment vehicle entity and us, and we manage all aspects of the vehicles, utilizing the services of third parties as needed, including administrators and custodial banks.
Fees. Generally our customized separate account clients are charged asset-based management fees annually on committed capital, net invested capital and/or net asset value (“NAV”), with the applicable fee base often transitioning over time in accordance with contractual terms. Fees frequently decrease over the life of the contract due to contractual step-downs in fee rates and/or a reduction in applicable fee base as capital is returned to clients. In some cases, we charge clients annual fixed fees.
For certain customized separate accounts structured as single client funds in which we have a general partner commitment we earn incentive fees through carried interest and performance fees, subject to the contract terms and conditions. Incentive fees are inherently variable and can depend on realized investment performance over multi‑year periods. Depending on fund structure and performance outcomes, incentive fees, if any, may be earned only after investors achieve specified return thresholds, and amounts received may be subject to potential repayment if overall performance conditions are not ultimately met.
For certain customized separate accounts structured as single client funds we earn performance fees that are based on the aggregate amount of unrealized or realized gains earned, subject to the achievement of defined minimum returns to the clients. Performance fees are based on a fixed percentage of net profits with some subject to a compounded annual preferred return that varies by account. We do not generally recognize performance fees unless the risk of clawback or reversal is not probable.
In certain cases, we also provide advisory and/or reporting services and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. Customized separate accounts may include primary investments in our specialized funds, in which case we may receive management fees and/or incentive fees from those funds. We generally reduce or eliminate the asset-based and/or incentive fees or carried interest charged on such accounts to the extent the assets are invested in our specialized funds on a primary basis.
Duration and Termination. Customized separate account contracts have varying durations of up to 12 years or indefinite terms, and typically can be terminated by our clients generally upon 30 to 90 days’ notice for specified reasons, or, in some cases, for any reason. Some contracts provide for termination on shorter or longer notice. Some contracts provide for penalty fees to be paid to us if termination occurs before the end of the stated term in the absence of cause. For contracts that provide for incentive fees based on realized gains, we typically retain the right to continue receiving those fees after no-fault termination with respect to existing investments at time of termination. See “Risk Factors—Risks Related to Our Business—Customized separate account and advisory account fee revenue is not a long-term contracted source of revenue and is subject to intense competition” included in Part I, Item 1A of this Form 10-K.
Specialized Funds
We invest and manage commingled specialized primary, secondary, credit, direct equity and multi-strategy investment funds across the private markets, including those that focus on specific markets or strategies such as venture capital, infrastructure, real estate and impact. The terms of each fund vary. We have described certain key terms below.
Structure. Our specialized funds are structured as drawdown funds and evergreen funds.
Our drawdown funds are primarily structured as limited partnerships (or series thereof) organized by us to accept commitments or funds from investors. The investors become limited partners in the funds, and a separate entity that we form and control acts as the general partner. Our capital commitment to the fund is generally 1% of total capital commitments.
Our evergreen funds are continuously offered investment vehicles with periodic subscription and redemption or repurchase features, in each case subject to the funds’ terms, applicable limitations, available liquidity and applicable law. Investors typically subscribe on periodic dealing dates (most often monthly, but for our U.S. interval funds, daily) and may request redemptions or repurchases during specified monthly or quarterly windows, in each case subject to applicable limitations, notice requirements, the fund’s discretion and available liquidity. These funds generally maintain investor capital fully or largely deployed without relying on traditional capital call and distribution mechanics. In the United States, our evergreen funds include vehicles registered as investment companies under the Investment Company Act of 1940, as amended (the “Investment Company Act”), whose public offerings are registered under the Securities Act. We also manage and advise evergreen vehicles organized in other jurisdictions, including Luxembourg SICAV and RAIF structures and a European Long-Term Investment Fund.

HLA, which we refer to as the “Manager”, generally serves as the investment manager of our funds. The Manager is registered as an investment advisor under the Investment Advisers Act of 1940 (the “Investment Advisers Act”). Responsibility for helping a fund’s general partner or board of directors with all aspects of the day-to-day operations of the fund generally is delegated to the Manager pursuant to an investment management agreement. Our investment management agreements describe the scope of services to be rendered by the Manager to the applicable funds and certain rights of termination. Other than as described with respect to our U.S. evergreen funds registered under the Investment Company Act, our funds themselves do not register as investment companies under the Investment Company Act, in reliance on exemptions from such registration.
The Manager generally makes all decisions concerning the making, monitoring and disposing of investments pursuant to authority delegated by the specialized fund’s general partner or board of directors. The investors in the funds take no part in the conduct or control of the business of the funds, have no right or authority to act for or bind the funds and have no influence over the voting or disposition of the securities or other assets held by the funds. These decisions are made by us as the Manager, typically in our sole discretion pursuant to authority delegated by the general partner or board of directors (or, for funds domiciled in Luxembourg, the alternative investment fund manager), subject to the investment limitations set forth in the agreements and offering documents governing each fund. With respect to our drawdown funds, the limited partners often have the right to remove the general partner, investment manager, or board members for cause or effect an early dissolution by supermajority vote, or in certain cases by a simple majority vote. In addition, the governing agreements of our drawdown funds typically require the suspension of the investment period if, depending on the fund, between two and ten designated principals of the Manager cease to devote sufficient professional time to or cease to be employed by the Manager, often called a “key person event”, or in connection with certain other events discussed under “—Duration, Redemption and Termination.” See “Risk Factors—Risks Related to our Business—Our ability to retain our senior management team and attract additional qualified investment professionals is critical to our success” included in Part I, Item 1A of this Form 10-K.
Capital Commitments. Investors in our drawdown specialized funds generally make capital commitments at the outset of a fund and deliver capital when called upon by us as investment opportunities emerge and to fund operational expenses and other obligations. The commitments are generally available for investment for three to six years, during what we call the investment period, though certain shorter-duration or opportunistic funds have shorter investment periods. We typically have invested the capital committed to our funds, over a three- to five-year period, depending on the strategy.
The evergreen funds continually accept new capital and reinvest realizations, while offering investors periodic subscription and redemption or repurchase opportunities, subject to applicable law, stated limits, notice requirements and the fund’s discretion and available liquidity. Investors fully fund their investment at the time of subscription, and the proceeds may be invested by the funds at any time.
Fees. For our specialized funds, we generally contract with the fund vehicle over which we exercise discretion as investment manager and, in most cases, through an affiliated general partner or managing member. Fees earned from these specialized funds primarily consist of recurring management fees and, in certain cases, incentive fees.
Management fees earned from these funds are typically based on a percentage of capital commitments to, net invested capital or NAV in, our specialized funds. For our drawdown specialized funds, the management fee during the investment period is often charged on capital commitments. Following the end of the investment period (or a defined anniversary of the fund’s initial closing) fees generally transition to a reduced rate or are charged on net invested capital or NAV. Net invested capital generally reflects invested capital net of realizations, while NAV represents the fair value of a fund’s assets less liabilities. Fee rates may be discounted based on factors such as commitment size, timing of commitment, or participation in other funds we manage. Management fees would be offset in the event that any monitoring, consulting, investment banking, advisory, transaction, directors’ or break-up or similar fees are paid to the fund’s general partner, the Manager or any of their affiliates or principals.

We earn incentive fees through carried interest earned from our specialized funds in which we have a general partner commitment, and performance fees earned on certain other specialized funds. Incentive fees are inherently variable and can depend on realized investment performance over multi‑year periods. Depending on fund structure and performance outcomes, incentive fees, if any, may be earned only after investors achieve specified return thresholds, and amounts received may be subject to potential repayment if overall performance conditions are not ultimately met. If, upon the final distribution of any of our specialized funds from which we earn carried interest, we and our affiliates have received cumulative carried interest in excess of the amount to which we would be entitled from the profits calculated for such investments in the aggregate, or if the limited partners have not received distributions equal to those to which they are entitled, the carried interest recipient will typically return such part of any carried interest to the limited partners as is necessary to ensure that they receive the amounts to which they are entitled, less taxes on the carried interest. We refer to these provisions as “clawbacks.” Most of our funds that provide for carried interest require a full return of capital and expenses to investors before any carried interest is paid to us, which minimizes the risk of a clawback obligation. We do not generally recognize performance fees unless the risk of clawback or reversal is not probable.
For our drawdown and evergreen funds that make secondary and direct investments (including both direct equity and direct credit investments), we generally earn carried interest equal to a fixed percentage of net profits, subject to a compounded annual preferred return that varies based on fund type. For our drawdown funds with secondary investments, we generally earn carried interest on a full-return basis when all invested capital and the applicable preferred return has been received. In the case of certain drawdown funds and evergreen funds, we earn carried interest on a deal-by-deal basis when all capital invested and the applicable preferred return has been received either on all realized investments or on each individual investment.
For certain other evergreen funds, we earn performance fees that are based on the aggregate amount of unrealized or realized gains earned, subject to the achievement of defined minimum returns to the clients or a high-water mark. Performance fees are based on a fixed percentage of net profits with some subject to a compounded annual preferred return that varies by account.
Our specialized funds are distributed in a variety of ways, including through third-party intermediaries such as wirehouses, brokers, dealers or enterprises that focus on distributing investment products. These arrangements may require us to enter into bespoke agreements with each distributor of these funds, and the third-party may collect fees from us, the specialized funds and/or investors that the intermediary places into the specialized funds, in order to distribute the funds directly or indirectly (i.e., through a vehicle managed by the third-party), with such fees varying depending on the arrangement.
Duration, Redemption and Termination. Our drawdown specialized funds, generally terminate 10 to 14 years after either the first or last date on which a limited partner is admitted to the fund, or, in the case of certain funds, terminate on a specified anniversary date, inclusive of extensions, with an average term of approximately 12 years. Certain shorter‑duration or opportunistic funds have shorter terms of five years after the last date on which a limited partner may be admitted to the fund. Our drawdown specialized funds are generally subject to extension for up to two years at the discretion of the general partner and thereafter if consent of the requisite majority of limited partners or, in some cases, the fund’s advisory committee is obtained. Interests in our drawdown specialized funds are generally not redeemable prior to termination, although funds may terminate early or dissolve upon the occurrence of certain customary events such as key person events, bankruptcy and similar events and the occurrence of fraud, willful malfeasance or gross negligence and other similar events. Such funds also may be terminated upon the affirmative vote, depending on the fund, of 75% to 85% of the total limited partner interests entitled to vote.
Our evergreen funds do not have a fixed term and generally offer periodic subscription and redemption or repurchase opportunities, each subject to advance notice requirements, minimum holding periods, applicable gates, fund discretion and available liquidity, in accordance with governing documents and applicable law. The investment management agreements and governing documents typically permit the suspension or termination of subscriptions and redemptions upon the occurrence of customary events, subject to applicable law. Certain evergreen funds may be terminated, dissolved and/or liquidated by the affirmative vote of shareholders and/or the fund’s board, subject to the specific terms and requirements of such fund’s governing documents and applicable law.
Advisory Services
For our advisory services, we enter into written contracts directly with each client and do not exercise discretion over investment decisions. Advisory service fees are generally structured based on the scope of services provided and are not primarily driven by assets under advisement. Most advisory clients are charged fixed annual fees, which vary depending on the nature and extent of the services. In limited cases, advisory clients are charged basis point fees annually based on the amounts they have committed to invest pursuant to their agreements with us. We generally do not earn incentive fees based on advisory contracts.
Our advisory services contracts have varying durations ranging from one year to indefinite terms. A number of our advisory agreements have initial terms of approximately three years and then renew automatically or at the client’s option unless terminated earlier. Advisory contracts can typically be terminated by our clients for any reason upon short notice, generally 30 to 90 days, although some contracts provide for termination on shorter or longer notice or can only be terminated for specified reasons. Advisory contracts with governmental pension plans typically are subject to a renewal process involving our submission of information in response to a request for proposal (“RFP”) issued by the client. We submit extensive, detailed information pursuant to the RFP procedures, usually on a confidential basis, often in competition with other investment advisors bidding on the contract. In these cases, we generally do not know the identity of the other bidders or the substance of their proposals. The RFP procedures prohibit communications between bidders and the issuer of the RFP relating to the proposals during the bidding process.
Distribution Management
For distribution management services we generally contract directly with institutional clients or investment funds, including certain of our specialized funds, to manage the liquidation or active management of publicly traded securities distributed to those clients. Often this service is built into our investment management agreements with our discretionary clients. While we have discretion over the timing and execution of sales within agreed parameters, fees are primarily transaction-based or asset-based and, in certain agreements, may include an incentive fee component tied to realized or unrealized performance. Our agreements provide for either “managed liquidation” where the securities are sold within 90 days after distribution or “active management” where the securities may be sold over a longer period.
Distribution management fees are generally charged in basis point fees assessed on either (i) the net proceeds received from the sale of the securities or (ii) the aggregate value of assets managed on behalf of the client, depending on the service arrangement. Fee rates vary depending on whether service involves managed liquidation or active management.
For certain active management arrangements, clients may elect an incentive fee structure under which they are charged an asset-based fee plus an incentive fee based on net realized and unrealized gains and income net of realized and unrealized losses. The incentive fee is then credited to a notional account, and we are entitled to a fixed percentage of any positive balance in the notional account on an annual basis. The remaining portion of any positive balance in the notional account is carried forward to the following year. If the incentive fee calculation results in a negative amount in a given year, that amount is applied to reduce the balance in the notional account. We are not required to repay any negative balance in the notional account.
Distribution management contracts have varying durations, some with indefinite terms, and typically can be terminated by our clients for any reason generally upon 30 to 90 days’ notice. Some contracts provide for termination on shorter or longer notice.

Reporting, Monitoring, Data and Analytics
We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but also on a stand-alone, fee-for-service basis. In cases where our services are limited to monitoring and reporting on investment portfolios, clients are generally charged a fee based on the number of investments in their portfolio.
Clients of our Cobalt LP technology product are generally charged an annual subscription fee. The Cobalt LP subscription agreement typically includes provisions for automatic renewal unless notice of cancellation is given, generally at least 60 days prior to renewal. Subscription fees typically increase annually based on an inflation-linked adjustment and may also increase based on the number of authorized users. In some circumstances, we may waive or offset the Cobalt LP subscription fee for clients who pay management fees to us for other services.
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

Legal and Compliance
Our general counsel reports to Erik Hirsch, one of our co-chief executive officers. Our attorneys are embedded in our corporate legal and investment legal teams. Most of our customized separate account clients, certain of our advisory clients and our specialized funds rely on us to review, analyze and negotiate the terms of the documents relating to primary, secondary and direct investments. Working together with our investment teams, our attorneys, using outside law firms as needed, negotiate directly with fund managers and deal sponsors and their counsel the terms of all limited partnership agreements, subscription documents, side letters, purchase agreements and other documents relating to primary, secondary and direct investments. Our attorneys also review and make recommendations regarding amendments and requests for consents presented by the fund managers from time to time. In addition, our legal team is responsible for preparing, reviewing and negotiating all documents relating to the formation and operation of our specialized funds globally. We utilize the services of outside counsel as we deem necessary.
Our compliance team is led by our chief compliance and risk officer, who reports to our chief operating officer. Our chief compliance and risk officer has day-to-day management responsibility for the compliance team. The compliance team is responsible for overseeing and enforcing our policies and procedures relating to compliance with the Investment Advisers Act and related rules and regulations and our code of ethics, as well as the compliance policies and procedures and laws and regulations that apply to our non-U.S. subsidiaries and operations. In addition, the compliance team is responsible for all regulatory matters relating to Hamilton Lane Securities LLC, our SEC- and Financial Industry Regulatory Authority (“FINRA”)-registered broker-dealer affiliate through which we offer interests in our specialized funds.
Risk Management
Our enterprise risk management committee (“ERM committee”) monitors the adequacy and effectiveness of the firm’s risk management processes, including the identification, assessment, management, mitigation and reporting of risks that may affect the firm’s global business operations, financial performance and reputation. The ERM committee’s primary purpose is to seek to ensure that an effective risk management framework is in place, monitor risk-related activities on an ongoing basis, and opine on issues involving material conflicts of interest. The committee is composed of the chief operating officer, chief compliance and risk officer, general counsel, chief financial officer, co-head of investments and head of investment legal. The ERM committee meets on a quarterly and as-needed basis.
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

SEC Regulation
HLA is registered as an investment advisor with the SEC. As a registered investment advisor, it is subject to the requirements of the Investment Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually all aspects of our business and our relationships with our clients. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, conflicts of interest, advertising, recordkeeping, reporting and disclosure requirements. The Investment Advisers Act regulates the assignment of advisory contracts by the investment advisor. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment advisor’s registration. The failure of HLA to comply with the requirements of the Investment Advisers Act and/or the rules and regulations published by the SEC could have a material adverse effect on us.
Most of our customized separate accounts and specialized funds are not registered under the Investment Company Act because they fall outside the scope of the Investment Company Act or qualify for an exemption thereunder. If we were to lose the ability to rely on these exemptions, certain of our funds could be required to register under the Investment Company Act or to restructure, which could adversely affect fund terms, investment strategies and our profitability.
Certain U.S. evergreen funds we manage are registered investment companies under the Investment Company Act. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of our registered evergreen funds, including, among other things, their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of our registered evergreen funds, each of them is also subject to significant oversight by a board, a majority of whom are not “interested persons” as defined under the Investment Company Act (the “independent trustees”). The responsibilities of each board include, among other things, approving the advisory contracts between HLA and our registered evergreen funds, approving agreements with other service providers and monitoring and approving transactions involving us and our affiliates. Additionally, the boards of each regulated fund appoints a chief compliance officer who meets independently with the independent trustees on at least a quarterly basis. Further, each board is responsible for overseeing the valuation process for each of our registered evergreen funds and HLA is required to provide the board with a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, as well as a written assessment of the adequacy and effectiveness of its valuation process.
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
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the European Union (“EU”), the European Economic Area (“EEA”), the individual member states of each of the EU and EEA, Australia, Canada, Chile, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, Switzerland, the United Arab Emirates and the United Kingdom (“U.K.”), we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, marketing activities, the provision and filing of periodic reports, and obtaining certifications and other approvals. Across the EU, we are subject to the European Union Alternative Investment Fund Managers Directive (“AIFMD”) requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. In 2024, the EU adopted Directive (EU) 2024/927 (“AIFMD II”). AIFMD II introduces changes relating to delegation arrangements and minimum substance requirements for EU alternative investment fund managers (“AIFMs”), liquidity risk management and liquidity-management tools, supervisory reporting, the provision of depositary and custody services and the regulation of loan-originating alternative investment funds, including leverage limits and additional conditions for open-ended loan-originating funds. EU member states were required to transpose AIFMD II into national law by April 16, 2026, at which time we became subject to these requirements. In parallel, the U.K. has consulted on, and begun to implement, reforms to its domestic AIFM regime. Switzerland and individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. We are also subject to the EU’s Digital Operational Resilience Act (“DORA”), which took effect in 2025, and imposes requirements on financial entities, including AIFMs, relating to information and communications technology risk management, incident reporting, digital operational resilience testing and third-party risk management.
The application of some of these requirements and regulations to our business changed with the exit of the U.K. from the EU (“Brexit”) in 2020. For example, our subsidiaries that are authorized and regulated by the U.K. Financial Conduct Authority no longer have “passporting” privileges under certain EU directives, such as the AIFMD and the Markets in Financial Instruments Directive II (“MiFID II”), which certain of our specialized funds and customized separate accounts relied upon for access to markets throughout the EU. In preparation for this, we engaged with third-party AIFMs based in Luxembourg to replace, prior to Brexit, our U.K.-based AIFM for our funds and certain customized separate accounts for the EU. We have also obtained a MiFID II license for one of our EU-based (non-U.K.) subsidiaries to replace the MiFID II license held by our U.K.-based subsidiary, which is no longer valid after Brexit.

Data Privacy and Cybersecurity Regulation
We collect, store, transmit and otherwise process personal data, confidential investor information and other sensitive information in the course of our business and are therefore subject to a growing patchwork of data protection, privacy and cybersecurity laws and regulations in the United States and abroad. In the EU and the U.K., we are subject to the General Data Protection Regulation (Regulation (EU) 2016/679) and the U.K. data protection regime (collectively, “GDPR”), which impose stringent requirements on the processing and cross-border transfer of personal data and authorize substantial administrative fines (up to the greater of EUR 20 million or 4% of annual worldwide turnover) for non-compliance. In the United States, we are subject to a growing number of state privacy laws, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, and analogous statutes in other states, as well as Regulation S-P, Regulation S-ID and the SEC’s cybersecurity risk management, strategy, governance and incident disclosure rules applicable to public companies. A failure or perceived failure to comply with these regimes, or a cybersecurity incident affecting our systems or those of our service providers, could result in regulatory investigations, significant fines, civil litigation, remediation costs, reputational harm and an inability to transfer data across jurisdictions, any of which could have a material adverse effect on our business.
Anti-Money Laundering, Sanctions and Anti-Corruption
Our global fundraising and investment activities subject us to economic and trade sanctions administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of State, the EU, the U.K. and other jurisdictions, as well as to anti-money laundering and counter-terrorist financing laws, including the U.S. Bank Secrecy Act, the USA PATRIOT Act and the beneficial ownership reporting requirements of the Corporate Transparency Act. We are also preparing for compliance with the Financial Crimes Enforcement Network (“FinCEN”) final rule applying anti-money laundering program and suspicious activity reporting requirements to certain registered investment advisors, currently scheduled to take effect on January 1, 2028. In addition, we are subject to anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar laws in other jurisdictions where we operate. The geographic breadth of our investor base and portfolio investments, our use of placement agents and finders, and our reliance on third-party intermediaries and portfolio company management increase the risk that we, our personnel or persons acting on our behalf could violate these laws. Violations could result in significant civil or criminal penalties, disgorgement, debarment, restrictions on our ability to conduct business in certain jurisdictions and substantial reputational harm.
ESG and Sustainability-Related Regulation
In a number of jurisdictions in which we operate, we are subject to evolving sustainability-related disclosure and labeling regimes applicable to financial market participants and large enterprises. In the EU, these include the Sustainable Finance Disclosure Regulation (Regulation (EU) 2019/2088) (“SFDR”), and in the U.K., the Financial Conduct Authority’s Sustainability Disclosure Requirements and investment labels regime, and we may become subject to additional regimes such as the Corporate Sustainability Reporting Directive (“CSRD”) in the future. In the United States, we are subject to evolving climate-related disclosure requirements, including those adopted by the State of California and similar measures proposed or adopted in other states. Compliance with these regimes requires significant investment in data, systems and personnel, and the standards continue to evolve. A failure or perceived failure to comply, or a determination that our sustainability-related disclosures are inaccurate, incomplete or constitute “greenwashing,” could subject us to regulatory enforcement, private litigation, reputational harm and loss of investor confidence.
Employees
Our Culture
We believe that our culture is a key factor driving our success in developing and maintaining high-quality relationships among our employees and with our clients, prospects, business partners and the communities within which we live and work. With approximately 785 employees worldwide as of March 31, 2026, we are proud that our culture has been recognized annually by Pensions & Investments magazine, a leading investment publication, as a “Best Place to Work in Money Management” since the inception of the list in 2012.
At Hamilton Lane, we recognize that every individual brings unique experiences, perspectives and talents to our firm. That’s why we are committed to cultivating an environment where all employees feel empowered to bring their whole selves to work, enabling them to perform at their best. We value the richness of our workforce’s varied experiences, perspectives, backgrounds and talents, and we are committed to treating all employees with dignity and respect. These differences make our employees unique and contribute to our organization’s strength. Our dedication to belonging extends beyond our workplace, to the industry in which we operate and the communities and environment in which we live and work. Guided by our corporate value of “Do the Right Thing,” we are committed to promoting a welcoming and merit-based culture in the private markets asset class and the communities we serve. Our comprehensive approach, Belong@HamiltonLane, drives inclusive principles into our values, culture and practices. Our success is driven by our people. From our diverse perspectives, we can make more informed decisions designed to benefit our clients, our employees and our competitive edge.
Talent Acquisition, Retention and Development of Human Capital
We invest in a range of talent initiatives aimed at attracting, retaining and developing professionals across levels and geographies. These include early-career programs, in which analysts in various business units participate in intensive training, receive exposure to our investment and client-facing teams, participate in rotations and receive structured mentorship. We also sponsor a summer internship program in which undergraduate students gain exposure to the private markets industry through hands-on work experience, training and mentorship, as well as a co-operative program with a Philadelphia-based university through which undergraduate students are employed by us for six-month periods, gaining exposure to our industry, our company and networking opportunities.
Our Human Resources department, in close collaboration with our Belong@HamiltonLane Council, has implemented a core set of competencies and practices that equip employees with the knowledge and skills to create a supportive working environment. This program centers around four pillars: recruiting/retention, education, employee resource groups and external partnerships. Our employees have the opportunity to participate in our formal mentoring program designed to help less tenured employees foster relationships with more experienced colleagues or peers in different departments with the goal of enhancing professional and personal development and growth. Employees can also participate in the leadership of, or take part in the programming offered by, our employee resource groups, which are overseen by our Belong@HamiltonLane Council and are designed to support skill development, career progression, work-life balance, continuing education and networking. Employees are also encouraged to get involved in championing and participating in volunteerism efforts overseen by our HL in Action committee. We provide employees with volunteer time off to participate in HL in Action events and other volunteer engagements, which we believe supports our communities while fostering employee engagement and connection.
At Hamilton Lane, we remain fully committed to our efforts to attract, retain and develop talented professionals across all measures of inclusion and individuality and continue to drive a culture of belonging. We are proud of our organization’s history of embracing diverse and global perspectives to drive innovation and growth within our business.
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
Corporate Sustainability
We believe that strategically establishing business practices that serve to support our ability to deliver to our clients and investors both today and in the future is imperative. As a financial services company, most of our greenhouse gas emissions arise from purchased energy for our offices and from business travel. To better manage our emissions footprint, we have incorporated climate-related questions into our vendor due diligence, including whether vendors measure their greenhouse gas emissions.
We calculate our carbon footprint based on our Scope 1, 2 and 3 emissions, excluding financed emissions, and have committed to carbon neutrality for our operations going back to 2019. We have voluntarily offset our emissions for calendar years 2019 – 2023, have received carbon neutral certifications for calendar years 2021 – 2023 and are in the process of calculating our operational emissions for calendar years 2024 and 2025. Through this calculation and offsetting exercise, we have sought to understand and align operational decisions with the total costs.
Hamilton Lane is committed to preventing modern slavery and human trafficking in its business and supply chains and publishes a global Modern Slavery Statement under the UK Modern Slavery Act 2015. We seek to align with local legislation and mitigate modern slavery risk through supplier due diligence and monitoring, employee training and related governance frameworks, including the HLA Code of Ethics and whistleblower policy.
For more information on our investment approach to sustainability and responsible investing, see “—Investment Process and Monitoring.”
For more information on our human capital approach, see “—Employees.”

Corporate Social Responsibility
Hamilton Lane’s corporate social responsibility program, HL in Action, focuses on employee-driven external volunteer initiatives in the communities where we operate, with an emphasis on key priorities: financial literacy, education and empowerment, climate matters and community development and stakeholder engagement. These opportunities are overseen by our Belong@HamiltonLane Council and HL in Action committee. As described under “— Employees”, each employee receives volunteer time off to participate in HL in Action events and engagements of their choosing. We encourage employees to participate in such events given the multi-faceted benefits that we believe can be derived from community engagement alongside building relationships with colleagues.

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
•in recent years, there has been increased competition for investment opportunities resulting from increased amount of capital invested in the private markets, which may increase the cost and reduce the availability of suitable investments, thereby reducing our investment returns in the future;
•a fund could face a sudden, unexpected or sustained influx of redemption or repurchase requests from investors, which could result in such fund selling off assets to accommodate these requests and/or such fund having to pro rate redemption or repurchase requests (which may further constrain new subscriptions);
•the performance of particular funds will also be affected by risks of the industries and businesses in which they invest; and
•we may create new funds that reflect a different asset mix and new investment strategies, as well as a varied geographic and industry exposure, compared to our historical funds, and any such new funds could have different returns than our previous funds.

The success of our business depends on the identification and availability of suitable investment opportunities for our clients.
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of funds in which our specialized funds, customized separate accounts and advisory accounts invest. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the private markets fund managers with which we invest. For example, markets in the last few years experienced meaningful headwinds, including elevated interest rates and volatile geopolitical conditions. Past returns of our specialized funds, customized separate accounts and advisory accounts have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets during such historical periods, and there can be no assurance that our specialized funds, customized separate accounts, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions. There can also be no assurance that the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives. Further, the due diligence investigations we conduct before recommending investments to our clients may not uncover all facts relevant to the suitability of such opportunities. See “—The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment” for more information on the risks we face in connection with the due diligence process.
If the investments we make on behalf of our specialized funds or customized separate accounts perform poorly, we may suffer a decline in our investment management revenue and earnings, and our ability to raise capital for future specialized funds and customized separate accounts may be materially and adversely affected.
Our revenue from our investment management business is derived from fees earned for our management of our specialized funds, customized separate accounts and advisory accounts, incentive fees, including carried interest and performance fees, with respect to certain of our specialized funds and customized separate accounts, and monitoring and reporting fees. In the event that our specialized funds, customized separate accounts or individual investments perform poorly, our revenues and earnings derived from incentive fees and certain management fees will decline, and it will be more difficult for us to raise capital for new specialized funds or gain new or retain current customized separate account clients in the future. Furthermore, underlying investments within our specialized funds and customized separate accounts reflect valuations reported elsewhere in this Form 10-K that are determined as of December 31, 2025. Decreases in public markets and credit indices as well as decreases in current or future estimated performance of underlying portfolio companies in quarters ending after that date may result in negative valuation adjustments that will be reported on a three-month lag in accordance with our accounting policy. Adverse investment valuations directly impact our investments, equity in income of investees, unrealized carried interest, AUM and AUA for the period. In addition, if carried interest that was previously distributed to us exceeds the amounts to which we are ultimately entitled, we may be required to repay that amount under a “clawback” obligation. The risk of clawback can occur as a result of diminished investment performance. If we are unable to repay the amount of the clawback, we would be subject to liability for a breach of our contractual obligations. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
Finally, the portfolio companies and other investments held by our specialized funds and customized separate accounts involve significant business and financial risk. For example, portfolio companies may experience negative financial results for a variety of reasons. These include, but are not limited to: restructurings, bankruptcy, reorganization or liquidation, insolvency or related bankruptcy proceedings due to defaults on indebtedness, mismanagement, litigation, enforcement actions or fraud, which could reduce investment returns realized by our specialized funds and customized separate accounts. Portfolio companies and other investments are also subject to risks associated with general market and geopolitical conditions, such as market downturns, inflation, public health emergencies and regional instability. In addition, a fund may invest in a portfolio company with a limited operating history, and there is no guarantee that the information or reports provided to the fund’s advisor with respect to the portfolio companies will not be fraudulent, inaccurate or incomplete, which could adversely impact the value of an investment in the fund.
A sudden and/or substantial decrease in price of one of our investments due to, for example, negative performance, could materially impair our specialized fund or customized separate account performance, an outcome that would be amplified in funds or accounts that hold no other or relatively few investments. Such events could negatively affect our operating results and reputation and could result in heightened scrutiny and criticism of our business and investments.
Competition for access to investment funds and other investments we make for our clients is intense.
We seek to maintain excellent relationships with general partners and managers of investment funds, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide direct investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of investors seeking to gain access to investment funds and direct investment opportunities managed or sponsored by the top performing fund managers, there can be no assurance that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire or that the terms of the investments will be as favorable as we have come to expect. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of general partners, fund managers and intermediaries.
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
As we expand the scope of our business, as well as the investor channels through which our products are offered, we increasingly confront potential and actual conflicts of interest relating to our advisory and investment management businesses. For example, we may recommend that various advisory clients invest in specialized funds managed by us. Additionally, allocating investment opportunities appropriately frequently involves significant and subjective judgments, and the risk that allocation decisions could be challenged as inconsistent with our obligations under applicable law, governing fund agreements or our own policies cannot be eliminated. It is possible that actual, potential or perceived conflicts could give rise to investor dissatisfaction, litigation or regulatory enforcement actions. As a registered investment advisor, we owe our clients a fiduciary duty and are required to provide disinterested advice. Furthermore, as we form and launch more registered investment companies under the Investment Company Act, the risk of triggering potential issues under Section 17 of the Investment Company Act, which prohibits certain transactions between registered investment companies and their affiliates, increases. Identification of the affiliates affected by Section 17 is complex, and at times, subject to interpretive judgment. The SEC may disagree with our interpretation of these prohibitions, heightening our regulatory risks and the risk that an investor and/or a regulator could claim that a transaction violated these rules.
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
We intend to expand our business and may formulate new business strategies, offer new products or services or enter into new geographic markets or strategic partnerships, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenue from asset management and advisory services. However, we have grown, and intend to continue to grow, our business by offering additional products and services, by formulating new business strategies, by entering into, or expanding our presence in, new geographic markets and by entering into strategic partnerships and corporate investments. These activities have and could continue to increase our operational costs and subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, which may lead to increased litigation and regulatory risk. For example, we have recently undertaken business initiatives to reach an increasing number of retail investors in the United States and around the world, including by offering tokenized access to certain of our funds, launching additional evergreen funds, introducing daily-priced interval funds, and establishing new vehicles intended for EEA retail investors and Asia-Pacific investors. These initiatives, as well as our tokenization and digital-distribution initiatives, exposes us to greater levels of risk, including heightened litigation, regulatory enforcement and reputational risks, while also increasing our compliance burden and requiring more complex administration and accounting operations. In addition, distribution of retail products, including through tokenization and digital distribution, whether directly or through market intermediaries, can be complex and could expose us to allegations of improper conduct and/or actions by regulators within and outside the United States with respect to, among other things, product suitability, investor classification, compliance with securities laws, conflicts of interest or the adequacy of disclosure.
To the extent distribution of our retail or other products is through new channels and markets, including through an increasing number of distributors with whom we engage, we may not be able to effectively monitor or control the manner of their distribution, which could result in claims that products distributed through such channels are distributed to customers for whom they are unsuitable or that they are distributed in an otherwise inappropriate manner. Although we engage in due diligence and onboarding procedures that seek to uncover issues relating to the third‐party channels through which individual investors access our investment products, we do not control and have limited information regarding many of these third‐party channels. Therefore, we are exposed to the risks of reputational damage, regulatory scrutiny and legal liability to the extent such third parties improperly sell our products to investors or otherwise act improperly. These risks have increased as we have increased our third-party distribution partnerships. In addition, such third-

parties could seek to modify our products or offer new products while using our name and brand without our permission, creating increased risk of reputational and brand damage.
In addition, our evergreen funds contain terms that permit investors to request redemption or repurchase of their interests on a periodic basis, subject to certain limitations, including limits on the aggregate amount of such interests that may be redeemed or repurchased in a given period. Challenging market or economic conditions, negative media coverage, changes in intermediary recommendations, increased competition from substitute products and liquidity needs could cause elevated redemption or repurchase requests from investors in such products, which can limit the amount of such redemption or repurchase requests that are fulfilled. We may redeem or repurchase fewer interests than requested or suspend redemptions or repurchases entirely. Such limitations may subject us to reputational harm and may make such vehicles less attractive to investors, which could have a material adverse effect on the cash flows of such vehicles. This may in turn negatively impact the revenues we derive from such vehicles. For more information on the risks associated with our evergreen funds, see “—The exercise of redemption or repurchase rights by investors in our evergreen funds may adversely affect our revenues.”
To the extent we introduce new types of investment structures, products or services, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, that we do not have the required investment of capital and other resources and that we could potentially lose clients due to the perception that we are no longer focusing on our core business. Further, the expansion into new geographies and strategies (including making products available on the blockchain and through tokenization and digital securities exchanges) and the launch of daily-priced vehicles has demanded greater management attention and dedication of resources to manage the increasing complexity of operations and regulatory compliance, thereby increasing the risk of litigation and regulatory enforcement actions being brought against us. Our initiatives to expand our retail investor base, including outside of the United States, requires the investment of significant time, effort and resources, including the hiring of additional personnel, upfront costs in connection with distribution through wirehouses, the implementation of new operational, technological, compliance systems and processes and the development of valuation and liquidity-management frameworks tailored to registered funds and daily-priced products. There is no assurance that our efforts to further grow the assets we manage on behalf of retail investors will be successful. Further, in light of the August 2025 Executive Order on Democratizing Access to Alternative Assets for 401(k) Investors, there may be significant future opportunity for the alternative asset management industry to increase the distribution of products to retail investors through 401(k) accounts. We are likely to face significant competition in addressing such opportunity, which could require us to spend substantial time, effort and resources, and may not ultimately be successful in increasing distribution of our products in this channel. In addition, such expansions increase various risks including the potential for litigation and regulatory scrutiny, oversight or disclosure requirements.
We have and will continue to provide resources to foster the development of new product offerings and business strategies by our investment professionals and launch successor and related products, such that our new strategies seek to achieve a level of scale and profitability. To raise new funds and pursue new strategies, we have and expect to continue to use our balance sheet capital to warehouse seed investments, which may decrease the liquidity available for other parts of our business. In the past, we have supplemented our balance sheet capital for this purpose with proceeds of privately placed debt, and we may choose to issue additional debt in the future to further supplement our capital. If a new strategy or fund does not develop as anticipated or our balance sheet assets cease to provide adequate liquidity, we may be forced to realize losses or become limited in our ability to seed new funds or strategies or support existing ones as currently contemplated. Further, we have from time to time explored, and intend to continue to explore, opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions and have and may continue to use our balance sheet capital or issue shares of Class A common stock to do so. There can be no assurance that we will successfully identify, negotiate or complete such transactions, that any completed transactions will produce favorable financial results or that we will be able to successfully integrate an acquired business with ours. Further, our strategic initiatives include the acquisition of minority interests in third parties, in which case we will be subject to additional risks and uncertainties in that we may be dependent upon, and subject to liability for, losses or reputational damage relating to, systems, controls and personnel that are not under our control. In addition, if we choose to issue equity to fund an acquisition, our stockholders may experience dilution.
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
The revenues that we earn are driven in part by the amount of capital committed by our clients for investment, our fundraising efforts and the pace at which we make investments on behalf of our specialized funds and customized separate accounts. Declines in the pace or the size of fundraising efforts or investments reduce our revenues. The private markets investing environment continues to see increased competition and elevated interest rates, which can make fundraising and the deployment of capital more difficult. In addition, many other factors cause declines in the pace of investment, including a market environment characterized by high prices or uncertainty, the unavailability of suitable opportunities for investors and clients to exit existing investments and redeploy realized capital into new investments, the inability of our investment professionals to identify attractive investment opportunities and decreased availability of financing on attractive terms or decreased availability of investor capital, including potentially as a result of a challenging fundraising environment or heightened requests for redemptions or repurchases in our evergreen funds. Further, we may fail to consummate identified investment opportunities because of business, regulatory or legal complexities or uncertainty and adverse developments in the U.S. or global economy, financial markets or geopolitical conditions, and our ability to deploy capital in certain countries may be adversely impacted by U.S. and foreign government policy changes and regulations. In addition, if we are unable to deploy capital at a pace that is sufficient to offset the pace of realizations, our fee revenues could decrease.
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
Our indebtedness may expose us to substantial risks, including to the extent we fail to comply with certain covenants, and our cash balances are exposed to the credit risks of the financial institutions at which they are held.
We maintain a Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), a 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement”), a 2022 Multi-Draw Term Loan and Security Agreement (the “2022 Multi-Draw Term Loan Agreement”) and a Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement” and, together with the Term Loan Agreement, the 2020 Multi-Draw Term Loan Agreement and the 2022 Multi-Draw Term Loan Agreement, the “Loan Agreements”) with JPMorgan Chase & Co. (“JPMorgan”). Additionally, in 2024, we issued $100,000,000 aggregate principal amount of 5.28% senior notes due October 15, 2029 (the “Senior Notes”), pursuant to a note purchase agreement (the “Note Purchase Agreement”) in a private placement among HLA and the purchasers party thereto.
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
We expect to continue to utilize debt to finance and grow our business and operations, including warehousing investments for our funds, which will expose us to the typical risks associated with the use of leverage. An increase in leverage could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends, stock repurchases or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Further, there is no guarantee that we will be able to obtain new borrowings or refinance existing borrowings on favorable terms when they mature. Our level of indebtedness may make us more vulnerable to economic downturns and reduce our flexibility in responding to changing business, regulatory and economic conditions, which could materially and adversely affect our business, financial condition and results of operations.
The risks related to our use of indebtedness may be heightened by the dependence on leverage by certain funds, customized separate accounts and portfolio companies. See “—Dependence on leverage by certain funds, customized separate accounts and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized funds and customized separate accounts to achieve attractive rates of return on those investments, and cash balances maintained for investments are exposed to the credit risks of the financial institutions at which they are held.”
In addition, the availability of capital from our Loan Agreements and our cash balances are exposed to the credit risks of the financial institutions at which they are held. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems or the fear of market-wide liquidity problems. Our material credit facility consists of our Loan Agreements, which are now held at JPMorgan. If any of the financial institutions at which we maintain account balances or upon which we rely for credit were to become unstable or insolvent, our ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to pay operational and other costs, could be threatened or lost, which could have a material adverse effect on our business and financial condition. Our account balances at each institution typically exceed Federal Deposit Insurance Corporation (“FDIC”) insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. In some cases, we have transferred uninsured cash balances to money market mutual funds.
The Loan Agreements and the Note Purchase Agreement contain, and any future debt instruments may contain, financial and other covenants that impose requirements on us and limit our and our subsidiaries’ ability to engage in certain transactions or activities, including but not limited to: incurring additional debt; providing guarantees in respect of obligations of other persons; making loans, advances and investments; maintaining account balances at other financial institutions; making certain payments in respect of equity interests (including the payment of dividends and other distributions, redemptions and similar payments, payments in respect of warrants, options and other rights, and payments in respect of subordinated indebtedness); and entering into transactions with investment funds and affiliates. Additionally, we are required to maintain a consolidated leverage ratio within a specified range, specified amounts of management fees, a specified amount of adjusted EBITDA, and a specified minimum tangible net worth (as defined in those agreements). These restrictions may limit our flexibility in operating our business, and any failure to comply with these financial and other covenants, if not waived, would cause a default or event of default. Our obligations under the Loan Agreements are secured by substantially all of our assets. In the case of an event of default, creditors may exercise rights and remedies, including the rights and remedies of a secured party, under such agreements and applicable law, which could materially and adversely affect our business, financial condition and results of operations.

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
Certain of the specialized funds and customized separate accounts we manage, the funds in which we invest and portfolio companies within our funds and customized separate accounts currently rely on leverage and are expected to continue to do so. Certain of our specialized funds and customized separate accounts, as well as the companies in which our specialized funds or customized separate accounts invest, raise capital in structured credit, leveraged loan and high yield bond markets. If elevated interest rates persist or further increase or credit markets experience continued or increasing dislocations, contractions or volatility, the results of operations of our specialized funds and customized separate accounts, as well as the companies in which our specialized funds or customized separate accounts invest, may suffer. Any such events could adversely impact the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.
Reductions in available sources of debt financing, an extended or increased tightening in credit markets, or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance investments made by our specialized funds and customized separate accounts and, in the case of rising interest rates, decrease the value of fixed-rate debt investments made by our funds. Certain investments may also be financed through fund-level credit facilities, which may or may not be available for refinancing on favorable terms, or at all, at the end of their respective terms. Further, the cost of borrowing may not be covered by the appreciation of the assets in the investment, which could be exacerbated in difficult market conditions and adversely impact our revenues. We also make arrangements with financial institutions for loans and to hold cash balances on behalf of our clients to fund contributions to and hold distributions from investments. The availability of capital from these debt facilities and cash balances is exposed to the credit risks of the financial institutions at which they are held. Adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any such events or other similar risks, have in the past and may in the future lead to market-wide liquidity problems or the fear of market-wide liquidity problems. If the financial institutions at which our specialized funds’, customized separate accounts’, clients’ or investors’ credit facilities or cash account balances are held were to be placed into receivership or become insolvent, their ability to access existing cash, cash equivalents and investments, or to access existing or new banking arrangements or facilities to fund commitments, could be threatened or lost, which could have a material adverse effect on our reputation and results of operations. Account balances at these institutions typically exceed FDIC insurance coverage of $250,000 per depositor, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. Finally, limitations on the deductibility of interest expense on indebtedness used to finance our specialized funds’ investments reduce the after-tax rates of return on the affected investments and make it more costly to use debt financing. Any of these factors may have an adverse impact on our business, results of operations and financial condition.

In addition, we may invest in businesses with capital structures that have significant leverage. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors such as rising interest rates, decreases in credit availability, financial institution risks discussed above, downturns in the economy or deterioration in the condition of such business or its industry. Tighter credit conditions or higher interest rates may also make it more difficult or more expensive for portfolio companies to refinance or extend existing indebtedness, comply with financial covenants or access incremental debt financing, which could increase the risk of default or restructuring. These factors may make such companies less able to cope with changes in business and economic conditions and may impair the operations, value or sustainability of such companies. If the portfolio companies in our funds default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm. Any adverse impact caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the returns of our specialized funds, customized separate accounts and advisory accounts.
Defaults by clients and third-party investors in certain of our specialized funds and customized separate accounts could adversely affect that fund’s operations and performance.
Our business is exposed to the risk that clients that owe us money for our services may not pay us, and investors may default on their obligations to fund their commitments. We believe that these risks increase during periods of economic uncertainty, such as in the case of difficult or volatile market and geopolitical conditions, and if the financial institutions holding cash to be used for funding commitments are in financial distress. If investors in our specialized funds and certain customized separate accounts default on their obligations to fund commitments, there may be adverse consequences on the investment process, and we could incur losses and be unable to meet underlying capital calls. For example, investors in many of our specialized funds make capital commitments to those funds that we are entitled to call from those investors at any time during prescribed periods. We depend on investors fulfilling and honoring their commitments when we call capital from them for those funds to consummate investments and otherwise pay their obligations when due. In addition, certain of our funds and customized separate accounts utilize lines of credit to fund investments. Because interest expense and other costs of borrowings under lines of credit are an expense of the fund or account, the fund’s or account’s net multiple of invested capital may be reduced, as well as the amount of carried interest generated. Any material reduction in the amount of carried interest generated may adversely affect our revenues. We have not had clients or investors fail to honor capital calls to any meaningful extent.
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
When clients retain us to manage assets on their behalf as discretionary manager of a customized separate account, they specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Our failure to comply with these guidelines and other limitations could result in clients terminating their investment management agreement with us, as these agreements generally are terminable without cause on 30 to 90 days’ notice. Clients could also sue us for breach of contract and seek to recover damages from us. Even if we comply with all applicable investment guidelines, a client may be dissatisfied with its investment performance or our services or fees, and may terminate their customized separate accounts or advisory accounts or be unwilling to commit new capital to our specialized funds, customized separate accounts or advisory accounts. Any of these events could cause a reduction to our AUM and consequently cause our earnings to decline and materially and adversely affect our business.

Misconduct by our employees, advisors or third-party service providers could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
There is a risk that our employees, advisors or third-party service providers could engage in misconduct that adversely affects our business. We are subject to a number of laws, obligations and standards arising from our advisory and investment management businesses and our discretionary authority over the assets we manage. The violation of these laws, obligations and standards by any of our employees, advisors or third-party service providers would adversely affect our clients and us by subjecting us to, among other things, civil and criminal penalties or material fines, profit disgorgement, injunctions on future conduct, securities litigation, reputational damage and a general loss of investor confidence. Our business also often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees, advisors or third-party service providers were to engage in fraudulent activity, violate regulatory standards or improperly use or disclose sensitive or confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. The pervasiveness of social media and electronic communications and the increasing prevalence of AI could also lead to faster and wider dissemination of any adverse publicity or inaccurate information about us, making effective remediation more difficult and further magnifying the reputational risks associated with negative publicity. It is not always possible to detect or deter misconduct, and the precautions we take that seek to detect and prevent undesirable activity may not be effective. In addition, we allow our employees to work on a hybrid schedule or remotely, which has required us to develop and implement additional precautions in order to detect and prevent employee misconduct. Such additional precautions, which may include the implementation of security and other restrictions, may make our systems more difficult and costly to operate and may not be effective in preventing employee misconduct in a remote work environment. If one of our employees, advisors or third-party service providers were to engage in misconduct or were to be accused of misconduct, our business and our reputation could be materially and adversely affected. See “—Risks Related to Our Industry—Extensive government regulation, compliance failures and changes in law or regulation could adversely affect us.”
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
Unlike traditional drawdown funds, which generally do not permit redemptions of fund interests until the liquidation of the fund upon scheduled termination dates, our evergreen funds, including our funds registered under the Investment Company Act, contain investor liquidity features that permit investors to redeem or repurchase their interests from time to time. Our evergreen funds have grown substantially in recent years and now represent a more significant portion of our AUM and our management and revenues. As these products expand across strategies, geographies and investor types, the potential impact of material redemption or repurchase activity on our business has increased. Factors that could result in investors leaving our evergreen funds include changes in interest rates or market conditions that make other investments more attractive, changes in or rebalancing due to investors’ asset allocation policies, changes in investor perception regarding our focus or alignment of interest, unhappiness with a fund’s performance or investment strategy or liquidity profile, changes in our reputation, negative media coverage of us, our peers or the private markets more broadly, departures or changes in responsibilities of key personnel, performance and liquidity needs of fund investors and legal or regulatory issues that investors perceive to have a bearing on the fund. In a declining market, our evergreen funds, including our funds registered under the Investment Company Act, may experience declines in value, and the pace of redemptions or repurchases and consequent reduction in our assets under management could accelerate. Such declines in value may be both provoked and exacerbated by forced selling of assets, as further described below. Actions taken to meet substantial redemption requests could result in a material adverse effect on the fund’s investments, ability to make new investments or ability to achieve its investment objectives.
To the extent appropriate and permissible under a vehicle’s constituent documents and applicable law, we may limit redemptions or repurchases in such vehicle for a period of time. While the use of such tools (or “gates”) is meant to avoid forced asset sales and protect remaining investors in a fund, the use of such tools may be negatively received by investors, as well as distributors or regulators and could lead to negative publicity, which may lead to volatility in the price of our Class A common stock, regulatory inquiries or litigation. Such events may subject us to reputational harm, make such vehicles less attractive to investors in the future and negatively impact future subscriptions to such vehicles, which could have a material adverse effect on the cash flows of such vehicles and may negatively impact the revenues we derive from them. In addition such events could negatively impact future fundraising for our platform more broadly.
In addition, multiple and sustained redemption or repurchase requests could exhaust a fund’s sources of liquidity and create pressure to dispose of investments by a fund sooner than anticipated to satisfy such requests. The investments of such funds are generally illiquid in nature and disposing of such investments within the necessary timeframe could reduce the price at which counterparties are willing to transact and require the fund to sell investments it would otherwise prefer to continue to hold. In most cases, transferring such investments requires the consent of a third-party sponsor, and, if such sponsors are unwilling to consent, a fund may need to liquidate a less desirable investment as an alternative. Such accelerated disposition could reduce or eliminate our potential carried interest associated with such investment, and the reduction in such fund’s NAV resulting from the redemption or repurchase would reduce the management fees payable to us and may reduce or eliminate any incentive fees or carried interest to which we might otherwise have been entitled.
Finally, the inclusion of redemption or repurchase rights in our evergreen funds create heightened risk of operational error, including with respect to the calculation of NAV. Any such errors could adversely affect the exercise of redemption rights and could adversely affect our revenues and profitability, including as a result of investors’ indemnification requirements, litigation and/or regulatory investigations. As we launch and scale funds that strike NAV more frequently, including those that calculate NAV on a daily basis, the complexity and frequency of these operational processes increase as do the potential consequences of any errors.
Valuation methodologies for certain assets in our specialized funds and customized separate accounts can be highly subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for our specialized funds and customized separate accounts.
The values of our specialized funds’ and discretionary customized separate accounts’ investments are determined in accordance with the firm’s valuation policies and procedures, as then-currently in effect and approved by the operative documents for the particular specialized fund or customized separate account.

Our specialized funds, customized separate accounts, advisory accounts and the funds in which we invest generally invest in, among other things, illiquid investments or financial instruments for which there is little, if any, market activity and, accordingly, no readily available market price. We determine the value of fund investments held by our specialized funds and customized separate accounts periodically, based on the fair value of such investments as reported by the underlying fund managers to us. Thus, our valuation of the underlying funds in which we invest is largely dependent upon the processes employed by the underlying fund managers of those funds. The fair value of a fund investment’s underlying assets is determined using a number of methodologies described in the particular fund’s valuation policies, and such fund may engage a third-party valuation agent to assist with such valuation. These valuation methodologies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer, local market conditions, control premiums, illiquidity discounts and other generally accepted valuation methodologies, which involve a significant degree of subjective management judgment.
The value of direct investments in portfolio companies held by our specialized funds and customized separate accounts is determined periodically by us using generally accepted valuation methodologies, and we may use independent third-party valuation firms for corroborative assistance in determining the fair value of these investments. These methodologies may include references to market multiples, valuations for comparable companies, public or private market transactions, subsequent developments concerning the companies to which the securities relate, results of operations, financial condition, cash flows, and projections of such companies made accessible to us and such other factors that we may deem relevant.
The methodologies we use in valuing individual investments held by our specialized funds and customized separate accounts are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. For instance, it is possible that a material fact related to the target of the valuation might be inadvertently omitted from our or an underlying fund manager’s analysis, resulting in an inaccurate valuation. In addition, because the illiquid investments held by our specialized funds, customized separate accounts, advisory accounts and the funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments are subject to rapid changes in value caused by sudden company-specific or industry-wide developments.
Unforeseen market, economic and geopolitical conditions and events could significantly and abruptly impact the valuation of an investment from period to period, and valuation methodologies may change across periods. Because the valuation methodologies described herein generally only occur on a periodic basis, subsequent events that may have a material impact on those valuations may not be reflected until the next periodic valuation date. The impact of factors not accounted for in valuation models and the potential exercise of our subjective judgment in determining valuation might cause some of our investors or regulators to question our valuations or methodologies. There can be no assurance that our policies, or the policies of underlying funds, will address all necessary valuation factors, minimize uncertainty or completely eliminate potential conflicts of interest in such determinations. In addition, as we launch and scale daily-priced interval funds and other evergreen vehicles, we may increasingly rely on quantitative models, regression-based approaches and third-party data inputs to support more frequent NAV calculations. Unlike monthly or quarterly products, for which valuation procedures may be completed over a longer period of time, daily-priced vehicles require that all procedures necessary to strike a NAV be condensed into a shorter window of time, which further increases our exposure to model, data and operational risk.
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a specialized fund’s or customized separate account’s NAV do not necessarily reflect the prices that would actually be obtained if such investments were sold. For example, there may be known or unknown liabilities such as tax exposures with respect to investments, especially those outside the United States, which may not be fully reflected in valuations. Realizations at values significantly lower than the values at which investments have been reflected in specialized fund or customized separate account NAVs would result in reduced gains or increased losses for the applicable fund or customized separate account, a decline in certain asset management fees and the loss of potential incentive fees by us. A situation in which specialized fund or customized separate account asset values are overstated, whether due to error or otherwise, could result in overstated management and incentive fees for a particular period. Further, while it is unlikely that one single instance, or even multiple concurrent instances, of a misstated valuation would have a material impact on our financial condition or results of operations given our large and increasing base of assets under management, a situation in which asset values turn out to be materially different from values reflected in specialized fund or customized separate account NAVs as a result of any factor or circumstance could trigger various notification requirements, cause investors to lose confidence in us and may result in an unanticipated increase in redemption or repurchase requests for certain of our specialized funds or customized separate accounts and difficulties in our ability to raise additional capital, retain clients or attract new clients, particularly if such issues persist. NAV errors or valuation adjustments in vehicles that strike NAV daily could result in a larger number of impacted shareholders and a greater volume of subscriptions and repurchases executed at incorrect prices than in products that strike NAV monthly or quarterly, which could increase the size and frequency of any required reimbursement, re-processing or other remediation.
The SEC continues to focus on issues related to valuation of private investment vehicles, including consistent application of the methodology, disclosure and conflicts of interest, in its enforcement, examination, and rulemaking activities. Our increased use of registered interval funds and daily-priced evergreen products may subject our valuation practices to heightened scrutiny. If the SEC were to investigate and find errors in our methodologies or procedures, we and/or members of our management could be subject to penalties and fines, which could harm our reputation and our business, financial condition and results of operations could be materially and adversely affected. In addition, changes in the factors considered by the SEC in its enforcement, examination, and rulemaking activities could have a significant effect on the results of the valuation methodologies used to value our portfolio, and our reported fair values for these assets could vary materially if these factors from prior quarters were to change significantly.
Our investment management activities may involve investments in relatively high-risk, illiquid assets, and we and our clients may lose some or all of the amounts invested in these activities or fail to realize any profits from these activities for a considerable period of time.
The investments made by our specialized funds and customized separate accounts and recommended by our advisory services may include high-risk, illiquid assets. We generally have made and expect to continue to make principal investments alongside our investors, as the general partner, in our existing private markets funds and certain customized separate accounts and in any new private markets funds we may establish in the future. The private markets funds in which we invest capital generally invest in securities that are not publicly traded. Even if such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such securities for a period of time. Such funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Accordingly, the private markets funds in which we invest our clients’ capital may not be able to sell securities when they desire and therefore may not be able to realize the full value of such securities. This risk is magnified during times of volatile market conditions and economic and geopolitical uncertainty. The ability of private markets funds to dispose of investments is dependent in part on the public equity and debt markets, to the extent that the ability to dispose of an investment may depend upon the ability to complete an IPO of the portfolio company in which such investment is held or the ability of a prospective buyer of the portfolio company to raise debt financing to fund its purchase. The exit environment across many of our private markets strategies remains challenging and attractive opportunities to dispose of investments may be limited. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Contributing capital to these funds is risky, and we may lose some or the entire amount of our specialized funds’ and our clients’ investments.
The portfolio companies in which private markets funds have invested or may invest will sometimes involve a high degree of business and financial risk. These companies may be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in operating results, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may be subject to extensive regulatory oversight, may require substantial additional capital to support their operations, to finance expansion or to maintain their competitive position, may have a high level of leverage, or may otherwise have a weak financial condition. See “—Dependence on leverage by certain funds, customized separate accounts and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of our specialized funds and customized separate accounts to achieve attractive rates of return on those investments, and cash balances maintained for investments are exposed to the credit risks of the financial institutions at which they are held.” In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including tariffs and trade barriers, changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, less developed or efficient financial markets, expropriation or confiscatory taxation and a less developed or stable or an adverse political and regulatory environment.
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
We cannot give assurance as to the degree of diversification that will be achieved in any of our specialized funds or customized separate accounts. In addition, certain of our specialized funds and customized separate accounts may have overlapping investment exposure. Difficult market conditions or slowdowns affecting a particular asset class, industry, geographic region or other category of investment could have a significant adverse impact on a given specialized fund or customized separate account if its investments are concentrated in that area and could adversely affect multiple specialized funds and customized separate accounts if they have overlapping investments. Accordingly, a lack of diversification on the part of a specialized fund or customized separate account could adversely affect its investment performance and affect our ability to raise new funds. If an overlapping investment performs poorly, becomes impaired or otherwise underperforms, the adverse effects may be felt by more than one specialized fund or customized separate account at the same time and the effect of adverse investment performance may be magnified on our business. All of these factors could, as a result, affect our business, financial condition and results of operations.
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
Our operation of registered investment companies and compliance with the restrictions of the Investment Company Act or other regulations could adversely affect us.
Our business activities are subject to additional regulatory requirements that could adversely impact profitability. Certain evergreen funds we offer are registered investment companies under the Investment Company Act or are subject to other rules applicable to our evergreen funds, notably those of the Luxembourg supervisory authority, the Commission de Surveillance du Secteur Financier (the “CSSF”) with respect to our evergreen funds domiciled in Luxembourg. The Investment Company Act and the rules thereunder, the rules applicable to our evergreen funds domiciled in Luxembourg as well as applicable European legislation contain detailed parameters for the organization and operation of these evergreen funds. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options and impose certain governance and board independence requirements. In addition, we depend on third parties to assist us in servicing and complying with regulatory obligations with respect to our evergreen funds. These limitations, obligations and reliance on third-party service providers used to assist us in servicing our evergreen funds could materially and adversely affect our business, financial condition and results of operations.

In addition, the failure to comply with any of the regulations that we are subject to, could subject us to enforcement actions, which may materially and adversely affect our business, financial condition and results of operations.
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
Before making or recommending investments for our clients, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important, complex, and sometimes evolving, business, financial, credit, tax, accounting, technological, environmental, social, governance and legal and regulatory issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the information available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations, and such an investigation will not necessarily result in the investment ultimately being successful or in identifying all risks. In addition, we may not identify or foresee future developments that could have a material adverse effect on an investment, including, for example, rapidly changing fundamentals in a certain sector, geography or asset class, or technological disruption of a specific company or asset or an entire industry, including as a result of the rapid development and implementation of AI.
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
Finally, some matters covered by our due diligence process, such as responsible investing and sustainability considerations, are subject to evolving market and regulatory standards, which we may not accurately or fully anticipate. Our responsible investing and sustainability due diligence framework does not represent a universally recognized standard, as we continue to observe different frameworks and methodologies being implemented throughout the industry. Selecting and evaluating sustainability risks in connection with investing is subjective by nature. The materiality of sustainability risks and potential impacts on an individual investment or portfolio depend on many factors, including the relevant industry, country, asset class and investment strategy. There is no guarantee that the criteria utilized, or judgment exercised by us or a third-party sustainability specialist we may engage will always reflect the beliefs, values, internal policies or preferred practices of any particular client or stakeholder. Further, the nature and scope of our due diligence with respect to responsible investing and sustainability will vary based on the investment, which may present challenges in complying with a globally recognized standard, if one emerges in the future.
Restrictions on our ability to collect and analyze data regarding our clients’ investments could adversely affect our business.
Our database of private markets investments includes funds and direct investments that we monitor and report on for our specialized funds, customized separate accounts and advisory accounts. We rely on our database to provide regular reports to our clients, to research developments and trends in private markets and to support our investment processes. We depend on the continuation of our relationships with the general partners and sponsors of the underlying funds and investments in order to maintain current data on these investments and private markets activity. We also rely on the strength of our relationships to encourage voluntary data sharing and engagement on evolving topics, such as responsible investing and sustainability. The termination of such relationships or the imposition of restrictions on our ability to use the data we obtain for our reporting and monitoring services could adversely affect our business, financial condition and results of operations. We are also highly dependent upon the technology platforms within which our data is stored and analyzed, and any disruption in the services provided by such platforms, whether temporary or permanent, could have a material adverse effect on our ability to effectively continue to operate our business without interruption. See “—Operational risks may disrupt our business, damage our reputation, result in financial losses or limit our growth.”
Operational risks may disrupt our business, damage our reputation, result in financial losses or limit our growth.
We rely heavily on our and our third-party service providers’ financial, accounting, compliance, monitoring, administration, reporting and other data processing systems and technology platforms, including those of our fund administrators and AIFMs, to conduct our business. If any of these systems do not operate properly, or are disabled or fail, including the loss of or unauthorized access to data, whether caused by fire, natural disaster, power or telecommunications failure, cyberattack, ransomware, computer viruses, malicious actors, negligence, acts of terrorism or war or otherwise, or if our third-party service providers fail to perform as expected, we could suffer a disruption of our business, financial loss, liability to clients, regulatory intervention or reputational damage, which could materially and adversely affect our business, financial condition and results of operations. Isolated incidents involving such matters have occurred in the past but have not had a material impact on our financial condition or results of operations. If any of our third-party service providers access or use our information for the purpose of competing with us or undermining our efforts, we may lose clients and opportunities, which may adversely affect our financial condition. In addition, we have experienced errors in the execution, confirmation or settlement of transactions, as well as errors in recording, evaluating and accounting for them. While these occurrences have been immaterial to our operations as a whole, the repeated occurrence of such events in the future could cause us to lose clients and opportunities. Our and our third-party service providers’ data processing systems and technology may be unable to accommodate our growth or adequately protect the information of our clients or address security risks, and the cost of maintaining and improving such systems and technology may increase from our current level. Such a failure or an increase in costs related to such information systems and technology or transaction errors, could have a material adverse effect on our results of operations, financial condition, cash flow and reputation. A disaster or a disruption in technology or infrastructure that supports our business, including a disruption involving electronic communications, cloud-based infrastructure or other services used by us, our third-party service providers or other third parties with whom we conduct business, or a disruption directly affecting our principal offices, could negatively impact our ability to continue to operate our business without interruption. Our business continuation or disaster recovery programs may not be sufficient to mitigate the harm that could result from such a disaster or disruption, and insurance and other safeguards may not reimburse us for the full amount of our losses. For more information on this risk, please see “—Failure to maintain the security of our information technology networks, or those of our third-party service providers, or data security breaches could result in loss of data, interruptions in our business, harm to our reputation and could have a material adverse effect on our results of operations, financial condition and cash flow.”
We are also subject to the risk that the financial institutions with which we maintain credit facilities or cash account balances fail. For more information on this risk, please see “—Our indebtedness may expose us to substantial risks, and our cash balances are exposed to the credit risks of the financial institutions at which they are held.”
Failure to maintain the security of our information technology networks, or those of our third-party service providers, or data security breaches could result in loss of data, interruptions in our business, harm to our reputation and have a material adverse effect on our results of operations, financial condition and cash flow.
We rely on the reasonably secure processing, storage and transmission of confidential and other sensitive information in our computer systems, hardware, software, technology infrastructure, online sites and networks, and those of our third-party service providers and their vendors. In the ordinary course of our business, we collect and store a range of data, including our proprietary business information and intellectual property, and personally identifiable and other sensitive information relating to our employees, our clients, our portfolio companies, in cloud applications and on our networks, as well as on systems operated by third parties on our behalf. The secure processing, maintenance and transmission of this information are critical to our operations.
We, our service providers and their vendors face a variety of security threats on a regular basis, including ongoing cybersecurity threats and attacks that are intended to gain unauthorized access to and steal our sensitive or proprietary information, destroy or corrupt data, disable, disrupt or degrade systems, divert or otherwise steal funds, or impersonate us or our employees using technologies such as generative AI and deepfakes. Cyber-attack techniques are continually evolving, may not immediately be recognized, can originate from a wide variety of sources and may be difficult to detect or fully remediate. There has been an increase in the frequency, sophistication and ingenuity of the data security threats we and our service providers face, which has been exacerbated with the advancement of AI, which malicious third parties are using to create new, sophisticated and more frequent attacks. We, our employees and certain of our third-party service providers have been and expect to continue to be the target of hacking attacks, “phishing” or other forms of social engineering attacks, business-email compromise and other efforts to obtain unauthorized access to data and systems, and the subject of impersonations and fraudulent requests for money and other activities. Attacks range from those common to businesses generally to those that are more advanced and persistent, and attackers may target us because members of our senior management team may have public profiles or because, as an alternative investment management firm, we hold a significant amount of confidential and sensitive information about our clients and potential investments. Attackers have in the past gained unauthorized access to sensitive information about us, our clients and investors by attacking our systems and the systems of certain of our service providers. Such prior events, to date, have not had a material impact on our financial condition or results of operations.
Further, we allow employees to work on a hybrid schedule or remotely, which introduces operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks. We are aware of unauthorized use of non-approved consumer AI tools by our employees. Such use increases the risk that confidential information, including material non-public information, trade secrets or personally identifiable information, has been or may be input into those tools, which could result in such information becoming part of a dataset that is accessible by third-party applications and users, including our competitors.
We are dependent on the effectiveness of our and our service providers’ information security policies, procedures and capabilities designed to protect our and their computer, network and telecommunications systems, the data such systems contain or transmit and rely on these policies and systems to enable timely escalation of any cyberattack, assessment of materiality and, where required, regulatory and other disclosures. Measures taken to ensure the integrity of our or our third-party service providers’ systems may not provide adequate protection, may not operate as intended and may not be adequate in the face of new or unforeseen threats, including those exploiting vulnerabilities in widely-used software, AI tools or third-party platforms. Our and our third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, theft, misuse, computer viruses, bugs, ransomware or other malicious code, employee, vendor or contractor error or malfeasance, and other events that could have a negative impact on the security of our technology systems and data.
A successful cyberattack, intrusion, compromise of credentials, ransomware event, destruction or corruption of data, loss or misuse of sensitive information or other cybersecurity incident affecting us or our service providers could result in, among other things, loss or unauthorized use or disclosure of confidential or proprietary information, operational disruptions, loss of availability or integrity of critical systems or data, inability to timely process transactions or calculate and report NAV, loss of intellectual property, theft or diversion of funds and damage to equipment and systems. Such an incident, or the perception that one has occurred, could subject us to significant costs and liabilities, including incident response, remediation and system hardening costs, restoring data and systems, legal and consulting fees, costs associated with notification to and remediation for affected individuals, responding to regulatory investigations or examinations, litigation and indemnity obligations, increased insurance premiums, coverage limitations or the unavailability of cyber insurance and reputational damage that could adversely affect our ability to attract and retain clients or raise capital for our products.
Additionally, although the prevalence and scope of applications of distributed ledger technology, digital assets, cryptocurrency and similar technologies is growing, the technology is new and may be vulnerable to cyberattacks or have other inherent technological weaknesses. We and the specialized funds and customized separate accounts we manage are exposed to risks, and may become exposed to additional risks, related to distributed ledger technology and the financial products that use it, such as blockchain, cryptocurrencies and other digital assets, or decentralized finance and related applications, including through our offering funds and other products in tokenized formats, our partnering with and reliance on companies that use, develop, or rely on distributed ledger technology and use of distributed ledger technology by third-party vendors, clients, counterparties and other financial intermediaries with who we transact. Market volatility of financial products using distributed ledger technology may increase these risks and may also expose us to increased compliance risks.
Cybersecurity, privacy and data protection are a top priority for regulators in the United States and around the world. Many jurisdictions in which we operate have laws and regulations relating to privacy, data protection and cybersecurity, such as the General Data Protection Regulation (“GDPR”) in the EU and U.K., the Personal Information Protection Law (“PIPL”) in China, the SEC’s cybersecurity disclosure rules and the California Privacy Rights Act (“CPRA”). Some jurisdictions have also enacted laws requiring companies to notify individuals and governmental agencies of data security breaches involving certain types of personal data. These rules could increase our compliance costs and potential regulatory liability. There are substantial financial penalties for breach of the GDPR. If we fail to comply with relevant laws and regulations or fail to provide the appropriate regulatory or other notifications of breach in a timely manner, it could result in regulatory investigations and material penalties, which could lead to negative publicity and may cause our clients to lose confidence in the effectiveness of our security measures and us more generally. See “—Rapidly developing and changing data security and privacy laws and regulations could increase compliance costs and subject us to enforcement risks and reputational damage.”
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
We are subject to various risks and costs associated with the collection, processing, storage and transmission of personal data and other sensitive and confidential information. Personal data is wide ranging and relates to our clients, employees, counterparties and other third parties. Any actual or perceived inability by us to adequately address privacy concerns, or comply with applicable data security or privacy laws, regulations, policies, industry standards and guidance, contractual obligations, or other legal obligations, even if unfounded, could result in significant regulatory and third-party liability, increased costs, disruptions to our business and operations, and a loss of client confidence and other reputational damage.
As new privacy and data protection laws and regulations are implemented, the time and resources needed for us to seek compliance with such laws and regulations continues to increase. Our compliance obligations include those relating to U.S. state laws and regulations, including, without limitation the CPRA, which provides for enhanced privacy protections for California residents, a private right of action for data breaches and statutory fines and damages for data breaches or other CPRA violations, as well as a requirement of “reasonable” cybersecurity. Further, the SEC has adopted amendments to Regulation S-P requiring covered institutions, including registered investment advisors, to adopt written policies and procedures creating incident response programs to address unauthorized access to customer information, including procedures for notifying affected customers and clients within 30 days, and requiring formal policies for the oversight of service providers handling customer information.
We are also required to comply with foreign data collection and privacy laws, including the GDPR in the EU and U.K., the PIPL in China, and laws in various other jurisdictions in which we have offices or conduct business, including Switzerland, Japan, Hong Kong, Singapore, Australia, Canada, the United Arab Emirates, Chile and Mexico. Financial regulators and data protection authorities throughout the EU and U.K. have broad audit and investigatory powers under the GDPR to probe how personal data is being used and processed. Penalties for non-compliance can be material. Global laws in this area are rapidly increasing in the scale and depth of their requirements, and are also often extra-territorial in nature. In addition, many regulators have indicated an intention to take more aggressive enforcement actions regarding data privacy, and private actors are seeking to enforce these laws across regions and borders. Furthermore, we frequently have privacy compliance requirements set forth in our contractual arrangements with counterparties. These legal, regulatory and contractual obligations heighten our privacy obligations in the ordinary course of conducting our business in the United States and globally. As new data protection and privacy‐related laws and regulations are implemented, the time and resources needed for us to comply with such laws and regulations continues to increase.
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
Technological developments in AI could disrupt the markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs.
AI, including machine learning technology and generative and agentic AI, is rapidly evolving. While we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such development, AI could significantly disrupt the business models and markets in which we operate and subject us to increased competition, legal and regulatory risks and compliance costs, which could have a material adverse effect on our business, financial condition and results of operations.
We currently use, and plan to expand our use of, AI tools and technologies in the operation of our business, including to support investment research and portfolio analytics, enhance client reporting and investor education, assist with software development and other technology workflows, and help automate certain operational, compliance and legal processes. These uses come with potential risks, including, but not limited to, generation of inaccurate, incomplete or biased results, misappropriation of our confidential information, potential cybersecurity vulnerabilities and regulatory burdens. Data in models that AI technologies use are likely to contain a degree of inaccuracy and error, which could result in flawed algorithms and the generation of incomplete, inaccurate or biased results. This could adversely impact our operations to the extent we rely on such technologies. Further if the data we, or the third parties whose services we rely on, use in connection with the application of AI technologies is incomplete, inaccurate or biased in some way, our products, services, and businesses could suffer. There is also a risk that AI tools or applications may be misused or misappropriated by our employees and/or third parties engaged by us. For example, employees may input confidential information, including material non-public information, trade secrets, or personally identifiable information, into AI technologies, resulting in such information becoming part of a dataset that is accessible by third-party AI applications and users, including our competitors. Such actions could subject us to legal and regulatory investigations and/or actions. Further, we may not be able to control how third-party AI technologies that we choose to use are developed or maintained, or how data we input is used or disclosed, even where we have sought contractual protections with respect to these matters. The misuse or misappropriation of our data could have an adverse impact on our reputation and could subject us to legal and regulatory investigations and/or actions. In addition, errors or failures in how we design, implement, monitor, document or govern our internal use of AI tools (including with respect to training data, model selection, human oversight and recordkeeping) could result in operational disruptions, flawed analyses or recommendations, inconsistent treatment of clients or portfolio companies, or non-compliance with our own policies and procedures.
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

Regulators in a number of jurisdictions, including the EU, the United States and various U.S. states, have begun to adopt or consider laws and regulations governing the development and use of AI systems. These frameworks are evolving and in some cases not yet harmonized, and may impose requirements relating to risk assessment, data governance, transparency, human oversight and recordkeeping. We also face risk that our public disclosures about our use of AI tools, products or strategies could be alleged to be incomplete, inaccurate or misleading, including claims that we have overstated the capabilities or impact of AI in our business, also known as AI-washing. Any regulatory change, investigation or allegation could result in increased compliance costs, delay or limit our use of AI technologies, subject us or our portfolio companies to fines or other penalties, or otherwise adversely affect our business, reputation, financial condition and results of operations.
Our failure or inability to obtain, maintain, protect and enforce our trademarks, service marks, trade names and other intellectual property rights could adversely affect our business, including the value of our brands.
We own or have a license to the trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our trade names, logos and website names and URL addresses are owned by us or have been licensed to us. We also own or have a license to the copyrights that protect the content of our solutions. Despite our efforts to obtain, maintain, protect and enforce our trademarks, service marks, trade names and other intellectual property rights in the United States and other jurisdictions, there can be no assurance that these protections will be available in all cases, and our trademarks, service marks, trade names or other intellectual property rights could be challenged, invalidated, declared generic, circumvented, infringed or otherwise violated, including by being registered in foreign jurisdictions by parties that are unaffiliated with Hamilton Lane, which may lead to customer confusion. We may be unable to successfully resolve conflicts to our satisfaction. In some cases, there may be trademark owners who have prior rights to trademarks similar to ours. During trademark registration proceedings, we may receive and have in some cases received rejections of our applications. Additionally, opposition, invalidation or cancellation proceedings have been and may in the future be filed against our trademark applications or registrations, and our trademarks may not survive such proceedings. In the event that our trademarks, service marks or trade names are successfully challenged, we could be forced to rebrand our products, services or business, which could result in loss of brand recognition and could require us to devote resources towards advertising and marketing new brands. Over the long term, if we are unable to establish name recognition based on our trademarks, service marks and trade names, then we may not be able to compete effectively. Any claims or customer confusion related to our trademarks, service marks or trade names could damage our reputation and brand and substantially harm our business, liquidity, financial condition and results of operations.
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
In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial advisors has been increasing. Our asset management and advisory activities may subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’

stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. In our investment management business, we make investment decisions on behalf of our clients, or make investment recommendations to our clients, that could result in substantial losses. Any such losses also may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, fraud, breach of fiduciary duty or breach of contract. These risks often may be difficult to assess or quantify, and their existence and magnitude often remain unknown for substantial periods of time. From time to time, we have been and may in the future be subject to legal action and incur significant legal expenses in defending such litigation. In addition, negative publicity and press speculation about us, our investment activities or the private markets in general, whether or not based in truth, or litigation or regulatory action against us or any third-party managers recommended by us or involving us may tarnish our reputation, harm our ability to attract and retain clients, introduce volatility into the price of our Class A common stock and materially adversely affect our financial condition or results of operations. In addition, market participants have in the past, and may in the future, publish negative reports or commentary about us or our industry, including while holding short positions in our Class A common stock, which could damage our reputation, divert management attention, trigger regulatory or other scrutiny and cause the market price of our Class A common stock to decline, regardless of whether such statements contain mischaracterizations. Also, events that damage the reputation of our industry generally, such as highly publicized incidents of fraud or other scandals, could have a material adverse effect on our business, regardless of whether any of these events directly relate to our specialized funds, customized separate accounts or advisory accounts. Substantial legal or regulatory liability could materially and adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.
Our international operations are subject to certain risks, which may affect our revenue.
We intend to continue to grow our non-U.S. business, including growth into new regions with which we have less familiarity and experience, and we believe this growth is important to our overall success. In addition, many of our clients are non-U.S. entities seeking to invest in U.S. funds and operating companies. Our international operations carry special financial and business risks, which could include the following:
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
•    less developed, stable or adverse political and economic environments;
•    less developed and efficient financial markets;
•    the absence of uniform accounting, auditing, and financial reporting standards, practices, and disclosure requirements and less government supervision and regulation;
•    potentially heightened risk of theft or compromise of data and intellectual property, in particular in those jurisdictions that do not have levels comparable to the United States of protection of proprietary information and assets such as intellectual property, trademarks, trade secrets, know-how and client information and records;
•    political hostility to investments by foreign or private equity investors;
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
Our international investment vehicles are also subject to different reporting requirements. Information pertaining to such vehicles may be disseminated on a different cadence than the information we are required to report to our stockholders, and local regulations may require that such information be available to investors in certain jurisdictions.
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
We may face increased costs, damage to our professional reputation or face regulatory scrutiny over our commitments, disclosures and practices regarding sustainability, responsible investing and related matters.
We may communicate certain initiatives, commitments and goals regarding our approach to responsible investing and sustainability in our SEC filings or in other public disclosures by us or our specialized funds, which could subject us to scrutiny.
For example, we have committed to offset our operational greenhouse gas (“GHG”) emissions going back to 2019, including our Scope 1, Scope 2 and select Scope 3 emissions, and we have established a goal to reach net zero GHG emissions across our discretionary assets under management on or before 2050. These goals could be difficult and expensive to implement, the personnel, processes and technologies needed to implement them may not be cost effective and may not advance at a sufficient pace to support improvement, and we may not be able to accomplish them within the timelines we seek or at all. We could, for example, determine that it is not feasible or practical to implement or complete certain of such initiatives, commitments or goals due to cost, timing or other considerations. We may come under scrutiny for the scope or nature of our goals, and progress towards or revisions to our goals, which could lead to regulatory scrutiny or penalties, damage to our reputation, and a reduction of stakeholder trust, any of which could ultimately adversely affect our profitability. Our reputation may be harmed if certain stakeholders, such as our clients or stockholders, believe that we are not adequately or appropriately responding to climate change, or conversely, are focusing on climate change in a way that is inconsistent with fiduciary or investor obligations, including through the way in which we operate our business, the composition of our specialized funds’ and customized separate accounts’ existing portfolios, the new investments made by them, or the decisions we make to continue or change our activities in response to climate change considerations. Stakeholder views regarding sustainability- and responsible-investing matters are increasingly divergent and, in some jurisdictions, politically contested, and we may face reputational harm, loss of clients or investors, or increased scrutiny regardless of whether we are perceived as doing too much or too little with respect to such matters.
We could be scrutinized for the accuracy, adequacy or completeness of our disclosure related to our or our specialized funds’ or customized separate accounts’ responsible investing- and sustainability-related policies, practices, initiatives, commitments and goals, and associated progress. Such disclosure may be based on frameworks and standards for measuring progress that are not yet standardized and are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. Further, as part of our sustainability and responsible investing practices, we rely from time to time on third-party data, services and methodologies and such data, services and methodologies could prove to be incomplete or inaccurate. If our or such third parties’ data, processes or reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our responsible investing- or sustainability- related goals, we may be subject to enforcement action and our reputation could be adversely affected, particularly if we were to be accused of “greenwashing” in connection with such matters.
We may publish climate-related and stewardship reports that draw on emerging disclosure frameworks in advance of any binding legal requirements. Statements we make regarding these matters may be communicated across multiple channels (including SEC filings, websites, investor presentations, marketing materials, and third-party platforms), and we may face increased risk that such statements are alleged to be inconsistent, incomplete, or misleading when viewed collectively or in hindsight. Our reporting may also be compared against third-party ratings, benchmarks or methodologies that are not uniform, may conflict with one another and may change over time. We cannot control how third parties evaluate or characterize our disclosures or practices, and adverse ratings or assessments could negatively affect our reputation or our ability to attract and retain clients and investors.

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
•    some of our competitors may be more successful than us in the development of new products to address investor demand for new or different investment strategies and/or regulatory changes or products targeted toward retail;
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
•    some of our competitors may have instituted, or may institute, low cost, high speed financial applications and services based on AI, and new competitors may enter the investment management space using new investment platforms based on AI;
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
Difficult or volatile market, economic and geopolitical conditions and catastrophic events can adversely affect our business and the investments made by our specialized funds, customized separate accounts and advisory accounts in many ways, each of which could materially reduce our revenue, earnings and cash flow.
Our business and the performance of investments made by our specialized funds, customized separate accounts and advisory accounts can be materially affected by difficult or volatile market, economic and geopolitical conditions and events in the United States or throughout the world that are outside our control, including interest rates, inflation, economic recession, the availability and cost of credit, changes in laws, tariffs and trade barriers, sanctions and export controls, currency exchange rates, public health crises, natural disasters and other catastrophic events, climate-related events, civil unrest, trade conflicts, war or threat of war, terrorism or political uncertainty. These factors may affect the level and volatility of securities and other asset prices and the liquidity and valuations and realizable value of investments, and we may not be able to or may choose not to manage our exposure to them in a way that fully mitigates their impact.
During 2025 and early 2026, trade tension and uncertainty persisted with the imposition of tariffs by the United States against trading partners around the world and retaliatory tariffs from other countries. In addition, interest rates remain elevated relative to recent historical levels and inflation remains above target levels. Geopolitical conflicts outside of our control, including wars with Iran and in the Middle East and between Russia and Ukraine, have caused significant volatility in the global financial markets. Disruptions to global energy markets and to key shipping routes, can further increase inflationary pressures and impair economic growth. Such global market volatility and global economic uncertainty add to the various risks and uncertainties in the business environment in which we operate and may have various negative impacts on our business and results of operations, including with respect to decreased valuations of investments by our specialized funds and customized separate accounts, decreased deployments and/or realizations, and adverse impacts on our fundraising activities. Further, if market volatility and uncertainty were to result in a global economic recession, our performance and the performance of our specialized funds and customized separate accounts could be adversely impacted in various ways, as discussed further below.
In addition, our fundraising efforts in non-U.S. jurisdictions may be adversely impacted by negative reactions abroad to the U.S. administration’s actions on trade and other policies. For example, there is a risk that other countries, including the EU, could impose tariffs on services from the United States or put other trade barriers in place that would make it less desirable for clients in impacted jurisdictions to do business with us by effectively increasing the price of our services in such areas. We could lose existing clients and/or be unable to attract new ones in impacted jurisdictions. Further, although we are a global company, we are headquartered in the United States. An increase in anti-American sentiment globally or a deterioration in perceptions of U.S.-based financial institutions could have a negative impact on our fundraising with clients and investors outside of the United States. A decline in the pace or size of our fundraising could in turn reduce our revenues. See “—A decline in the pace or size of fundraising or investments made by us on behalf of our specialized funds or customized separate accounts may adversely affect our revenues.”
We are also affected by natural disasters or catastrophes, such as public health crises, pandemics, epidemics, security events, and weather events, any of which could have an adverse impact on our ability to conduct our business. Such events outside of our control could: limit or even materially prohibit our ability to conduct any operations or investment activities in certain locations; restrict our ability to travel and meet with prospective and current clients in person; impede our ability to market our funds and attract new business

(which may result in lower or delayed revenue growth); restrict our ability to conduct onsite due diligence (which may impede our ability to identify investment risk); cause a slowdown in fundraising activity (which could result in delayed or decreased management fees); cause a slowdown in our deployment of capital (which could adversely affect our revenues and our ability to raise capital for new funds); limit the ability of general partners to exit existing investments (which could decrease incentive fee revenue and adversely impact our liquidity and cash flows); and adversely impact our liquidity and cash flows due to declines in revenues. Further, our specialized funds and customized separate accounts could be invested in industries materially impacted by such events outside our control, and such companies in those industries could suffer materially, become insolvent or cease operations altogether, which would decrease the value of our investments and/or cause significant volatility in valuations. These events outside of our control, and actions taken in response to them, may contribute to significant volatility in the financial markets, resulting in increased volatility in equity prices (including our common stock), valuation, material interest rate changes, supply chain disruptions, such as simultaneous supply and demand shock to global, regional and national economies, and an increase in inflationary pressures. These events and the disruptions that they cause, alone or in combination, also have the potential to strain or deplete our infrastructure and response capabilities generally, and to increase costs, each of which could materially and adversely affect us.
Market deterioration has caused, and may in the future cause, us, the specialized funds and customized separate accounts we manage and the funds in which they invest and their underlying portfolio companies to experience tightening of liquidity, reduced earnings and cash flow and impairment charges, as well as challenges in raising and deploying capital, obtaining investment financing and making investments on attractive terms. We have also been required by applicable accounting rules to write down the valuations of investments. These market conditions have also impacted our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. In times of economic volatility and/or downturn, there are fewer IPOs and sales of the portfolio companies in our funds. To the extent periods of volatility are coupled with a lack of realizations from clients’ existing private markets portfolios, such clients may be left with disproportionately outsized remaining commitments, which significantly limits their ability to make new commitments. In addition, during periods of adverse market, economic or geopolitical conditions our specialized funds may have difficulty accessing financial markets, which could make it more difficult or impossible for them to obtain funding for additional investments. More costly and restrictive financing may also adversely affect the investment returns of our specialized funds with direct investments in leveraged buyout transactions and therefore adversely affect the results of operations and financial condition of these funds. A general market downturn, or a specific market dislocation, may result in lower investment returns for our funds, which would adversely affect our revenues. Furthermore, such conditions could also increase the risk of default with respect to investments held by our funds that have significant debt investments. To the extent our specialized funds’ investments are concentrated in certain geographies or sectors experiencing periods of slowdown or challenging fundamentals, the impact on these funds may be exacerbated.
Our business could generate lower revenue in a general economic downturn or recession or a tightening of global credit markets. A general economic downturn, recession or tightening of global credit markets may cause us to write down the valuations of investments and result in reduced opportunities to find suitable investments and make it more difficult for us, or the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios and a decrease in incentive fee revenue. Any reduction in the market value of the assets we manage will not likely be reported until one or more quarters after the end of the applicable performance period due to an inherent lag in the valuation process of private markets investments. This can result in a mismatch between stated valuation and current market conditions and can lead to delayed revelations of changes in performance and, therefore, delayed effects on our clients’ portfolios. If our clients reduce their investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, our revenue or net income could decline as a result of lower fees being paid to us. Further, if, due to the lag in reporting, their decision to do so is made after the initial effects of a market downturn are felt by the rest of the economy, the adverse effect we experience as a result of that decision could likewise adversely affect our results of operations on a delayed basis. In addition, adverse market or economic conditions may cause investors in our evergreen funds to increase redemption requests, which may put pressure on the redemption limits of these funds and adversely impact our revenues, see “—The exercise of redemption or repurchase rights by investors in our evergreen funds may adversely affect our revenues.”
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
Our business activities are subject to extensive and evolving laws, rules and regulations with which we seek to comply, and we are subject to periodic, routine and for cause examinations by governmental agencies, including the SEC, and self-regulatory organizations in the jurisdictions in which we operate. Any changes or potential changes in the regulatory framework applicable to our business may impose additional expenses or capital requirements on us, limit our fundraising activities, have an adverse effect on our results of operations, financial condition, reputation or prospects, impair employee retention or recruitment and require substantial attention by senior management. Recently adopted and currently proposed new rules and amendments to existing rules—including the SEC’s amended Marketing Rule, Form PF amendments, beneficial ownership reporting changes, the SEC’s proposal to permit optional semiannual reporting by public companies, and proposals relating to cybersecurity, the use of AI and predictive data analytics, custody, outsourcing and advisor-led secondary transactions—could significantly impact us and our operations, including by increasing compliance burdens and associated regulatory costs and complexity. In addition, new or changed rules enhance the risk of regulatory action, which could adversely impact our reputation and our fundraising efforts, including as a result of public regulatory sanctions and increased regulatory enforcement activity in the financial services industry. It is impossible to determine the extent of the impact of any new laws, regulations, initiatives or regulatory guidance that may be proposed or may become law on our business or the markets in which we operate, but they could make it more difficult for us to operate our business.
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
We could also be adversely affected by changes in applicable tax laws, regulations, or administrative interpretations thereof. In 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OBBBA”), which makes significant changes to the U.S. Internal Revenue Code and other federal tax laws. Among other changes, the OBBBA made permanent many of the provisions enacted by the Tax Cuts and Jobs Act of 2017, including the tax rate brackets for individuals and capital expensing provisions. How the OBBBA will be implemented will depend on future administrative guidance and court rulings. The U.S. Congress may also pass additional tax reform legislation in the future. The timing and details of any such guidance, rulings and legislation and the impact on us are uncertain. It is unclear whether additional legislation will be enacted into law under the current administration or, if enacted, what form it would take, and it is also unclear whether there could be further regulatory or administrative action that could affect U.S. tax rules. See “—Risks Related to our Organizational Structure—In certain circumstances, HLA is required to make distributions to us and the direct and indirect owners of HLA, and the distributions that HLA will be required to make may be substantial.” Other changes that could be enacted in the future, including changes to tax laws enacted by state or local governments in jurisdictions in which we operate, could result in further changes to state and local taxation and materially adversely affect our financial position and results of operations.
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
We regularly rely on exemptions from various applicable laws. These exemptions are sometimes highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. If, for any reason, these exemptions were to be revoked or challenged or otherwise become unavailable to us, we could be subject to regulatory action or third-party claims, and our business could be materially and adversely affected. Our failure to comply with applicable laws, regulations or regulatory processes could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment advisor or the registration of our broker-dealer subsidiary. Even if an investigation does not result in sanctions, or results in a sanction imposed against us or our personnel that is small in monetary amount, the adverse publicity relating to the investigation or the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients.
In recent years, the SEC has increased its regulation of the asset management and private equity industries, focusing on private advisors’ fees, allocation of expenses to funds, marketing practices, allocation of fund investment opportunities, disclosures to fund investors, the allocation of broken-deal expenses, general conflicts of interest disclosures, valuation practices and other fiduciary obligations. The SEC has also increased its focus on investment advisors’ use of AI and predictive data analytics, custody of client assets and outsourcing to service providers. In addition, the SEC will be responsible for examining investment advisors’ compliance with a new FinCEN rule, currently scheduled to take effect on January 1, 2028, that will require certain investment advisors to adopt formal anti-money laundering programs and to file suspicious activity reports, and a related joint FinCEN-SEC customer identification program rule for investment advisors. The lack of readily ascertainable market prices for many of the investments made by our specialized funds or customized separate accounts or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. In addition, the SEC and other regulators have continued to bring enforcement actions, and to impose substantial monetary penalties, against investment advisors and broker-dealers for insufficient monitoring and preservation of “off-channel” business communications conducted on personal devices and unapproved messaging applications. We may be adversely affected as a result of new or revised legislation or regulations imposed by the SEC, other U.S. or foreign governmental regulatory authorities or self-regulatory organizations that supervise the financial markets by increasing our compliance costs, requiring changes to our policies and procedures or subjecting us to additional examination and enforcement risk. We also may be adversely affected by changes in the interpretation or enforcement of existing laws and rules by these governmental authorities and self-regulatory organizations.
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
In addition, HLA is registered as an investment advisor with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, restrictions on entering into transactions with clients, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an advisor and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment advisor, HLA has fiduciary duties to its clients. Similarly, our subsidiary, Hamilton Lane Securities LLC, is registered as a broker-dealer with the SEC and FINRA, and it is subject to their rules and regulations. We regularly are subject to requests for information, inquiries and routine informal or formal examinations by the SEC and other regulatory authorities with which we cooperate. Such examinations can result in fines, suspensions of personnel, changes in policies, procedures or disclosure or other sanctions, including censure, the issuance of cease-and-desist orders, the suspension or termination of our investment advisor or broker-dealer registrations or the commencement of a civil or criminal lawsuit against us or our personnel. SEC actions and initiatives can have an adverse effect on our financial results. Even if an investigation or proceeding did not result in a sanction, or the sanction imposed against us or our personnel by a regulator were small in monetary amount, the adverse publicity relating to the investigation, proceeding or imposition of these sanctions could harm our reputation and cause us to lose existing clients or fail to gain new clients. The requirements imposed by our regulators under the Investment Advisers Act are designed primarily to ensure the integrity of the financial markets and to protect our clients and are not designed to protect our stockholders.
In addition, a number of jurisdictions, including the United States, have restrictions on foreign direct investment pursuant to which their respective heads of state and/or regulatory bodies have the authority to block or impose conditions with respect to certain transactions, such as investments, acquisitions and divestitures, if such transaction threatens to impair national security. In the United States, the Committee on Foreign Investment in the United States has the authority to review and potentially block, unwind or impose conditions on certain foreign investments in U.S. companies or real estate, which may reduce the number of potential buyers and limit the ability of our funds to realize value from certain existing and future investments. Further, in August 2023, the prior United States presidential administration issued an executive order prohibiting certain investments by U.S. persons in advanced technology sectors in China and jurisdictions designated as “countries of concern.” In February 2025, the current United States presidential administration issued a memorandum describing enhanced restrictions on outbound investments into China, as well as on Chinese investments in the United States. These actions could negatively impact our ability to raise capital from and deploy capital in such jurisdictions, including if the administration seeks to expand such limitations. Even state regulatory agencies may impose restrictions on investments in certain types of assets, which could affect our ability to find attractive and diversified investments and to complete such investments in a timely manner. Other countries continue to establish and/or strengthen their own national security investment clearance regimes, which could have a corresponding effect of limiting our ability to make investments in such countries. Complying with these laws imposes potentially significant costs and complex additional burdens, and any failure by us, our specialized funds, customized separate accounts or the portfolio companies in which they invest to comply with them could expose us to significant penalties, sanctions, loss of future investment opportunities, additional regulatory scrutiny, and reputational harm.
Lastly, governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could adversely impact our investments, deployments, realizations, fundraising, and revenues. See “—Difficult or volatile market, economic and geopolitical conditions and catastrophic events can adversely affect our business and the investments made by our specialized funds, customized separate accounts and advisory accounts in many ways, each of which could materially reduce our revenue, earnings and cash flow.”
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
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In many of these countries and jurisdictions, which include the EU, the EEA, certain of the individual member states of each of the EU and EEA, Australia, Canada, Chile, China, Hong Kong, Israel, Japan, Mexico, Singapore, South Korea, Switzerland, the United Arab Emirates and the U.K., we and our operations, and in some cases our personnel, are subject to regulatory oversight and requirements. In general, these requirements relate to registration, licenses for our personnel, periodic inspections, marketing activities, the provision and filing of periodic reports, and obtaining certifications and other approvals. Failure to maintain compliance with applicable laws and regulations in any such jurisdictions could result in regulatory intervention (including censures, fines, limits on our activities or the suspension or revocation of regulatory authorizations), could adversely affect our business or ability to provide services to our clients and could harm our reputation.
Across the EU and U.K., we are subject to the AIFMD, which regulates, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Certain requirements of the AIFMD and the interpretation thereof remain uncertain and may be subject to change. In 2024, the EU adopted AIFMD II, which introduces changes relating to delegation arrangements and minimum substance requirements for EU AIFMs, liquidity risk management and liquidity-management tools, supervisory reporting, the provision of depositary and custody services and the regulation of loan-originating alternative investment funds, including leverage limits and additional conditions for open-ended loan-originating funds. EU member states were required to transpose AIFMD II into national law by April 16, 2026. In parallel, the U.K. has consulted on, and begun to implement, reforms to its domestic alternative investment fund manager regime. These developments may increase the compliance, operational and reporting burdens for certain of our funds and could affect our ability to market and manage our products efficiently in these jurisdictions. Individual member states of the EU, as well as Switzerland, have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. In some cases, these regimes restrict the ability of non-local firms to market funds or provide advisory services without obtaining local authorizations or complying with specific conduct and disclosure rules, and may change with limited notice. Any such changes, or any inability or perceived failure to comply with applicable local laws and regulations, could require us to alter or cease certain activities in affected jurisdictions, limit our ability to raise capital or provide services there, subject us to sanctions, fines or other penalties, or otherwise adversely affect our business or reputation.
In the EU, MiFID II requires, among other things, all MiFID II investment firms to comply with prescriptive disclosure, transparency, reporting and recordkeeping obligations and obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms which are subject to MiFID II, we have implemented policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility.
We are also subject to DORA in the EU, which took effect in 2025, and imposes requirements on financial entities, including AIFMs, relating to information and communications technology risk management, incident reporting, digital operational resilience testing and third-party risk management. In addition, certain regulatory requirements and proposals in the EU and U.K. intended to enhance protection for retail investors and impose additional obligations on the distribution of certain products to retail investors may impose additional costs on our operations and limit our ability to raise capital from retail investors in such jurisdictions.

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
We are subject to shifting and divergent demands with respect to sustainability, responsible investing and related matters from our investors, regulators and other stakeholders across the jurisdictions in which we operate.
We, our specialized funds and customized separate accounts and portfolio companies in which our specialized funds and customized separate accounts invest are subject to shifting and increasingly divergent demands with respect to responsible investing and sustainability-related matters, including with respect to the role of responsible investing principles in the investment process. These expectations are evolving and are not uniform, and in some cases can be in tension with one another, including between certain U.S. jurisdictions and European jurisdictions where regulators and many investors generally expect greater consideration and disclosure of sustainability-related factors. These shifting pressures could impact us in the following ways:
•Certain investors may condition capital commitments in ways that may constrain our capital deployment opportunities, including by limiting investment opportunities in certain sectors, or taking certain actions, or refraining therefrom. These investor‑driven preferences or constraints may limit the investable universe or the actions we are able to take within a mandate and, as a result, could affect the risk and return profile of the relevant portfolios.

•As investor and client perspectives evolve and further diverge, we may not be able to adequately anticipate or successfully meet the changing needs of our clients and investors. This could lead to adverse impacts on our fundraising capabilities, exclusion from or loss of certain investment mandates, reputational harm and regulatory scrutiny.

•Certain clients and investors have also begun to request or require data and/or use third-party benchmarks and sustainability ratings to allow them to monitor the impact of their investments. Clients may also require the achievement of certain science-based targets related to climate action in their investments. We may be unable to generate the necessary data or results on the timelines or in the formats requested, or at a reasonable cost, which could negatively affect our relationships with such clients and investors.

•Adopting specific sustainability-related investment restrictions may impair our ability to access capital from certain clients and investors. In the EU, the U.K. and certain other jurisdictions, regulatory frameworks and related guidance for products classified or marketed with sustainability characteristics or objectives increasingly include requirements to limit exposure to certain sectors or activities viewed as presenting heightened sustainability or climate‑related risks (for example, thermal coal, oil sands or other high‑emitting activities). Regulators and many investors in those jurisdictions have generally encouraged or required increased consideration of sustainability factors in the investment process and in disclosures, and may expect asset managers to limit exposure to, or engage actively with, issuers in such sectors. At the same time, government authorities of certain U.S. states have requested information from, and publicly scrutinized, asset managers with respect to whether such managers have adopted sustainability or responsible investing policies that would restrict investing in certain industries or sectors, such as fossil fuel‑based energy, and have indicated that such asset managers may lose opportunities to manage money belonging to these states and their pension funds to the extent the asset managers boycott or take similar actions with respect to certain industries.

•The needs of various investors, clients, and stakeholders may also conflict, and we may be subject to increasing operational complexity and costs to meet their divergent needs or otherwise be required to make strategic choices around our priorities. There is no guarantee we will be successful in our choices.

•Regulatory penalties and legal actions related to insufficient adaptation to or compliance with sustainability-related laws and regulations, and/or related to the clarity of our disclosures, may lead to reputational damage or financial penalties, which could adversely affect our profitability. Rapidly evolving regulations and laws increase these risks.

In addition, there is increasing scrutiny of workforce development and management programs in the United States and other jurisdictions, including through legislation, executive orders, regulatory initiatives and private litigation. Governmental authorities and private plaintiffs have signaled a willingness to challenge corporate workforce related initiatives under civil-rights and other statutes. Any such challenge involving us, our funds or portfolio companies, whether or not successful, could result in regulatory inquiries or enforcement, litigation, monetary penalties, adverse judgments or settlements, or harm to our reputation, each of which could adversely affect our business.

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
Climate change and sustainability-related regulations have resulted and are likely to continue to result in enhanced disclosure obligations, which could negatively affect us, our specialized funds and customized separate accounts and portfolio companies in which they invest and materially increase the regulatory burden and cost of compliance. Additionally, climate-related rules and disclosure regulations continue to evolve, leading to uncertainty over costs and creating increased complexity. We cannot guarantee that our current approach will meet future regulatory requirements, reporting frameworks or best practices. New global regulatory frameworks have detailed disclosure requirements that could impact us and/or certain of our funds and may conflict with certain of our other regulatory obligations. As a consequence, we may be unable to fully comply with some requirements of these new regimes, which could result in regulatory actions against us. Moreover, collecting, measuring and reporting the information and metrics required under the various existing regulations has imposed administrative burden and increased cost on us, and such burden and cost are likely to increase as new regulations are enacted, particularly if the requirements imposed on us by various regulations lack harmonization on a global basis.
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
Certain portfolio companies in which our specialized funds and customized separate accounts invest operate in sectors that could face risks as a result of a transition to a lower-carbon economy. For certain of these portfolio companies, business trends related to climate change may require capital expenditures, product or service redesigns, and changes to operations and supply chains to meet changing customer expectations. Changing preferences could reduce the economic viability or useful life of assets tied to carbon-intensive industries. Portfolio companies may be exposed to heightened physical climate risks, may experience rising insurance costs or reduced availability of insurance coverage. Failure to address these changed expectations could create business risks for portfolio companies, which could negatively impact the returns in our specialized funds and customized separate accounts. Further, significant chronic or acute physical effects of climate change, including extreme weather events such as hurricanes, floods or wildfires, can have an adverse impact on certain portfolio companies and investments, especially those that rely on physical factories, plants or stores located in the affected areas, or that focus on tourism or recreational travel.

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
Because many members of our senior management team hold their economic interest in HLA through holding companies and other vehicles rather than through ownership of shares of our Class A common stock, they may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior management team have different tax positions from Class A common stockholders and from us, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when we should terminate the tax receivable agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the members’ tax considerations even where no similar benefit would accrue to us.
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
The market price of our Class A common stock could decline as a result of the perception that sales of a large number of shares of Class A common stock in the market could occur and has declined as a result of such sales. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Shares of Class A common stock that were issued in connection with our IPO to the original members of HLA who became HLI stockholders are “restricted securities”, and their resale is subject to future registration or reliance on an exemption from registration.
The approximately 12.3 million shares of Class A common stock issuable upon exchange of the Class B units and Class C units that are held by Class B Holders and Class C Holders will be eligible for resale from time to time, subject to certain exchange timing and volume and Securities Act restrictions.
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
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if, absent an applicable exemption:
•    it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities (commonly referred to as the “orthodox investment company test”); or
•    it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis (commonly referred to as the “inadvertent investment company test” or “40% test”).
We believe that we are engaged primarily in the business of providing asset management services and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from our business is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we believe that Hamilton Lane Incorporated and HLA are not “orthodox” investment companies as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. In addition, with respect to the inadvertent investment company test, we do not believe that we or HLA have significant assets that are investment securities for purposes of that test. Accordingly, we believe that Hamilton Lane Incorporated and HLA are not investment companies by virtue of the inadvertent investment company test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe Hamilton Lane Incorporated is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.
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
Under the Investment Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Investment Advisers Act if, among other things, HLA undergoes a change of control. After a “sunset” becomes effective (as described in “Organizational Structure—Class A and Class B Common Stock—Voting Rights” and as described in further detail in our certificate of incorporation), the Class B common stock will have one vote per share instead of ten votes per share, and the stockholders agreement will expire, meaning that the Class B Holders party thereto will no longer control the appointment of directors or be able to direct the vote on all matters that are submitted to our stockholders for a vote. These events could be deemed a change of control of HLA, and thus an assignment. If such an assignment occurs, we cannot be certain that HLA will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance fees we earn from such funds and other clients.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We maintain a comprehensive cybersecurity program designed to protect our systems, operations and data from unauthorized access, theft and destruction. Our program is built around written policies and procedures, including our information security policy and incident response policy, which apply across Hamilton Lane and are reviewed and updated on a recurring basis.
As part of this program, we utilize a variety of preventive and detective measures, including:
•reviews of network access rights and controls;
•vulnerability management and penetration testing performed by independent third parties, with identified issues triaged, remediated and validated through our documented change process;
•patch management and configuration hardening of critical infrastructure and endpoints;
•annual security awareness training for all employees and contingent workers, supplemented by ongoing monthly phishing simulations, micro‑trainings and a security champions recognition program;
•centralized security information and event management tooling, which aggregates logs and telemetry to identify anomalies and trigger alerts; high-severity events are routed to our managed detection and response service provider, which provides around-the-clock monitoring and response capabilities;
•periodic security review meetings and risk assessments designed to identify vulnerabilities, track remediation, and inform risk treatment decisions; and
•a vendor risk management program that evaluates cybersecurity controls at third‑party service providers, including diligence questionnaires, review of independent assurance reports where available, and contractual provisions addressing security, audit and breach notification obligations.
We also conduct periodic tabletop exercises and scenario‑based drills, including cloud‑focused incident simulations, to test our ability to coordinate across technology, legal, compliance, risk and business teams and to translate policies into practical playbooks.

Incident Response and Management
Our incident response policy provides the framework for identifying, escalating and responding to security incidents. Among other things, it:
•defines what constitutes a “security breach” and a “cybersecurity incident”;
•sets breach response goals, including verification that an incident occurred, maintenance or restoration of business continuity, reduction of impact, root‑cause analysis, prevention of recurrence, and documentation in an incident repository; and
•establishes timelines and responsibilities for triage, mitigation, remediation and communication.
For significant events, our incident response policy designates an incident manager, a cross-functional security incident response team and a crisis response team to coordinate containment, investigation, remediation and communications across the technology, compliance, legal and finance teams and business leadership.
Our incident response policy includes procedures to:
•classify incidents by severity (low, medium, high, critical) and align escalation and response timelines accordingly;
•preserve forensic evidence and maintain appropriate chain of custody; and
•assess the materiality of cybersecurity incidents and determine whether disclosure on Form 8‑K is required under SEC rules.
These processes apply both to our own information systems and, where applicable, to third‑party systems that process or store our data.
Integration With Enterprise Risk Management and Strategy
Cybersecurity risk management is integrated into our broader enterprise risk management framework. Our ERM committee meets at least quarterly and considers cybersecurity as part of its regular agenda. The Head of End User Technology and Information Security provides formal cybersecurity updates to the ERM committee at least twice annually, with additional updates as needed in response to specific issues or incidents.
Cybersecurity risk is also incorporated into our client and product strategy. For example, we routinely provide institutional clients with responses to cybersecurity questionnaires, participate in diligence discussions on our security controls (including penetration testing results, monitoring capabilities and recovery objectives), and adjust our control environment and documentation in response to evolving client and regulatory expectation.
To date, we do not believe that any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. As discussed more fully under “Risk Factors” in Part I, Item 1A of this Form 10-K, the sophistication of cyber threats continues to increase, and the preventative actions we take to reduce the risk of cyber incidents and protect our systems and information may be insufficient. No matter how well designed or implemented our cybersecurity controls are, we will not be able to anticipate all security breaches, and we may not be able to implement effective preventive measures against cybersecurity breaches in a timely manner. See “Risk Factors— Failure to maintain the security of our information technology networks, or those of our third-party service providers, or data security breaches could result in loss of data, interruptions in our business, harm to our reputation and have a material adverse effect on our results of operations, financial condition and cash flow” in Part I, Item 1A of this Form 10‑K.

Cybersecurity Governance
Board Oversight
Our board of directors has delegated primary oversight of our cybersecurity risks to the audit committee. The audit committee:
•reviews our information technology and data protection strategies;
•oversees and assesses risk with respect to cyberattacks and data privacy matters; and
•receives regular updates from management on our cybersecurity program, key risks, significant incidents (if any) and related remediation activities, at least twice annually in connection with its broader risk and cybersecurity agenda.
Following these sessions, the audit committee reports to the full board on material cybersecurity matters and, where appropriate, provides recommendations regarding our cybersecurity strategy, risk posture and incident response readiness.
Management’s Role and Expertise
Management is responsible for day‑to‑day cybersecurity risk management, including implementation and operation of our cybersecurity program. Key roles include:
•our chief compliance and risk officer, who has ultimate accountability for cybersecurity strategy and is responsible for regulatory compliance and breach reporting to applicable authorities, including leading materiality assessments and regulatory notice decisions for cybersecurity incidents. Before joining Hamilton Lane in 2021, he held senior compliance roles at Sixth Street Partners, GCM Grosvenor and Apollo Global Management, with responsibility for implementing and overseeing global compliance programs, conducting strategic risk analysis, enhancing controls in response to regulatory and business developments, supervising regulatory filings and examinations, and managing compliance across multiple jurisdictions. This officer also has experience overseeing compliance matters relating to cybersecurity, confidentiality, recordkeeping, and vendor risk management, and previously practiced securities law at an international law firm.
•our head of end user technology and information security, who leads our security engineering, security operations and end‑user technology functions and serves as a primary incident commander and technical lead under our incident response policy. He has over 15 years of experience in information technology and cybersecurity, including leadership of our end-user technology and information security functions and prior technical roles at Amazon and General Electric.
•other senior leaders, including our chief operating officer, general counsel and chief financial Officer, participate in the cybersecurity incident disclosure response team and crisis response team as appropriate based on the nature and severity of a given issue.
Management is informed about the prevention, detection, mitigation and remediation of cybersecurity incidents through:
•periodic risk assessments and security review meetings that escalate significant findings and remediation plans;
•results of independent audits, penetration tests and System and Organization Controls examinations; and
•output from tabletop exercises and incident post‑mortems, including action items and ownership for improvements.
Information about cybersecurity risks and incidents is communicated to the board and its committees through:
•twice annual and ad hoc presentations by our chief compliance and risk officer or senior technology and security leaders to the audit committee covering threat trends, control enhancements, incident activity and key initiatives;

•periodic reporting to the ERM committee and other management committees, which in turn inform the board on enterprise‑wide risk; and
•escalation provisions in our incident response policy that require timely notification of senior management and, where appropriate, the board of directors for high and critical incidents or potentially material events.
Through this governance structure, we seek to ensure that cybersecurity considerations are embedded in our overall risk management and strategic decision‑making processes and that the board and management receive timely, decision‑useful information about material cybersecurity risks and incidents, consistent with Regulation S‑K Item 106 and related SEC guidance.
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
Item 3. Legal Proceedings
In the ordinary course of business, we may be subject to various legal, regulatory and/or administrative proceedings from time to time. Although there can be no assurance of the outcome of such proceedings, our management does not believe it is probable that any pending or, to our knowledge, threatened legal proceeding or claim would individually or in the aggregate materially affect our consolidated financial statements. See “Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 16. Commitments and Contingencies — Litigation” in Part II, Item 8 of this Form 10-K.
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
Holders of Record
As of May 19, 2026, there were five stockholders of record of our Class A common stock. The number of record holders does not include persons who held shares of our Class A common stock in nominee or “street name” accounts through brokers. As of May 19, 2026, there were 26 stockholders of record of our Class B common stock.
Dividend Policy
We declared a quarterly dividend of $0.54 per share of Class A common stock to record holders in each quarter of fiscal 2026. On May 21, 2026, we declared a quarterly dividend of $0.60 per share of Class A common stock to record holders at the close of business on June 18, 2026. The payment date will be July 7, 2026. We do not pay dividends on our Class B common stock.
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

Stock Performance Graph
The following graph and table depict the total return to stockholders from the closing price on March 31, 2021 through March 31, 2026, relative to the performance of the S&P 500 Index and the Dow Jones U.S. Asset Managers Index. The graph and table assume $100 invested on March 31, 2021, and dividends reinvested in the security or index.
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

Total Return Performance

350
300
250
200
150
100
50
0
Index Value
03/31/21
03/31/22
03/31/23
03/31/24
03/31/25
03/31/26
Hamilton Lane Incorporated
S&P 500 Index
Dow Jones US Asset Managers Index

	3/31/21	3/31/22	3/31/23	3/31/24	3/31/25	3/31/26
Hamilton Lane Incorporated	$100.00	$88.69	$86.93	$135.02	$178.55	$117.02
S&P 500	100.00	115.63	106.67	138.53	149.08	172.23
Dow Jones US Asset Managers Index	100.00	106.70	93.61	120.24	132.05	127.88

Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
January 1-31, 2026	—	$—	—	$50,000,000
February 1-28, 2026	92,950	$107.56	92,950	$40,000,000
March 1-31, 2026(1)	144,958	$94.90	106,050	$30,000,000
Total	237,908		199,000	$30,000,000
(1) Total shares purchased in March 2026 includes 38,908 shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under the Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan (the “2017 Equity Plan”).
(2) On November 6, 2018, we announced that our board of directors authorized a program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million (the “Stock Repurchase Program”). Our board of directors re-approved the Stock Repurchase Program in December 2024. The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors, and expires 12 months after the date of the first acquisition under the authorization, which occurred on February 20, 2026. During the three months ended March 31, 2026, we repurchased 199,000 shares of our Class A common stock under the Stock Repurchase Program at a weighted-average price of $100.43 per share, for an aggregate purchase price of approximately $20.0 million under the Stock Repurchase Program. On May 21, 2026, we announced that our board of directors had approved an increase in the authorization under the Stock Repurchase Program to permit us to purchase up to $100 million of our Class A common stock, net of amounts already repurchased under the pre-existing authorization, with no share count or duration limitations. As of May 21, 2026, the total repurchase capacity available under the Stock Repurchase Program authorization was approximately $80.0 million.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with the accompanying consolidated financial statements and related notes. See “Index to Consolidated Financial Statements of Hamilton Lane Incorporated.”
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this Form 10-K, particularly in “Risk Factors”, the “Summary of Risk Factors” and the “Cautionary Note Regarding Forward-Looking Information.” Unless otherwise indicated, references in this Annual Report on Form 10-K to fiscal 2026, fiscal 2025 and fiscal 2024 are to our fiscal years ended March 31, 2026, 2025 and 2024, respectively.
This section of this Form 10-K generally discusses fiscal 2026 and fiscal 2025 items and year-over-year comparisons between fiscal 2026 and fiscal 2025. A detailed discussion of fiscal 2024 items and year-over-year comparisons between fiscal 2025 and fiscal 2024 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in Part II, Item 7. of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, as filed with the SEC on May 30, 2025.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, direct equity, real estate, infrastructure, other real assets, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $91.7 billion of our AUM as of March 31, 2026.
•Specialized Funds: We invest and manage commingled specialized primary, secondary, private credit, direct equity and multi-strategy investment funds across the private markets, including those that focus on specific markets or strategies such as venture capital, infrastructure, real estate and impact. Our specialized funds include both drawdown funds and evergreen funds. For more information regarding how our specialized funds are structured and other key terms, see “Business—Fees and Other Key Contractual Terms—Specialized Funds” in Part I, Item 1 of this Form 10-K. Specialized funds comprised $50.1 billion of our AUM as of March 31, 2026.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments, and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $905.3 billion of AUA as of March 31, 2026.

•Distribution Management: We offer distribution management services to our clients through active portfolio management to enhance the realized value of publicly traded stock they receive as distributions in-kind from private equity funds.
•Reporting, Monitoring, Data and Analytics: We provide our clients with comprehensive reporting and investment monitoring services, usually bundled into our broader investment solutions offerings, but also on a stand-alone, fee-for-service basis. We also provide comprehensive research and analytical services as part of our investment solutions, leveraging our large, global, proprietary and high-quality database to support transparency, decision making and portfolio construction. Our data, as well as our benchmarking and forecasting models, are accessible through our proprietary technology solution, Cobalt LP, on a stand-alone, subscription basis.
Our client and investor base is broadly diversified by type, size and geography. Our client base ranges from those seeking to make an initial investment in private markets to some of the world’s largest and most sophisticated private markets investors. As we offer a highly customized, flexible service, we are equipped to provide investment services to institutional clients of all sizes and with different needs, internal resources and investment objectives. Our clients include prominent institutional investors in the United States, Canada, Europe, the Middle East, Asia, Australia and Latin America. We provide private markets solutions and services to some of the largest global pension, sovereign wealth and U.S. state pension funds, and believe we are a leading provider of private markets solutions for U.S. labor union pension plans. We also serve a growing number of smaller public and corporate pension plans, sovereign wealth funds, financial institutions and insurance companies, endowments and foundations, as well as family offices and high-net-worth individuals.
Our intermediary clients, which include registered investment advisors, enable us to provide our investment products to a growing set of high-net-worth individuals and family offices. Historically, this segment of investors has had limited options for gaining exposure to the private markets. Hamilton Lane's private wealth platform offers these investors access to private capital and its wealth creation potential. Our differentiators include a global platform, a range of risk/return offerings via both drawdown funds and semi-liquid evergreen funds and across multiple investment strategies.
Trends Affecting Our Business
Our results of operations are affected by a variety of factors, including conditions in the global financial markets and the economic and political environments, particularly in the United States, Western Europe and Asia. Interest rates remain elevated relative to recent historical levels, inflationary pressures have persisted and public equity volatility continues, contributing to a wider range of equity returns. Against this backdrop, we continue to see investor demand for alternative investments as investors seek attractive yield, return and diversification opportunities, and some investors have increased their allocation to private markets relative to other asset classes. In addition, the opportunities in private markets continue to expand as firms have created new vehicles and products in which to access private markets across different geographies and opportunity sets.
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

•Unpredictable, volatile and uncertain macroeconomic conditions. Global economic conditions, including political environments, financial market performance, tariff policies, interest rates, credit spreads or other conditions beyond our control, all of which affect the performance of the assets underlying private market investments, are unpredictable and could negatively affect the performance of our clients’ portfolios or the ability to raise funds in the future. The United States and countries around the world continue to experience elevated levels of market volatility and uncertainty driven in part by geopolitical conflicts and global trade concerns. This volatility and uncertainty adds to the risks and uncertainties in the business environment in which we operate and may have various negative impacts on our business and results of operations, including with respect to decreased valuations of investments by our specialized funds and customized separate accounts, deployments, realizations, and fundraising activities.
•Increasing regulatory requirements. The complex regulatory and tax environment could restrict our operations and subject us to increased compliance costs and administrative burdens, as well as restrictions on our business activities.
•Expansion of private markets solutions and product innovation. We believe opportunities in private markets will continue to broaden as investors seek access across a wider range of asset classes, structures and themes. Our ability to benefit from this trend will depend on our ability to develop, scale and distribute compelling products and solutions that meet evolving client objectives and remain competitive with existing and new market participants.

•Our ability to execute strategic partnerships successfully. We may seek to broaden our capabilities, expand our geographic reach, enhance our distribution channels or deepen our expertise in certain strategies through strategic partnerships, minority investments and acquisitions. The success of these efforts depends on our ability to identify attractive opportunities and realize the expected strategic and financial benefits of such transactions.

•Artificial intelligence and technological change. AI and related technologies are evolving rapidly and are increasingly being applied across investment processes, data analysis, client service and workplace productivity. Our ability to remain competitive will depend in part on our ability to keep pace with the evolution and practical application of these technologies, invest appropriately in our systems and workflows, and adapt our operating model as the use of AI across the workplace continues to expand.
Recent Transactions
Stock Repurchases
In November 2018, we authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). Our board of directors periodically reviews the Stock Repurchase Program, and on May 21, 2026, we announced that our board of directors had approved an increase in the authorization under the Stock Repurchase Program to permit us to purchase up to $100 million of our Class A common stock, net of amounts already repurchased under the pre-existing authorization, with no share count or duration under the limitations. During the three months ended March 31, 2026, we repurchased 199,000 shares of our Class A common stock under the Stock Repurchase Program at a weighted-average price of $100.43 per share, for an aggregate purchase price of approximately $20 million under the Stock Repurchase Program. As of May 21, 2026, the total repurchase available under the Stock Repurchase Program authorization was approximately $80.0 million.

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
Management and advisory fees comprise specialized fund and customized separate account management fees, advisory fees and reporting, monitoring data and analytic fees and distribution management fees.
Revenues from customized separate accounts are generally based on a contractual rate applied to committed capital, net invested capital and/or net asset value (“NAV”). These fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients. In certain cases, we also provide advisory and/or reporting services, and, therefore, we also receive fees for services such as monitoring and reporting on a client’s existing private markets investments. In addition, we may provide for investments in our specialized funds as part of our customized separate accounts. In these cases, we generally reduce the asset-based and/or incentive fees on customized separate accounts to the extent that assets in the accounts are invested in our specialized funds so that our clients do not pay duplicate fees.
Revenues from specialized funds are based on a percentage of limited partners’ capital commitments to, net invested capital or NAV in, our specialized funds. The management fee during the investment period is often charged on capital commitments and after the investment period (or a defined anniversary of the fund’s initial closing) is typically reduced by a percentage of the management fee for the preceding year or charged on net invested capital or NAV. In the case of certain funds, we charge management fees on capital commitments, with the management fee increasing during the early years of the fund’s term and declining in the later years. Management fees for certain funds are discounted based on the amount of the limited partners’ commitments, whether the limited partners commit early in the offering period or if the limited partners are investors in our other funds. Revenues from specialized funds that charge management fees during their fundraising periods include retroactive fees. Retroactive fees are management fees earned from investors that commit to a specialized fund after the first close of the fund and are required to pay a catch-up management fee as if they had committed to the fund at the first closing.
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
General, administrative and other includes travel, accounting, legal and other professional fees, commissions, placement fees, office expenses, depreciation, fund reimbursement expense and other costs associated with our operations. Our occupancy-related costs and professional services expenses, in particular, generally increase or decrease in relative proportion to the number of our employees and the overall size and scale of our business operations. Commissions and placement fees generally fluctuate based on the level and timing of fundraising activity, capital raised for our products and the extent to which we engage third-party placement agents and other distribution channels. Fund reimbursement expenses generally fluctuate in connection with the timing of new fund formations.

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
Non-operating gain (loss), net consists primarily of gains and losses on certain investments, changes in liability under the tax receivable agreement and other non-recurring or non-cash items.
Other income (expense) of Consolidated Funds and Partnerships consists of earnings from consolidated funds and consolidated general partners entities, that are not wholly-owned by us, have commitments as well as interest income, unrealized gains on investments and interest expense on consolidated funds.
Income Tax Expense
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by HLA. HLA is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by HLA flows through to its members and is generally not subject to U.S. federal or state income tax at the partnership level. Accordingly, the tax liability with respect to income attributable to non-controlling interests (“NCI”) in HLA is generally borne by the holders of such NCI. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions and are subject to non-U.S. income taxes.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA contains several provisions revising the U.S. federal corporate income tax by, among other things, extending many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring favorable tax treatment for certain business provisions.
As of March 31, 2026, the OBBBA did not have a material impact on our income tax expense.

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
Fee-Earning AUM
Fee-earning AUM is a metric we use to measure the assets from which we earn management fees. Our fee-earning AUM comprise assets in our customized separate accounts and specialized funds from which we derive management fees that are generally derived from applying a certain percentage to the appropriate fee base. We classify customized separate account revenue as management fees if the client is charged an asset-based fee, which includes the majority of our discretionary AUM accounts but also includes certain non-discretionary AUA accounts. Our fee-earning AUM is equal to the amount of capital commitments, net invested capital and NAV of our customized separate accounts and specialized funds depending on the fee terms. A substantial portion of our customized separate accounts and specialized funds earn management fees based on capital commitments or net invested capital, which are generally not affected by short‑term market appreciation or depreciation. However, certain of our products, earn management fees based on NAV, and accordingly, management fees and fee‑earning AUM for those products may be affected by changes in market valuations. As a result, the extent to which our revenues and fee‑earning AUM are affected by changes in market value varies based on the mix of fee structures across our products.
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

Annual Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for fiscal 2026 and 2025. This information is derived from our accompanying consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

	Years Ended March 31,
(in thousands)	2026	2025
Revenues
Management and advisory fees	$584,216	$513,864
Incentive fees	170,575	198,296
Consolidated Funds and Partnerships:
Incentive fees	4,202	803
Total revenues	758,993	712,963
Expenses
Compensation and benefits	299,575	274,497
General, administrative and other	132,078	120,929
Consolidated Funds and Partnerships:
General, administrative and other	2,397	985
Total expenses	434,050	396,411
Other income (expense)
Equity in income of investees	51,923	29,016
Interest expense	(14,952)	(13,332)
Interest income	11,083	7,874
Non-operating gain (loss), net	2,466	8,434
Consolidated Funds and Partnerships:
Equity in income of investees	1,509	1,613
Net gain on investments	83,750	11,915
Interest expense	—	—
Interest income	2,201	205
Total other income (expense)	137,980	45,725
Income before income taxes	462,923	362,277
Income tax expense	75,203	48,509
Net income	387,720	313,768
Less: Income attributable to non-controlling interests in Consolidated Funds and Partnerships	44,166	3,508
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	94,374	92,843
Net income attributable to Hamilton Lane Incorporated	$249,180	$217,417

Revenues
The following table shows our total revenues (excluding consolidated funds and general partner entities that are not wholly-owned (“Consolidated Funds and Partnerships”)):

	Year Ended March 31,
(in thousands)	2026	2025	Total Change
Revenues
Management and advisory fees
Specialized funds	$374,405	$315,214	$59,191
Customized separate accounts	141,535	134,400	7,135
Advisory	20,473	22,806	(2,333)
Reporting, monitoring, data and analytics	35,766	29,244	6,522
Distribution management	2,170	2,619	(449)
Fund reimbursement revenue	9,867	9,581	286
Total management and advisory fees	584,216	513,864	70,352
Incentive fees
Specialized funds	146,293	182,092	(35,799)
Customized separate accounts	24,282	16,204	8,078
Total incentive fees	170,575	198,296	(27,721)
Total revenues	$754,791	$712,160	$42,631
Total revenues increased $42.6 million for fiscal 2026 compared to fiscal 2025, due to an increase in management and advisory fees, partially offset by a decrease in incentive fees.
Management and advisory fees increased $70.4 million for fiscal 2026 compared to fiscal 2025. Specialized funds revenue increased by $59.2 million compared to the prior year, due primarily to increases of $72.1 million in revenue from our evergreen funds and $11.9 million in revenue from our latest direct equity fund which added $7.1 billion and $0.9 billion, respectively, in fee-earning AUM year-over-year. Revenue from our specialized funds was partially offset by $20.7 million of retroactive fees from our latest secondary fund recognized during fiscal 2025 compared to $3.3 million from our latest direct equity fund during fiscal 2026. Customized separate accounts revenue increased $7.1 million compared to the prior year due primarily to a $1.6 billion increase in fee-earning AUM from the addition of new accounts, additional allocations from existing accounts and continued investment activity during the fiscal year. Reporting, monitoring, data and analytics revenue increased $6.5 million compared to the prior year due primarily to increased Cobalt LP subscriptions during fiscal 2026. Advisory revenue decreased $2.3 million in fiscal 2026 compared to the prior year due primarily to advisory agreements reaching the end of their term.
Incentive fees decreased $27.7 million for fiscal 2026 compared to fiscal 2025 due primarily to decreases in the tax-related portion of carried interest distributions and proceeds realized on the sale of underlying investments in one of our specialized funds in the prior year, partially offset by an increase in evergreen-related performance fees.

Expenses
The following table shows our total expenses (excluding Consolidated Funds and Partnerships):

	Year Ended March 31,		Total Change
(in thousands)	2026	2025
Expenses
Compensation and benefits
Base compensation and benefits	$228,630	$208,222	$20,408
Incentive fee compensation	20,078	34,868	(14,790)
Equity-based compensation	50,867	31,407	19,460
Total compensation and benefits	299,575	274,497	25,078
General, administrative and other	132,078	120,929	11,149
Total expenses	$431,653	$395,426	$36,227
Total expenses increased $36.2 million for fiscal 2026 compared to fiscal 2025, due to increases in both compensation and benefits expenses and general, administrative and other expenses.
Compensation and benefits expenses increased $25.1 million for fiscal 2026 compared to fiscal 2025. Base compensation and benefits increased $20.4 million for fiscal 2026 compared to fiscal 2025, due primarily to an increase in salary expense from additional headcount and an increase in our bonus plan accrual related to stronger operating performance compared to the prior fiscal year. Equity-based compensation increased $19.5 million in fiscal 2026 compared to fiscal 2025, driven primarily by the performance awards granted during fiscal 2025. Incentive fee compensation decreased $14.8 million for fiscal 2026 compared to fiscal 2025 due to a decrease in incentive fee revenue in fiscal 2026.
General, administrative and other expenses increased $11.1 million for fiscal 2026 compared to fiscal 2025. This change consisted primarily of an increase of $5.6 million in consulting and professional fees, an increase of $3.8 million in third-party commissions attributed to the increase in gross subscriptions to our evergreen funds and increases in fundraising activity on our drawdown funds.

Other Income (Expense)
The following table shows our total other income (expense) (excluding Consolidated Funds and Partnerships):

	Year Ended March 31,		Total Change
(in thousands)	2026	2025
Other income (expense)
Equity in income of investees
Primary funds	$3,622	$82	$3,540
Direct investment funds	8,085	7,498	587
Secondary funds	6,486	3,174	3,312
Customized separate accounts	13,405	7,219	6,186
Evergreen funds	20,711	12,234	8,477
Other equity method investments	(386)	(1,191)	805
Total equity in income of investees	51,923	29,016	22,907
Interest expense	(14,952)	(13,332)	(1,620)
Interest income	11,083	7,874	3,209
Non-operating gain (loss), net	2,466	8,434	(5,968)
Total other income (expense)	$50,520	$31,992	$18,528
Other income (expense) increased $18.5 million for fiscal 2026 compared to fiscal 2025, due primarily to an increase in equity in income of investees, partially offset by a decrease in non-operating gain (loss).
Equity in income of investees increased $22.9 million for fiscal 2026 compared to fiscal 2025 due primarily to larger increases in investment valuations due to market conditions in fiscal 2026.
Non-operating gain (loss), net decreased $6.0 million for fiscal 2026 compared to fiscal 2025, due primarily to the recognition of $10.8 million of gains on our technology investments in fiscal 2025 that did not recur in fiscal 2026, partially offset by a decrease in our liability under the tax receivable agreement in fiscal 2026.

Consolidated Funds and Partnerships
The following table shows the results of operations of Consolidated Funds and Partnerships:

	Year Ended March 31,		Total Change
(in thousands)	2026	2025
Revenue
Incentive fees	$4,202	$803	$3,399

Expenses
General, administrative and other	$2,397	$985	$1,412

Other income (expense)
Equity in income of investees	$1,509	$1,613	$(104)
Net gain on investments	83,750	11,915	71,835
Interest income	2,201	205	1,996
Total other income (expense)	$87,460	$13,733	$73,727
Incentive fees increased $3.4 million for fiscal 2026 compared to fiscal 2025, due to increased carried interest from our specialized funds.
Other income (expense) of Consolidated Funds and Partnerships increased $73.7 million for fiscal 2026 compared to fiscal 2025, due primarily to a $71.8 million increase in net gain on investments held by Consolidated Funds. The increase in net gain on investments was driven by the significant increase of investment activity within our Consolidated Fund vehicles during fiscal 2026 as these funds attracted additional investor subscriptions and accelerated capital deployment into private markets investments.
Income Tax Expense
Our effective income tax rate in fiscal 2026 and 2025 was 16.3% and 13.4%, respectively. The fiscal 2026 effective income tax rate was different from the statutory tax rate primarily due to the portion of income allocated to NCI and change in valuation allowance recorded against deferred tax assets . The effective income tax rate for fiscal 2026 was higher than fiscal 2025 primarily due to changes in the valuation allowance recorded against deferred tax assets in fiscal 2025.

Non-Controlling Interests
The following table shows income attributable to NCI:

	Year Ended March 31,		Total Change
(in thousands)	2026	2025
Income attributable to non-controlling interests in Consolidated Funds and Partnerships	$44,166	$3,508	$40,658
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	94,374	92,843	1,531
Net income attributable to non-controlling interest	$138,540	$96,351	$42,189
Net income attributable to NCI increased by $42.2 million in fiscal 2026 compared to fiscal 2025, due primarily to increases in overall net income.
Net income attributable to NCI in Consolidated Funds and Partnerships increased by $40.7 million due primarily to net gains on investments held by Consolidated Funds that increased investment activity during fiscal 2026 and increased NCI holder subscriptions.
Net income attributable to NCI in HLA increased by $1.5 million due primarily to an overall increase in net income.

Fee-Earning AUM
The following table provides the year to year roll-forward of our fee-earning AUM:

	Year Ended March 31,			Year Ended March 31,
	2026			2025
(in millions)	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$39,343	$32,704	$72,047	$37,574	$28,175	$65,749
Contributions (1)	6,213	8,771	14,984	6,652	7,124	13,776
Distributions (2)	(4,986)	(2,621)	(7,607)	(4,903)	(3,268)	(8,171)
Foreign exchange, market value and other (3)	373	1,715	2,088	20	673	693
Balance, end of period	$40,943	$40,569	$81,512	$39,343	$32,704	$72,047
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
Year ended March 31, 2026 compared to year ended March 31, 2025
Fee-earning AUM increased $9.5 billion for fiscal 2026 compared to fiscal 2025 due to contributions from customized separate accounts and specialized funds.
Customized separate accounts fee-earning AUM increased $1.6 billion for fiscal 2026 compared to fiscal 2025. Customized separate accounts contributions were $6.2 billion for fiscal 2026 due primarily to new allocations from existing clients. Distributions were $5.0 billion for fiscal 2026 due primarily to $2.0 billion from returns of capital in accounts earning fees on a net invested capital or NAV fee base, $1.6 billion from accounts reaching the end of their fund term and $1.4 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $7.9 billion for fiscal 2026 compared to fiscal 2025. Specialized fund contributions were $8.8 billion for fiscal 2026, due primarily to $6.6 billion from our evergreen funds. Distributions were $2.6 billion for fiscal 2026, due primarily to $2.0 billion from returns of capital and redemptions in funds earning fees on a net invested capital or NAV fee base and $0.5 billion from accounts reaching the end of their fund term.

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
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight earnings from revenues that are measured and received on a recurring basis. FRE represents net income excluding (a) incentive fees, net of fee related performance revenues, and related compensation, (b) equity-based compensation, (c) interest income and expense, (d) income tax expense, (e) equity in income of investees, (f) non-operating gain (loss), net and (g) certain other significant items that we believe are not indicative of our core performance. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.
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
Beginning in the fourth quarter of fiscal 2025, we modified our definition of FRE to exclude equity-based compensation and include FRPR. Equity-based compensation is non-cash compensation provided to retain employees and align employee and stockholder interest. It is not directly correlated with our operating results. FRPR is expected to be received on a recurring basis depending upon performance of certain funds that pay incentive fees on a high-water mark basis. We believe that reporting non-GAAP results inclusive of these changes provides a supplemental view of our ongoing performance that is useful and relevant to our investors. As a result of the change, prior period amounts have been recast to reflect the updated presentation.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for fiscal 2026, 2025, and 2024:

	Year Ended March 31,
	2026	2025	2024
(in thousands)
Net income attributable to Hamilton Lane Incorporated	$249,180	$217,417	$140,858
Income attributable to non-controlling interests in Consolidated Funds and Partnerships	44,166	3,508	5,514
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	94,374	92,843	80,835
Incentive fees	(174,777)	(199,099)	(101,906)
Incentive fee related compensation (1)	38,148	66,254	47,277
Fee related performance revenues	102,502	59,587	2,378
Equity-based compensation	50,867	31,407	12,133
Consolidated Fund related general, administrative and other expenses	2,357	980	566
Management fees related to Consolidated Funds	470	—	394
Non-operating income related compensation	—	784	59
Income tax expense	75,203	48,509	54,454
Other income (expense)	(137,980)	(45,725)	(35,843)
Fee Related Earnings	$344,510	$276,465	$206,719
Depreciation and amortization	9,878	9,285	8,186
Incentive fees	174,777	199,099	101,906
Incentive fees attributable to non-controlling interests	(179)	(29)	—
Incentive fee related compensation (1)	(38,148)	(66,254)	(47,277)
Fee related performance revenues	(102,502)	(59,587)	(2,378)
Non-operating income related compensation	—	(784)	(59)
Fee related performance revenues related to Consolidated Funds	8,217	—	—
Interest income	11,083	7,874	5,427
Adjusted EBITDA	$407,636	$366,069	$272,524
(1)Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share (“EPS”) measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP EPS is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the years ended March 31, 2026 and 2024 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP EPS are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated and adjusted shares outstanding to weighted-average shares of Class A common stock outstanding for fiscal 2026, 2025, and 2024:

	Year Ended March 31,
	2026	2025	2024

(in thousands, except share and per-share amounts)
Net income attributable to Hamilton Lane Incorporated	$249,180	$217,417	$140,858
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	94,374	92,843	80,835
Income tax expense	75,203	48,509	54,454
Adjusted pre-tax net income	418,757	358,769	276,147
Adjusted income taxes (1)	(97,570)	(85,028)	(64,618)
Adjusted net income	$321,187	$273,741	$211,529

Weighted-average shares of Class A common stock outstanding - diluted	54,469,393	40,307,818	53,902,467
Exchange of Class B and Class C units in HLA (2)	—	14,016,324	—
Adjusted shares outstanding (2)	54,469,393	54,324,142	53,902,467

Non-GAAP EPS	$5.90	$5.04	$3.92
(1)    For the years ended March 31, 2026, 2025, and 2024, represents corporate income taxes at our estimated statutory tax rate of 23.3%, 23.7%, and 23.4% respectively, applied to adjusted pre-tax income. The estimated statutory tax rates are based on federal statutory tax rate of 21.0% and a combined state income tax rate of 2.3%, 2.7%, and 2.4%, respectively.
(2)    Assumes the full exchange of Class B and Class C units in HLA for Class A common stock of HLI pursuant to the exchange agreement. For the years ended March 31, 2026 and 2024, the full exchange of Class B and Class C units is already included within the GAAP weighted-average shares of Class A common stock outstanding - diluted.

Investment Performance
The following tables present information relating to the historical performance of our significant specialized funds. The data are presented from the date indicated through December 31, 2025 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
Specialized Fund Performance
We invest and manage commingled specialized primary, secondary, private credit, direct equity and multi-strategy investment funds across the private markets, including those that focus on specific markets or strategies such as venture capital, infrastructure, real estate and impact. Below is performance information across our various specialized funds. Our specialized funds include both drawdown and evergreen funds. Substantially all of these funds are globally focused, and they are grouped by the investment strategy utilized.

Drawdown Fund Performance
Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,330 bps	N/A	1,172 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(190 bps)	869 bps	215 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.0%	(85 bps)	(379 bps)	301 bps	13 bps
Secondary Fund IV	2016	1,916	2,117	1.6	1.5	13.9%	14.2%	(95 bps)	(109 bps)	214 bps	212 bps
Secondary Fund V	2019	3,929	3,956	1.5	1.5	14.7%	12.6%	102 bps	(90 bps)	315 bps	124 bps
Secondary Fund VI	2022	5,603	4,431	1.3	1.3	29.9%	31.2%	899 bps	1,380 bps	957 bps	1,341 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	577	1.0	0.9	0.2%	(1.4)%	(570 bps)	(755 bps)	(319 bps)	(510 bps)
Co-Investment Fund II	2008	1,195	1,158	2.2	1.9	17.9%	14.2%	550 bps	172 bps	922 bps	539 bps
Co-Investment Fund III	2014	1,243	1,324	1.8	1.6	14.5%	11.6%	(9 bps)	(302 bps)	314 bps	16 bps
Co-Investment Fund IV	2018	1,698	1,511	2.5	2.2	22.8%	21.5%	743 bps	587 bps	1006 bps	844 bps
Equity Opportunities Fund V	2021	2,069	1,886	1.4	1.3	10.6%	8.5%	(433 bps)	(671 bps)	(284 bps)	(530 bps)
Equity Opportunities Fund VI	2024	1,855	680	1.1	1.1	21.7%	NM	268 bps	NM	166 bps	NM

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs DJB GI	Net Spread vs DJB GI	Gross Spread vs MSCI World Infra	Net Spread vs MSCI World Infra
Infrastructure Funds
Infrastructure Opps Fund I	2020	489	409	1.6	1.5	16.0%	13.7%	807 bps	560 bps	535 bps	256 bps
Infrastructure Opps Fund II	2024	1,404	278	1.3	1.2	27.0%	23.2%	1,265 bps	1,038 bps	866 bps	656 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. ICE BofA US HY	Net Spread vs. ICE BofA US HY	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	566 bps	219 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.2	1.1	8.8%	6.4%	247 bps	11 bps	388 bps	155 bps
Strat Opps 2017	2017	435	448	1.2	1.2	8.7%	6.5%	411 bps	176 bps	437 bps	218 bps
Strat Opps IV (Series 2018)	2018	889	870	1.2	1.2	8.0%	6.0%	355 bps	130 bps	400 bps	166 bps
Strat Opps V (Series 2019)	2019	762	716	1.4	1.3	12.9%	10.3%	850 bps	530 bps	690 bps	365 bps
Strat Opps VI (Series 2020)	2021	898	855	1.3	1.2	7.9%	6.1%	441 bps	182 bps	170 bps	(48 bps)
Strat Opps VII	2022	953	898	1.3	1.2	14.1%	11.7%	471 bps	202 bps	513 bps	270 bps
Strat Opps VIII	2023	700	627	1.2	1.1	14.9%	12.6%	631 bps	398 bps	811 bps	579 bps
Strat Opps IX	2024	533	234	1.1	1.1	20.5%	13.5%	1,243 bps	551 bps	1,459 bps	790 bps

Evergreen Fund Performance

Fund	Inception date	NAV ($M)	Total Annualized Return Since Inception (Net)(1)
Global Multi-Strategy Evergreen Fund(1)	May 2019	6,436	12.6%
US Multi-Strategy Evergreen Fund(1)(2)	January 2021	5,313	16.0%
Global Credit Evergreen Fund(1)(3)	January 2023	1,877	9.3%
Global Infrastructure Evergreen Fund(1)(4)	February 2024	697	25.2%
(1)Returns are presented for the institutional share class of the applicable fund(s). Performance varies by share class due to differing fee structures. Returns for other share classes may be lower due to higher management fees, distribution fees, selling commissions or other class-specific expenses.
(2)Total Annualized Return Since Inception reflects the monthly performance of the Evergreen Private Fund L.P. from September 1, 2020 through December 31, 2020, and the Fund from January 4, 2021 through the end of the reporting period. The Fund was under common management of Evergreen Private Fund L.P.
(3)The Fund’s Class I-USD Shares commenced operations on January 1, 2023. Therefore, the returns shown for the periods prior to that time are based on the returns of the Class F-USD Shares, adjusted for the higher expenses of the I-USD Shares.
(4)I-USD (Acc.) share class performance prior to September 2, 2024 reflects the performance of HL Private Infra Fund Cayman Holdings LP (“Holdings”) and is not direct past performance of the Fund.
Performance Methodology
Drawdown Fund Performance Methodology
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to December 31, 2025. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.

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
Evergreen Fund Performance Methodology
For our evergreen funds, total return is calculated on a NAV-per-unit (or per-share) basis and reflects the percentage change in NAV per unit over the applicable measurement period, inclusive of reinvested distributions and net of all management fees, incentive fees and fund-level expenses. Returns are presented for the institutional share class of the applicable funds. Total return since inception represents the annualized compounded return from the fund's inception date through December 31, 2025. Total return assumes the reinvestment of all distributions received during the period at NAV. Total return does not reflect the impact of any applicable sales charges or taxes payable by investors. Each of our evergreen funds offers multiple share classes with varying fee structures, and returns for other share classes may differ, and in some cases may be lower, due to higher management fees, distribution fees, selling commissions or other class-specific expenses.
All evergreen fund performance information is presented on a 90-day lag from our fiscal year end. Performance results presented are historical and do not guarantee future results.
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of March 31, 2026 and March 31, 2025, our cash and cash equivalents were $361.0 million and $229.2 million, respectively.
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
Finally, we have used available cash and borrowings from our Loan Agreements (defined below) and Senior Notes (defined below) to make strategic investments in companies that seek to offer technology-driven private markets data and wealth management solutions, to seed new specialized funds and for general corporate purposes.
Senior Notes and Loan Agreements
In 2024, HLA issued $100 million aggregate principal amount of 5.28% senior notes due October 15, 2029 (the “Senior Notes”) pursuant to a note purchase agreement (the “Note Purchase Agreement”) among HLA and the institutional purchasers party thereto in a private placement transaction. Interest on the Senior Notes is payable semi-annually in arrears and commenced on April 15, 2025. Interest on the Senior Notes accrues from and including October 8, 2024. The Senior Notes will mature on October 15, 2029.
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
The Term Loan Agreement has a maturity date of July 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of March 31, 2026, we had an outstanding balance of $84.4 million under the Term Loan Agreement.
The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of October 6, 2027. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of March 31, 2026, we did not have an outstanding balance under the Revolving Loan Agreement.
The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of April 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of March 31, 2026, we had an outstanding balance of $96.3 million under the 2020 Multi-Draw Term Loan Agreement.

The 2022 Multi-Draw Term Loan Agreement has a maturity date of October 1, 2029. On October 1, 2025, we amended our 2022 Multi-Draw Term Loan Agreement to, among other things, (a) change the aggregate principal amount of term loans from $75 million to $50 million, subject to the Cap, (b) change certain dates related to interest payments and repayments of the term loan thereunder, and (c) change the interest rate for borrowings thereunder to equal the greater of (i) the prime rate minus 1.35% and (ii) 3.00%. As of March 31, 2026, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $50 million in the aggregate, subject to the Cap, through October 6, 2027.
The Loan Agreements and the Note Purchase Agreement contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (a) a specified amount of management fees, (b) a specified amount of adjusted EBITDA minus dividend distributions (other than tax distributions), as defined in the Loan Agreements, and (c) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The Note Purchase Agreement contains certain covenants, including (a) a Consolidated Leverage Ratio (as defined in the Note Purchase Agreement) of 3.50 to 1.00 as of March 31 and September 30 of each calendar year (each, a “Test Date”), (b) a minimum annual Management Fees (as defined in the Note Purchase Agreement) covenant as of each Test Date of not less than the greater of (i) $185 million and (ii) the amount equal to 80% of the Management Fees received by HLA during the six calendar month period ended on the immediately preceding Test Date, and other customary covenants. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of March 31, 2026 and 2025, the principal amount of debt outstanding equaled $280.6 million and $293.1 million, respectively. We had $144.4 million in availability under the Loan Agreements as of March 31, 2026.
Cash Flows

	Year Ended March 31,
(in millions)	2026	2025	2024
Net cash provided by operating activities	$424.9	$300.8	$120.9
Net cash used in investing activities	$(494.8)	$(117.6)	$(122.2)
Net cash provided by (used in) financing activities	$155.8	$(19.2)	$4.4
Operating Activities
Our operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income (loss) of investees, equity-based compensation, lease expense, fair value adjustments to investments and depreciation and amortization, all of which are included in earnings. For the years ended March 31, 2026, 2025 and 2024, net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses. During the year ended March 31, 2026, cash provided by operating activities was impacted by a change in the timing of bonus payments, with a portion paid in January 2026 and the remaining balance paid in May 2026 after fiscal year end. Additionally, the years ended March 31, 2025 and 2024 were impacted by cash relinquished upon deconsolidation of a previously consolidated fund.

Investing Activities
Our investing activities generally reflect cash used for fixed asset purchases and contributions to and distributions from our investments. For the years ended March 31, 2026, 2025 and 2024, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, purchases of investments, and net contributions to our Funds. The increase in net cash used in investing activities for the year ended March 31, 2026 compared to the prior year, was primarily driven by higher purchases of investments by our Consolidated Funds, reflecting increased investment activity in funds consolidated in the prior year that had lower levels of activity during the earlier stages of their deployment. This increase was partially offset by proceeds from the sale of a wholly owned Consolidated Fund to a related-party fund for which we serve as the investment manager.

Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled drawdowns and repayments of our outstanding debt. For the years ended March 31, 2026, 2025 and 2024, our net cash provided by (used in) financing activities was driven primarily by dividends paid to stockholders, payments under the tax receivable agreement, distributions to HLA members, repayment of our outstanding debt and contributions from NCI in Consolidated Funds. Net cash provided by (used in) financing activities for the year ended March 31, 2026 was also driven by the repurchase and retirement of shares of our Class A common stock.
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
We will also continue to evaluate opportunities to make strategic investments in companies that seek to offer technology-driven private markets data and wealth management solutions and to use cash to seed new specialized funds.

In November 2018, our board of directors authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). Our board of directors periodically reviews the Stock Repurchase Program, and on May 21, 2026, we announced that our board of directors approved an increase in the authorization under the Stock Repurchase Program to permit us to purchase up to $100 million of our Class A common stock, net of amounts already repurchased under the pre-existing authorization, with no share count or duration limitation. As of May 21, 2026, the total repurchase capacity available under the Stock Repurchase Program authorization was approximately $80.0 million. The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The amended authorization does not have an expiration date. During the three months ended March 31, 2026, we repurchased 199,000 shares of our Class A common stock under the Stock Repurchase Program at a weighted-average price of $100.43 per share, for an aggregate purchase price of approximately $20 million.
We expect that our primary short-term and long-term liquidity needs will comprise cash to: (1) provide capital to facilitate the growth of our business; (2) fund commitments to our investments; (3) pay operating expenses, including cash compensation to our employees; (4) make payments and/or exercise early termination buyout rights under the tax receivable agreement; (5) fund capital expenditures, make strategic investments and warehouse investments for our Funds; (6) pay interest and principal due on our outstanding debt; (7) pay income taxes; (8) make dividend payments to our stockholders and distributions to holders of HLA units in accordance with our distribution policy; (9) settle exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement from time to time; (10) settle in cash any exercises of the warrant we issued to The Guardian Life Insurance Company of America in a private placement transaction related to a maximum of 400,000 shares of our Class A common stock; and (11) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary, and minimum cash balances related to our self-funded medical insurance plan put in place as of January 1, 2025. The net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of each of March 31, 2026 and March 31, 2025, we were required to maintain approximately $8.0 million and $6.3 million, respectively, in liquid net assets to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements as of each such date.
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
Contractual Obligations, Commitments and Contingencies
The following table represents our contractual obligations as of March 31, 2026, aggregated by type:

	Contractual Obligations, Commitments and Contingencies
(in millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$91.6	$9.7	$17.8	$15.5	$48.6
Debt obligations payable (1)	280.7	21.9	87.5	171.3	—
Interest on debt obligations payable (2)	37.6	12.8	20.8	4.0	—
Capital commitments to our investments (3)	272.2	272.2	—	—	—
Commitments of Consolidated Funds(4)	73.5	73.5	—	—	—
Total	$755.6	$390.1	$126.1	$190.8	$48.6

(1)    Represents scheduled debt obligation payments under our Loan Agreements and the Senior Notes.
(2)    Represents interest to be paid over the maturity of the related debt obligations, which has been calculated assuming no pre-payments will be made and debt will be held until its final maturity date. The future interest payments are calculated using the variable interest rate of 5.50% on our Term Loan Agreement and the fixed interest rate of 3.50% on our 2020 Multi-Draw Term Loan Agreement.
(3)    Represents commitments by us to fund a portion of each investment made by our specialized funds and certain customized separate account entities. These amounts are generally due on demand and are therefore presented in the less than one year category.
(4)    Represents uncalled commitments of our Consolidated Funds, excluding our portion of uncalled commitments to the respective funds. Because capital contributions are due on demand, the above commitments have been presented as falling due within one year.
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
We offer an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain company managed funds as individual limited partners (“LPs”). Our non-executive employees also have an option to enter into a loan agreement with a third-party lender to fund committed capital. The loan is collateralized by the underlying LP interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. We entered into a separate arrangement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of default by the employee. As of March 31, 2026 and 2025, the total amount of outstanding loans under the EIP was $1.7 million and $1.3 million, respectively, and we believe the risk of default by an employee to be remote.

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
Consolidation
We consolidate general partnerships and subsidiaries that are wholly owned. Additionally, we consolidate funds (“Consolidated Funds”) and general partner entities that are not wholly-owned (“Partnerships”) over which we exercise control either by holding majority voting interests or as the primary beneficiary, possessing both decision making authority and the right to receive economic benefits or the obligation to absorb expected losses of the entity that could potentially be significant to the entity. The Consolidated Funds and Partnerships are included in our consolidated financial statements. The portion of the Consolidated Funds and Partnerships owned by third parties is presented as non-controlling interests in the Consolidated Balance Sheets and income attributable to non-controlling interests in the Consolidated Statements of Income.
The assets of the Partnerships represent investments in Funds and the assets of the Consolidated Funds generally represent cash and investments. The assets may only be used to settle obligations of the respective Consolidated Fund or Partnership, if any. In addition, we have no recourse for the consolidated liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. Once we no longer qualify as the primary beneficiary or hold a majority voting interest, we deconsolidate all the assets and liabilities of the respective Partnership or Consolidated Fund from the Consolidated Balance Sheets and record any remaining interest in the entity using the equity method within investments in the Consolidated Balance Sheets.

We hold variable interests in entities that are considered VIEs because limited partners lack the ability to remove the general partner or dissolve the entity without cause by simple majority vote (i.e., the limited partners do not have substantive “kick out” or “liquidation” rights). Our variable interest in such entities is in the form of direct equity interests in the Funds in which we also serve as the general partner or managing member. In our role as general partner or managing member,we generally consider ourself the sponsor of the applicable Funds and make all investment and operating decisions. We consolidate VIEs in which we are determined to be the primary beneficiary.

At each reporting date, we determine whether any reconsideration events have occurred that require us to revisit the consolidation analysis and will consolidate or deconsolidate accordingly.
Revenue Recognition of Incentive Fees
Incentive fees include both carried interest and performance fees earned from certain specialized funds and customized separate accounts. We recognized $174.8 million of incentive fees in fiscal 2026 and have $1.5 billion of unrecognized carried interest as of March 31, 2026.

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
Income Taxes
We account for income taxes using the asset and liability method. Deferred income taxes are recognized for the expected future tax consequences attributable to temporary differences between the carrying amount of the existing tax assets and liabilities and their respective tax basis using enacted tax rates expected to be applied in the years in which temporary differences are expected to be recovered or settled. As of March 31, 2026, we had deferred tax assets of $293.1 million due primarily to our acquisitions of HLA units. Realization of the deferred tax assets is dependent primarily upon (1) historic earnings, (2) forecasted taxable income, (3) future tax deductions of tax basis step-ups related to our IPO and subsequent unit exchanges, (4) future tax deductions related to payments under the tax receivable agreement, and (5) our share of HLA’s temporary differences that result in future tax deductions. Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not to be realized. As of March 31, 2026, we had a valuation allowance of $69.6 million. Changes in judgment as it relates to the realizability of these assets, as well as potential changes in corporate tax rates, would have the effect of significantly reducing the value of the deferred tax assets.

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

Based on current projections, we anticipate having sufficient taxable income to utilize these tax attributes and receive corresponding tax deductions in future periods. As of March 31, 2026, the tax receivable agreement resulted in a liability of $235.4 million. Significant changes in the projected liability resulting from the tax receivable agreement may occur based on changes in anticipated future taxable income, changes in applicable tax rates or other changes in tax attributes that may occur and could affect the expected future tax benefits to be received by us.
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
Our predominant exposure to market risk is related to our role as general partner or investment manager for our specialized funds and customized separate accounts and the sensitivities to movements in the fair value of their investments, which may adversely affect our equity in income of investees. During the year ended March 31, 2026, our market‑risk sensitivity increased compared to the prior year primarily due to a greater proportion of fee‑earning arrangements that use NAV as the fee base. While the majority of our management fees are based on commitments or net invested capital, a portion of our management fees are based NAV and, accordingly, are sensitive to changes in the fair value of the underlying investments. In addition, a portion of our incentive fees are performance fees that are subject to a high-water mark, and, as a result, declines in NAV may increase the amount of future appreciation required before such incentive fees are earned.

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
•Management fees from our specialized funds and customized separate accounts are derived from applying a contractual fee rate to a specified fee base, which is generally capital committed or net invested capital. For those arrangements in which the applicable fee base is NAV, changes in the fair value of the underlying investments will impact management fees. As of March 31, 2026, we estimate that a hypothetical 10% decrease in the NAV-based fee base (holding all other variables constant) would decrease management fee revenue by approximately $23.8 million over the next 12 months.
•Incentive fees from our specialized funds and certain customized separate accounts are inherently variable and are generally dependent on realized investment performance and achievement of performance criteria. In addition, for certain evergreen funds and customized separate accounts, performance fees are based on the aggregate amount of unrealized or realized gains and are subject to achievement of defined minimum returns and/or a high-water mark. A high-water mark feature generally requires that NAV exceed the highest period-end NAV (as adjusted pursuant to the applicable governing documents) before performance fees are earned. Accordingly, declines in NAV may delay or reduce future incentive fees by increasing the amount of subsequent NAV appreciation required to exceed the applicable high-water mark.
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
Interest Rate Risk
As of March 31, 2026, we had $180.6 million in borrowings outstanding under our Loan Agreements, consisting of $84.4 million outstanding under the Term Loan Agreement and $96.3 million outstanding under the 2020 Multi-Draw Term Loan Agreement. We did not have any borrowings outstanding under the Revolving Loan Agreement or the 2022 Multi-Draw Term Loan Agreement as of March 31, 2026.
The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25% and subject to a floor of 3.00%, was 5.50% as of March 31, 2026. The interest rate under the 2020 Multi-Draw Term-Loan Agreement is fixed.
Our $100.0 million aggregate principal amount of Senior Notes due October 15, 2029 have a fixed interest rate of 5.28%.

Based on the floating rate component of our Loan Agreements payable as of March 31, 2026, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $0.8 million over the next 12 months.
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
There have been no material changes in our market risk exposures since March 31, 2025.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hamilton Lane Incorporated (the Company) as of March 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 21, 2026 expressed an unqualified opinion thereon.

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

Recognition of Net Deferred Tax Asset from Equity Offering and Unit Exchange
Description of the Matter	As further discussed in Note 12 to the consolidated financial statements, in connection with the Company’s equity offering and unit exchanges during the current year (the “Transactions”), the Company recorded a net deferred tax asset of $12.4 million. As further discussed in Note 2 to the consolidated financial statements, the resulting basis differences arising from the Transactions represent a temporary difference for which the Company records a deferred tax asset if it is more likely than not the deferred tax asset will be realized. Realization of this deferred tax asset is dependent upon, among other things, the future tax deductions of tax basis step-ups related to the Transactions.

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
May 21, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hamilton Lane Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited Hamilton Lane Incorporated’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hamilton Lane Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 21, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
May 21, 2026

Hamilton Lane Incorporated
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	March 31,
	2026	2025
Assets
Cash and cash equivalents	$360,955	$229,161
Restricted cash	8,008	6,331
Fees receivable	151,824	181,411
Prepaid expenses	13,783	11,258
Due from related parties	23,831	16,217
Furniture, fixtures and equipment, net	35,017	37,586
Lease right-of-use assets, net	61,405	61,413
Investments	774,443	664,354
Deferred income taxes	293,092	308,525
Other assets	43,336	28,827
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	2,941	48,112
Investments	526,078	96,700
Other assets	10,183	460
Total assets	$2,304,896	$1,690,355
Liabilities and equity
Accounts payable	$5,659	$5,469
Accrued compensation and benefits	84,154	48,556
Accrued members’ distributions	27,066	26,810
Accrued dividend	22,520	20,233
Debt	278,420	290,303
Payable to related parties pursuant to tax receivable agreement	235,425	240,648
Lease liabilities	78,059	78,017
Other liabilities (includes $0 and $12,190 at fair value)	36,724	55,502
Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	55,561	—
Other liabilities	14,769	922
Total liabilities	$838,357	$766,460

Commitments and contingencies (Note 16)

Class A common stock, $0.001 par value, 300,000,000 authorized; 43,697,484 and 43,497,538 issued and outstanding as of March 31, 2026 and 2025, respectively	44	43
Class B common stock, $0.001 par value, 50,000,000 authorized; 11,836,450 and 12,178,412 issued and outstanding as of March 31, 2026 and 2025, respectively	12	12
Additional paid-in-capital	299,313	261,856
Accumulated other comprehensive income (loss)	1,170	(141)
Retained earnings	614,693	455,511
Total Hamilton Lane Incorporated stockholders’ equity	$915,232	$717,281
Non-controlling interests in Consolidated Funds and Partnerships	330,893	29,883
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	220,414	176,731
Total equity	$1,466,539	$923,895
Total liabilities and equity	$2,304,896	$1,690,355

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Income
(In thousands, except per share amounts)

	Year Ended March 31,
	2026	2025	2024
Revenues
Management and advisory fees	$584,216	$513,864	$451,936
Incentive fees	170,575	198,296	101,906
Consolidated Funds and Partnerships:
Incentive fees	4,202	803	—
Total revenues	758,993	712,963	553,842
Expenses
Compensation and benefits	299,575	274,497	204,004
General, administrative and other	132,078	120,929	103,403
Consolidated Funds and Partnerships:
General, administrative and other	2,397	985	617
Total expenses	434,050	396,411	308,024
Other income (expense)
Equity in income of investees	51,923	29,016	34,893
Interest expense	(14,952)	(13,332)	(11,169)
Interest income	11,083	7,874	5,427
Non-operating gain (loss), net	2,466	8,434	(2,515)
Consolidated Funds and Partnerships:
Equity in income of investees	1,509	1,613	1,598
Net gain on investments	83,750	11,915	3,034
Interest expense	—	—	(6)
Interest income	2,201	205	4,581
Total other income (expense)	137,980	45,725	35,843
Income before income taxes	462,923	362,277	281,661
Income tax expense	75,203	48,509	54,454
Net income	387,720	313,768	227,207
Less: Income attributable to non-controlling interests in Consolidated Funds and Partnerships	44,166	3,508	5,514
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	94,374	92,843	80,835
Net income attributable to Hamilton Lane Incorporated	$249,180	$217,417	$140,858

Basic earnings per share of Class A common stock	$5.99	$5.45	$3.72
Diluted earnings per share of Class A common stock	$5.92	$5.41	$3.69
Dividends declared per share of Class A common stock	$2.16	$1.96	$1.78

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year Ended March 31,
	2026	2025	2024
Net income	$387,720	$313,768	$227,207
Other comprehensive income (loss), net of tax:
Foreign currency translation	1,741	(184)	—
Total other comprehensive income, net of tax	$1,741	$(184)	$—
Comprehensive income	$389,461	$313,584	$227,207
Less:
Comprehensive income attributable to non-controlling interests in Consolidated Funds and Partnerships	44,199	3,508	5,514
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	94,771	92,800	80,835
Total comprehensive income attributable to Hamilton Lane Incorporated	$250,491	$217,276	$140,858

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests in Consolidated Funds and Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity
Balance at March 31, 2023	$39	$15	$171,567	$—	$243,823	$23,046	$135,702	$574,192
Net income	—	—	—	—	140,858	5,514	80,835	227,207
Equity-based compensation	—	—	8,533	—	—	—	3,600	12,133
Purchase and retirement of Class A stock for tax withholding	—	—	(2,491)	—	—	—	(1,016)	(3,507)
Deferred tax adjustment	—	—	7,147	—	—	—	—	7,147
Dividends declared	—	—	—	—	(67,985)	—	—	(67,985)
Capital (distributions to) contributions from non-controlling interests, net	—	—	—	—	—	143,556	—	143,556
Member distributions	—	—	—	—	—	—	(51,965)	(51,965)
Secondary Offering	2	(1)	17,541	—	—	—	(17,542)	—
Employee Share Purchase Plan share issuance	—	—	1,585	—	—	—	668	2,253
Deconsolidation of Consolidated Fund	—	—	—	—	—	(167,073)	—	(167,073)
Equity reallocation between controlling and non-controlling interests	—	—	4,520	—	—	—	(4,520)	—
Balance at March 31, 2024	$41	$14	$208,402	$—	$316,696	$5,043	$145,762	$675,958
Net income	—	—	—	—	217,417	3,508	92,843	313,768
Other comprehensive loss	—	—	—	(141)	—	—	(43)	(184)
Equity-based compensation	—	—	23,303	—	—	—	8,104	31,407
Purchase and retirement of Class A stock for tax withholding	—	—	(4,096)	—	—	—	(1,372)	(5,468)
Deferred tax adjustment	—	—	9,689	—	—	—	—	9,689
Dividends declared	—	—	—	—	(78,602)	—	—	(78,602)
Capital (distributions to) contributions from non-controlling interests, net	—	—	—	—	—	21,332	—	21,332
Member distributions	—	—	—	—	—	—	(46,798)	(46,798)
Secondary Offering	2	(2)	21,356	—	—	—	(21,360)	(4)
Employee Share Purchase Plan share issuance	—	—	2,071	—	—	—	726	2,797
Equity reallocation between controlling and non-controlling interests	—	—	1,131	—	—	—	(1,131)	—
Balance at March 31, 2025	$43	$12	$261,856	$(141)	$455,511	$29,883	$176,731	$923,895

Hamilton Lane Incorporated
Consolidated Statements of Stockholders' Equity
(In Thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Non-Controlling Interests in Consolidated Funds and Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity
Balance at March 31, 2025	$43	$12	$261,856	$(141)	$455,511	$29,883	$176,731	$923,895
Net income	—	—	—	—	249,180	44,166	94,374	387,720
Other comprehensive income	—	—	—	1,311	—	33	397	1,741
Equity-based compensation	—	—	39,168	—	—	—	11,699	50,867
Private placement warrant	—	—	6,686	—	—	—	1,963	8,649
Purchase and retirement of Class A stock for tax withholding	—	—	(3,562)	—	—	—	(1,051)	(4,613)
Deferred tax adjustment	—	—	2,710	—	—	—	—	2,710
Dividends declared	—	—	—	—	(89,998)	—	—	(89,998)
Capital (distributions to) contributions from non-controlling interests, net	—	—	—	—	—	288,028	—	288,028
Member distributions	—	—	—	—	—	—	(54,381)	(54,381)
Secondary Offering	—	—	5,663	—	—	—	(5,663)	—
Employee Share Purchase Plan share issuance	1	—	2,404	—	—	—	719	3,124
Shares repurchased and retired	—	—	(15,449)	—	—	—	(4,537)	(19,986)
Deconsolidation of Consolidated Fund	—	—	—	—	—	(31,217)	—	(31,217)
Equity reallocation between controlling and non-controlling interests	—	—	(163)	—	—	—	163	—
Balance at March 31, 2026	$44	$12	$299,313	$1,170	$614,693	$330,893	$220,414	$1,466,539

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended March 31,
	2026	2025	2024
Operating activities:
Net income	$387,720	$313,768	$227,207
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,878	9,285	8,186
Change in deferred income taxes	28,424	12,081	16,697
Change in payable to related parties pursuant to tax receivable agreement	(3,503)	2,122	318
Equity-based compensation	50,867	31,407	12,133
Equity‑based consideration payable to customer	281	—	—
Equity in income of investees	(51,923)	(29,016)	(34,893)
Net realized (gain) loss on sale of investments	—	(654)	288
Fair value adjustment of other investments	(413)	(10,147)	333
Proceeds received from Funds	35,102	47,250	28,254
Non-cash lease expense	9,570	9,007	8,696
Other	2,866	1,211	706
Changes in operating assets and liabilities:
Fees receivable	29,587	(73,120)	(61,151)
Prepaid expenses	(2,525)	(185)	(1,256)
Due from related parties	(7,614)	(8,067)	(528)
Other assets	(608)	39	15,344
Accounts payable	190	964	(54)
Accrued compensation and benefits	35,598	12,577	11,789
Lease liability	(9,518)	(9,012)	(8,578)
Other liabilities	(7,254)	19,016	2,503
Consolidated Funds and Partnerships:
Cash relinquished from deconsolidation of fund	—	(12,173)	(101,712)
Net gain on investments	(84,758)	(10,848)	(1,406)
Equity in income of investees	(1,509)	(1,613)	(1,598)
Change in other assets and liabilities	4,459	(3,072)	(426)
Net cash provided by operating activities	$424,917	$300,820	$120,852
Investing activities:
Purchase of furniture, fixtures and equipment	(5,844)	(12,156)	(11,073)
Purchase of investments and convertible notes	(15,000)	(12,692)	(14,352)
Proceeds from sale of investments	—	6,948	1,343
Net proceeds from sale of Consolidated Fund	22,135	—	—
Proceeds from sale of intangible assets	—	2,078	3,305
Distributions received from Funds	12,014	22,696	14,147
Contributions to Funds	(96,739)	(58,408)	(57,722)
Consolidated Funds and Partnerships:
Purchase of investments	(434,835)	(78,142)	(57,832)
Distributions received from investments	23,447	—	—
Cash from consolidating funds	—	12,100	—
Net cash used in investing activities	$(494,822)	$(117,576)	$(122,184)

	Year Ended March 31,
	2026	2025	2024
Financing activities:
Proceeds from offering	$55,484	$248,403	$201,671
Purchase of membership interests	(55,484)	(248,403)	(201,671)
Borrowings of debt, net of deferred financing costs	—	97,658	—
Repayments of long term debt	(12,500)	(3,750)	(2,500)
Draw-down of revolver	—	—	10,000
Repayment of revolver	—	—	(25,000)
Shares repurchased and retired	(19,986)	—	—
Repurchase of Class B common stock	—	(2)	(2)
Repurchase of Class A common stock for employee tax withholding	(4,613)	(5,468)	(3,507)
Proceeds received from issuance of shares under Employee Share Purchase Plan	3,124	2,797	2,253
Payments to related parties pursuant to the tax receivable agreement	(12,000)	(11,924)	(11,123)
Dividends paid	(87,711)	(75,997)	(65,406)
Members’ distributions paid	(54,125)	(43,803)	(43,872)
Consolidated Funds and Partnerships:
Contributions from non-controlling interests in Consolidated Funds and Partnerships	344,176	21,551	143,694
Distributions to non-controlling interests in Consolidated Funds and Partnerships	(588)	(219)	(138)
Net cash provided by (used in) financing activities	$155,777	$(19,157)	$4,399
Effect of exchange rate changes on cash and cash equivalents	2,428	(102)	—
Increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	88,300	163,985	3,067
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at beginning of the year	283,604	119,619	116,552
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at end of the year	$371,904	$283,604	$119,619

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Funds and Partnerships to the Consolidated Balance Sheets:
Cash and cash equivalents	$360,955	$229,161	$114,634
Restricted cash	8,008	6,331	4,985
Cash and cash equivalents held at Consolidated Funds and Partnerships	2,941	48,112	—
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	$371,904	$283,604	$119,619

See accompanying notes to the consolidated financial statements.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

1. Organization
Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering (“IPO”), is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest (“NCI”) related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, the “Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of March 31, 2026 and 2025, HLI held approximately 77.3% and 76.6%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.

HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services to design, build and manage private markets portfolios. HLA generates revenues primarily from management and advisory fees, comprised of specialized fund and customized separate account management fees, advisory and reporting fees and distribution management fees and, to a lesser extent, incentive fees, comprised of carried interest earned from the Company’s specialized funds and certain customized separate accounts structured as single-client funds in which the Company has a general partner commitment, and performance fees earned on certain other specialized funds and customized separate accounts. HLA sponsors the formation, and serves as the general partner, managing member and/or investment manager, of various specialized funds and certain single client separate account entities (“Funds”) that acquire interests in third-party managed investment funds that make private markets and related investments or otherwise invest directly in such investments. The Company, which includes certain subsidiaries that serve as the general partner or managing member of the Funds, may invest its own capital in the Funds and generally makes all investment and/or operating decisions for the Funds. HLA operates several wholly owned entities through which it conducts its foreign operations.

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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include, among others, the valuation of investments, the estimation of variable consideration related to incentive fees, and the assessment of whether a significant reversal of revenue is probable. Actual results could differ from those estimates.
Consolidation
The Company consolidates general partnerships and subsidiaries that are wholly owned. Additionally, the Company consolidates Funds (“Consolidated Funds”) and general partner entities that are not wholly-owned (“Partnerships”) over which it exercises control either by holding majority voting interests or as the primary beneficiary, possessing both decision making authority and the right to receive economic benefits or the obligation to absorb expected losses of the entity that could potentially be significant to the entity. The Consolidated Funds and Partnerships are included in the Company’s consolidated financial statements. The portion of the Consolidated Funds and Partnerships owned by third parties is presented as non-controlling interests in the Consolidated Balance Sheets and income attributable to non-controlling interests in the Consolidated Statements of Income.
The assets of the Partnerships represent investments in Funds and the assets of the Consolidated Funds generally represent cash and investments. The assets may only be used to settle obligations of the respective Consolidated Funds or Partnerships, if any. In addition, there is no recourse to the Company for the Consolidated Partnerships and Funds’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. Once the Company no longer qualifies as the primary beneficiary or holds a majority voting interest, it deconsolidates all the assets and liabilities of the respective Partnership or Consolidated Fund from the Consolidated Balance Sheets and records any remaining interest in the entity using the equity method within investments in the Consolidated Balance Sheets. Accordingly, the Company’s economic exposure to these entities is generally limited to its capital committed or invested and its entitlement to management and incentive fees.
At each reporting date, the Company determines whether any reconsideration events have occurred that require it to revisit the consolidation analysis and will consolidate or deconsolidate accordingly.
See Note 6 for additional disclosure on variable interest entities (“VIEs”).

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
The Company records its share of capital contributions to and distributions from the Funds in investments in the Consolidated Balance Sheets during the three month lag period.
The Company’s revenue earned from Funds, including both management and advisory fee revenue and incentive fee revenue, is not accounted for on a lag.
To the extent that management is aware of material events that affect the Consolidated Funds and Partnerships during the intervening period, the impact of the events would be disclosed in the Notes to Consolidated Financial Statements.
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
Restricted cash at March 31, 2026 and 2025 was primarily cash held by the Company’s foreign subsidiaries to meet applicable government regulatory capital requirements and cash related to self-funded medical insurance for U.S. employees.
Fees Receivable
Fees receivable are equal to contractual amounts reduced for allowances, if applicable. The Company considers fees receivable to be fully collectible; accordingly, no allowance for credit losses has been established as of March 31, 2026 or 2025.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Due from Related Parties
Due from related parties in the Consolidated Balance Sheets consists primarily of advances made on behalf of the Funds for the payment of certain operating costs, expenses for which the Company is subsequently reimbursed and amounts due from current employees.
Furniture, Fixtures and Equipment
Furniture, fixtures and equipment consist primarily of leasehold improvements, office equipment, furniture and fixtures, and computer hardware and software and are recorded at cost, less accumulated depreciation. Depreciation is recognized in accordance with the straight-line method over the estimated useful lives as follows:

Computer hardware and software	3 - 7 years
Furniture and fixtures	5 years
Office equipment	3 years
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
The carrying value of the intangible assets was $1,419 and $2,884, and is included in other assets in the Consolidated Balance Sheets as of March 31, 2026 and 2025, respectively. The accumulated amortization of intangibles was $10,751 and $9,286 as of March 31, 2026 and 2025, respectively. Amortization of intangible assets was $1,465, $1,701, and $1,701 for each of the years in the three-year period ended March 31, 2026, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Income. The estimated amortization expense for each of the next two fiscal years is $1,155 and $264, respectively, and no expense is expected beyond the second fiscal year.
Goodwill
Goodwill of $9,566 is included in other assets in the Consolidated Balance Sheets as of March 31, 2026 and 2025, and was recorded in conjunction with previous acquisitions. Goodwill is reviewed for impairment at least annually, and more frequently if events or changes in circumstances indicate that it is more likely than not that impairment may have occurred. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of its reporting unit is less than its carrying amount. The reporting unit is the level at which goodwill is tested for impairment. If, based on this assessment, it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company elects to bypass the qualitative assessment, a quantitative goodwill impairment test is performed by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to the reporting unit. The Company performed the annual impairment assessment as of December 31, 2025 noting that no goodwill impairment existed.
Convertible notes receivable
Convertible notes receivable of $17,456 and $9,657 as of March 31, 2026 and 2025, respectively, are included in other assets in the Consolidated Balance Sheets. Each note is recognized at amortized cost with interest accrued quarterly. Principal and interest obligations may be satisfied by a cash payment or converted to equity of the note issuers at the end of term or upon triggering events as defined in the note agreements. The Company considers the notes receivable to be fully collectible; accordingly, no allowance for credit losses has been established as of March 31, 2026 or 2025.
Investments
Equity method investments
Investments over which the Company is deemed to exert significant influence but not control are accounted for using the equity method of accounting. For investments accounted for under the equity method of accounting, the Company’s share of income (losses) is included in equity in income of investees in the Consolidated Statements of Income. The Company’s equity in income of investees is generally comprised of realized and unrealized gains from the underlying funds, portfolio companies held by the Funds and a technology investment. The carrying amounts of equity method investments are reflected in investments in the Consolidated Balance Sheets.
Measurement alternative investments
The Company’s investments valued under the measurement alternative include investments for which the Company does not exert significant influence and fair value is not readily determinable. These investments are recorded at cost, less impairment, if any, and subsequently adjusted for observable price changes of identical or similar investments of the same issuer. The Company performs qualitative impairment assessments at each quarter-end on its investments recorded under the measurement alternative. The carrying amounts of measurement alternative investments are reflected in investments in the Consolidated Balance Sheets.
Fair value investments
The Company’s fair value investments represent investments held by Consolidated Funds and investments previously held in private equity funds and direct credit and equity investments that were pledged as collateral on a secured financing that the Company accounted for at fair value under the fair value option. The carrying amounts of fair value investments are reflected in investments in the Consolidated

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Balance Sheets. Realized and unrealized gains and losses from investments held by the Consolidated Funds are recorded in net gain on investments in the Consolidated Statements of Income.
The Company had transferred investments to a Fund of which the Company is the general partner. Due to continuing involvement with the assets at the Fund, the Company accounted for this transfer as a secured financing as it had not met the criteria in Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing”, to qualify as a sale and, therefore, had recorded a financial liability for the secured financing which was included in other liabilities in the Consolidated Balance Sheets. During the quarter ended March 31, 2026, the investments pledged as collateral were fully derecognized, with no gain or loss recognized, as the carrying amount of the liability approximated the carrying amount of the related investments at the time of derecognition.
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
Categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For a portion of the Company’s investments, net asset value (“NAV”) per share (or its equivalent) provides the lowest level of input. These investments are considered investment companies, or are the equivalent of investment companies, as they carry all investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Investments valued using NAV are excluded from the fair value hierarchy. See Note 5 for further information.
The carrying amount of cash and cash equivalents, convertible notes receivable, fees receivable, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Recent Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU incorporate 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification. The amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The amendments will be applied retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact of the new requirements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance transparency and decision usefulness of income tax disclosures. The Company adopted ASU 2023-09 for the fiscal year ended March 31, 2026 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements, but resulted in additional income tax disclosures, as noted in Note 12.
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
In May 2025, the FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which requires entities that issue share-based consideration to a customer within the scope of Topic 606 to apply the share-based payment guidance in Topic 718 to measure and classify such awards and clarifies how vesting conditions and expected forfeitures affect the timing and amount of the related reduction of revenue. The amendments in this ASU will be effective for annual periods (including interim periods within annual periods) beginning after December 15, 2026. Early adoption is permitted and is effective on either a modified retrospective or a retrospective basis. The Company elected to early adopt retrospectively during the three months ended December 31, 2025. The adoption of ASU 2025-04 did not impact prior periods.
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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Revenues
The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers.
Management and advisory fees
The Company earns management fees from services provided to its specialized funds, customized separate accounts, and distribution management clients, and advisory fees from services provided to advisory clients where the Company does not have discretion over investment decisions. Revenue is recognized when control of the promised services is transferred to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services. The Company serves as the general partner, managing member or investment manager of the specialized funds. Customized separate accounts are generally contractual arrangements involving an investment management agreement between the Company and a single client. In some cases, a customized separate account will be structured as a partnership with a subsidiary of the Company serving as general partner or managing member. The Company determined that the partnership of the Fund is generally considered to be the customer with respect to specialized funds, while the individual investor or single limited partner is the customer with respect to customized separate accounts and advisory clients.
Management fees generally exclude the reimbursement of any expenses paid by the Company on behalf of its customers pursuant to its contracts, including amounts related to professional fees and other fund administrative expenses. For the professional and administrative services performed by third parties that the Company arranges for the customer, the Company concluded that the nature of its promise is to arrange for the services to be provided and it does not control the services provided by third parties before they are transferred to the customer. Therefore, the Company is acting as an agent. Accordingly, the reimbursement for these expenses paid on behalf of the customer is generally presented on a net basis.
The Company also incurs certain costs for which it receives reimbursement from its customers in connection with satisfying performance obligations. For these costs, the Company concluded it controls the services provided by its employees and the specified services provided by other parties prior to the transfer of those services to the customer, as the Company is responsible for directing and integrating the services into the overall deliverable and assumes primary responsibility for fulfilling the promise to the customer. The Company therefore determined it is the principal in these arrangements in accordance with ASC 606. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis as revenue in management and advisory fees and as expense in general, administrative and other expenses in the Consolidated Statements of Income.
The Company considers its performance obligations in its customer contracts to be one of the following based upon the services promised: asset management services, arrangement of administrative services, distribution management services, or reporting, monitoring, data and analytics services.
For asset management and arrangement of administrative services, the Company satisfies these performance obligations over time as the services are rendered and the customer simultaneously receives and consumes the benefits of the services as they are performed. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. Management fees from these performance obligations for contracts where the Company has discretion over investment decisions are generally calculated by applying a percentage to unaffiliated committed capital, net invested capital under management or NAV and are usually billed quarterly. For many customers, fees are based on committed capital during the investment period or net invested capital through the remainder of the fund or contract term. The management fee base is subject to factors outside the Company’s control and, therefore, estimates of future period management fees are not included in the transaction price, as those estimates would be considered constrained. Advisory fees from these performance

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
obligations for contracts where the Company does not have discretion over investment decisions are generally based upon fixed amounts and are usually billed quarterly.
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
The Company incurs certain costs related to the organization and syndication of new Funds. These costs generally include professional fees, legal fees, and other related items. The Company expenses these costs as they are incurred. Prior to the first closing of a new Fund, the Company incurs costs that it generally does not have an enforceable right to reimbursement, as the contractual obligation of the Fund to reimburse the Company is contingent upon the Fund’s successful formation. As such, no receivable or contract asset is recognized during the interim period between cost incurrence and the Fund closing. Once the Fund is successfully formed and has held its first closing, the Company recognizes those costs and any subsequent costs as revenue in the Consolidated Statements of Income as the Fund is then able to reimburse the Company for these costs.
Equity-based consideration payable to a customer
In connection with the Guardian Transaction described in Note 3, the Company issued a warrant for shares of its Class A common stock to a customer. The Company measured the fair value of the warrant using the grant-date fair value determined under Topic 718. The fair value of the warrant is recognized as a reduction of management fee revenue over the contract performance period as the Company provides the related asset management services.
Incentive fees
Specialized funds and certain contracts with certain customized separate accounts provide incentive fees, which generally range from 5% to 12.5% of profits, when investment returns exceed minimum return levels or other performance targets.
Incentive fees are subject to significant variability due to their dependence on investment performance over multi‑year periods and/or the terms of the applicable fund or account agreements. Accordingly, incentive fees are considered variable consideration in asset management services. Some incentive fees are constrained by a contingency relating to “clawback,” or the obligation to return distributions in excess of the amount prescribed by the applicable fund or separate account documents. Any incentive fees considered to be constrained are not recognized until it is probable that a significant reversal will not occur. In assessing whether the constraint should be applied, the Company considers factors including, but not limited to: the stage of the Fund and degree to which the underlying portfolio has been realized; historical clawback experience across similar Fund vintages; the ratio of cumulative distributions to total value; the amount and probability of additional future capital contributions to the Fund or account, including unfunded commitments and follow-on investment opportunities; and current and expected future market conditions. The constraint assessment is performed at each reporting date and requires significant judgment.
Incentive fees are typically only required to be returned on a net of tax basis due to a clawback. As such, the tax-related portion of incentive fees is typically not subject to clawback and is, therefore, recognized as

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
revenue immediately upon receipt. The tax-related portion is estimated based on the applicable statutory tax rates in effect at the time of receipt.
The Company estimates the amount and probability of additional future capital contributions to specialized funds and customized separate accounts, which could impact the probability of a significant reversal occurring, when applicable. The additional future capital contributions relate to unfunded commitments or follow-on investment opportunities in underlying portfolio investments. Incentive fees received before the revenue recognition criteria have been met, which are included in other liabilities in the Consolidated Balance Sheets.
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
Incentive fee compensation expense includes compensation directly related to incentive fees. Certain employees of the Company are granted allocations or profit-sharing interests and are thereby, as a group, entitled to a 25% portion of the incentive fees earned by the Company from certain Funds and certain managed accounts, subject to vesting. Amounts payable pursuant to these arrangements are recorded as compensation expense when they have become probable and reasonably estimable. Incentive fee compensation may be expensed before the related incentive fee revenue is recognized.
Non-Operating Gain (Loss)
Non-operating gain (loss) consists primarily of gains or losses recorded on sales of other assets, strategic technology investments and adjustments to the payable to related parties pursuant to the tax receivable agreement.
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
HLA is organized as a limited liability company and treated as a “flow-through” entity for income tax purposes. As a “flow-through” entity, HLA is not subject to income taxes apart from certain U.S. state and local taxes and foreign taxes attributable to its operations in foreign jurisdictions. Any taxable income or loss

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
generated by HLA is passed through to and included in the taxable income or loss of its members, including HLI. As a result, the Company does not record income taxes on pre-tax income or loss attributable to the NCI in the Consolidated Funds and Partnerships and HLA, except for certain U.S. state and local taxes and foreign taxes discussed above. HLI is subject to U.S. federal and applicable state corporate income taxes with respect to its allocable share of any taxable income of HLA.
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
Financial information, annual operational plans and forecasts are reviewed by the CODM at the consolidated entity level. Consolidated net income is the primary measure of performance used by the CODM to establish objectives and allocate resources, with compensation and benefits being reviewed in more detail as a significant expense. Segment profit and loss is presented in the Consolidated Statements of Income, with additional detail provided in Note 11 “Compensation and Benefits” relating to the significant expenses reviewed by the CODM. The measure of segment assets is not regularly presented to the CODM.
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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The below table presents revenues by geographic location:

	Year Ended March 31,
	2026	2025	2024
United States	$310,354	$314,608	$224,700
Other foreign countries(1)	448,639	398,355	329,142
Total revenues(2)	$758,993	$712,963	$553,842
(1) For the years ended March 31, 2026, 2025 and 2024, no individual foreign country had material attributed revenue.
(2) Revenues are attributed to countries based on location of the client or investor.
For the fiscal year ended March 31, 2026, two evergreen Funds accounted for approximately 18% and 15% of the Company’s total revenues, respectively. For the fiscal year ended March 31, 2025, one evergreen fund accounted for approximately 14% of the Company’s total revenues.
Dividends and Distributions
Dividends and distributions are reflected in the consolidated financial statements when declared.
Reclassifications
Certain prior period amounts have been reclassified to conform to current year presentation. These reclassifications did not affect the Company’s consolidated financial position, results of operations, comprehensive income, cash flows, or stockholders’ equity.
On the Consolidated Balance Sheets and Consolidated Statements of Income, Comprehensive Income and Stockholder’s Equity, the Company reclassified “Non-controlling interests in Partnerships” and “Non-controlling interests in Consolidated Funds” into a single line titled “Non-controlling interests in Consolidated Funds and Partnerships”.
In the Investing Activities section of the Consolidated Statements of Cash Flows, the Company reclassified “Purchase of convertible notes” and “Purchase of investments” into a single line item titled “Purchase of convertible notes and investments”.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
3. Revenue
The following tables present revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and advisory fees	2026	2025	2024
Specialized funds	$374,405	$315,214	$261,012
Customized separate accounts	141,535	134,400	128,826
Advisory	20,473	22,806	24,229
Reporting, monitoring, data and analytics	35,766	29,244	24,711
Distribution management	2,170	2,619	5,054
Fund reimbursement revenue	9,867	9,581	8,104
Total management and advisory fees	$584,216	$513,864	$451,936

	Year Ended March 31,
Incentive fees	2026	2025	2024
Specialized funds	146,293	182,092	89,988
Customized separate accounts	24,282	16,204	11,918
Consolidated Funds and Partnerships
Specialized funds	4,202	803	—
Total incentive fees	$174,777	$199,099	$101,906
Strategic Partnership
On November 2, 2025, the Company entered into a long-term strategic partnership (the “Guardian Transaction”) with The Guardian Life Insurance Company of America (“Guardian”). Through this partnership, the Company will oversee Guardian’s existing private equity portfolio and future commitments to private equity for the next 10 years. On December 31, 2025, the Company issued a warrant related to a maximum of 400,000 shares of its Class A common stock (the “Warrant”) to Guardian in a private placement transaction.
On December 31, 2025, the Company recognized an asset of $8,367 recorded in other assets in the Consolidated Balance Sheets, associated with the Warrant shares that were vested and exercisable upon issuance, subject to clawback provisions. The asset, along with the remaining grant date fair value of the Warrant, will be recognized as a reduction of management fee revenue over the contract performance period as the Company provides the related asset management services.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
4. Investments
Investments consist of the following:

	March 31,
	2026	2025
Equity method investments in Funds	$567,888	$453,636
Other equity method investments	—	386
Fair value investments	—	12,190
Measurement alternative investments	206,555	198,142
Total Investments	$774,443	$664,354
Investments of Consolidated Funds and Partnerships consist of the following:

	March 31,
	2026	2025
Equity method investments in Funds	$20,841	$19,292
Fair value investments	505,237	77,408
Total Investments of Consolidated Funds and Partnerships	$526,078	$96,700
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
The Company’s equity method investments in Funds consist of the following types:

	March 31,
	2026	2025
Primary funds	$39,972	$35,251
Secondary funds	70,601	60,545
Direct investment funds	100,116	94,257
Customized separate accounts	163,090	141,088
Evergreen funds	194,109	122,495
Total equity method investments in Funds	$567,888	$453,636
The Company evaluates each of its equity method investments to determine if any were significant pursuant to the requirements of Regulation S-X. As of and for each of the years ended March 31, 2026 and 2025, no individual equity method investment held by the Company met the significance criteria, and, as a result, the Company is not required to present separate financial statements for any of its equity method investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The summarized financial information of the Company’s equity method investments in Funds is as follows:

	March 31,
	2026	2025
Assets
Investments	$59,976,551	$50,486,273
Other assets	2,231,251	1,242,238
Total assets	$62,207,802	$51,728,511
Liabilities and Partners’ Capital
Debt	$369,438	$494,430
Other liabilities	851,571	741,822
Total liabilities	1,221,009	1,236,252
Partners’ capital	60,986,792	50,492,259
Total liabilities and partners’ capital	$62,207,801	$51,728,511

	Year Ended March 31,
	2026	2025	2024
Investment income	$916,410	$870,828	$625,176
Expenses	531,670	487,339	403,517
Net investment income	384,740	383,489	221,659
Net realized and unrealized gain	4,470,303	1,690,743	2,672,499
Net income	$4,855,043	$2,074,232	$2,894,158
Measurement Alternative Investments
The following table summarizes the activity related to the Company’s measurement alternative investments:

	Year Ended March 31,
	2026	2025	2024
Carrying amount, beginning of the year	$198,142	$175,522	$168,732
Adjustments related to equity investments
Purchases	8,000	13,853	6,311
Sales / return of capital	—	—	(176)
Net change in unrealized gain (loss)[1]	413	8,767	1,177
Net realized loss	—	—	(522)
Carrying amount, end of year	$206,555	$198,142	$175,522
(1) Net change in unrealized gain (loss) consists of fair value adjustments for observable price changes of identical or similar investments.
The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s measurement alternative investments:

	As of March 31,
	2026	2025	2024
Cumulative gross unrealized gains	$79,414	$79,002	$70,235
Cumulative gross unrealized losses	$(43,289)	$(43,289)	$(43,289)

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
5. Fair Value Measurement
The following tables summarize the Company’s financial assets and financial liabilities recorded at fair value by fair value hierarchy level:

	As of March 31, 2026
	Level 1	Level 2	Level 3	NAV (1)	Total
Financial assets:
Consolidated Funds
Fair value investments	107,379	—	6,305	391,553	505,237
Total financial assets	$107,379	$—	$6,305	$391,553	$505,237

	As of March 31, 2025
	Level 1	Level 2	Level 3	NAV (1)	Total
Financial assets:
Fair value investments	$—	$—	$12,190	$—	$12,190
Consolidated Funds
Fair value investments	—	—	3,916	73,492	77,408
Total financial assets	$—	$—	$16,106	$73,492	$89,598

Financial liabilities:
Secured financing(2)	$—	$—	$12,190	$—	$12,190
Total financial liabilities	$—	$—	$12,190	$—	$12,190
(1) The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.
(2) Secured financing is recorded within other liabilities in the Consolidated Balance Sheets.
The following table lists information regarding all investments recorded at estimated fair value based upon the NAV:

	As of March 31,
	2026		2025
	Fair Value	Unfunded Commitment	Fair Value	Unfunded Commitment
Direct investment funds	$54,138	$8,097	$13,698	$1,232
Secondary funds	337,415	65,428	59,794	11,126
	$391,553	$73,525	$73,492	$12,358
The investments valued under NAV can only be redeemed through distributions received from the liquidation of the underlying investments, and the timing of distributions is currently indeterminable.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The following is a reconciliation of fair value investments for which significant unobservable inputs (Level 3) were used in determining value:

	Private equity funds	Direct equity investments	Total investments
Balance as of March 31, 2024	$5,519	$7,552	$13,071
Contributions	—	—	—
Distributions	(452)	—	(452)
Net (loss) gain	(802)	373	(429)
Transfer in	—	—	—
Transfer out	—	—	—
Balance as of March 31, 2025	$4,265	$7,925	$12,190
Contributions	9	—	9
Distributions	(15)	(371)	(386)
Net gain (loss)	165	(1,201)	(1,036)
Transfer in	—	—	—
Transfer out(1)	(4,424)	(6,353)	(10,777)
Balance as of March 31, 2026	$—	$—	$—
(1) During the quarter ended March 31, 2026, the Company fully derecognized the investments held as collateral and related Secured financing liability that was previously recorded within other assets and liabilities, respectively in the Consolidated Balance Sheets.
The following is a reconciliation of investments held by the Company’s Consolidated Funds for which significant unobservable inputs (Level 3) were used in determining value:

Direct equity investments
Balance as of March 31, 2024	$—
Contributions	4,391
Distributions	(116)
Net gain	20
Transfer out(1)	(379)
Balance as of March 31, 2025	$3,916
Contributions	11,731
Net gain	25
Transfer out(1) (2)	(9,367)
Balance as of March 31, 2026	$6,305
(1) Transfer out relates to a change in valuation approach on an equity investment from Level 3 to NAV practical expedient based upon the availability of information.
(2) Transfer out relates to deconsolidation of a previously consolidated fund entity which held Level 3 investments.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments used in recurring Level 3 fair value measurements of assets were as follows:

	March 31, 2026
	Fair Value	Valuation Methodology
Investments held by Consolidated Funds
Direct equity investments	$6,305	Recent precedent transactions

	March 31, 2025
	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range			Weighted Average
Private equity funds	$4,265	Adjusted NAV	Selected market return	(1.0)%	—	1.4%	(0.7)%
Direct equity investments	$7,925	Adjusted NAV	Selected market return	0.62%			0.62%
Investments held by Consolidated Funds
Direct equity investments	$3,916	Recent precedent transactions
For the significant unobservable inputs listed in the table above, a significant increase or decrease in the selected market return would result in a significantly higher or lower fair value measurement, respectively.
6. Variable Interest Entities
The Company holds variable interests in entities that are considered VIEs because limited partners or members do not have substantive participating rights to remove the Company as the general partner, managing member and/or investment manager or to terminate the entity without cause by simple majority vote. The Company’s variable interest primarily consist of direct equity interests in the Funds. In these capacities, the Company, generally acts as sponsor of the applicable Funds and has the authority to make all significant investment and operating decisions.
The Company evaluates whether it holds a variable interest in an entity by reviewing its equity ownership and whether the Company absorbs risk created and distributed by the entity. Fees received by the Company are not variable interests when (i) the fees are compensation for services provided and are commensurate with the level of effort required to provide those services, (ii) the service arrangement includes only terms, conditions, or amounts that are customarily present in arrangements for similar services negotiated at arm’s length and (iii) the Company’s other economic interests in the VIE held directly and indirectly through its related parties, as well as economic interests held by related parties under common control, where applicable, would not absorb more than an insignificant amount of the entity’s losses or receive more than an insignificant amount of the entity’s benefits. Evaluation of these criteria requires judgment.

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
VIEs which the Company controls as the primary beneficiary have been consolidated in the Company’s consolidated financial statements. The portion of the consolidated subsidiaries owned by third parties and any related activity is eliminated through non-controlling interests in the Consolidated Balance Sheets and net income attributable to non-controlling interests in the Consolidated Statements of Income.
Consolidated Variable Interest Entities
The Company consolidates general partner entities of certain Partnerships and Consolidated Funds in which it is currently the primary beneficiary, which are not wholly-owned by the Company. The deconsolidations during the years ended March 31, 2026 and 2025 did not impact the Company’s Consolidated Statements of Income.
The following table presents the assets and liabilities of consolidated VIEs that are included in the Consolidated Balance Sheets.

	March 31,
	2026	2025
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	$—	$48,112
Investments	487,357	96,700
Other assets	9,516	460
Total assets	$496,873	$145,272
Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	$55,561	$—
Other liabilities	12,902	922
Total liabilities	$68,463	$922
Non-consolidated Variable Interest Entities
Certain Funds that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. As of each of March 31, 2026 and March 31, 2025, the total remaining unfunded commitments to the non-consolidated VIEs was $185,210 and $185,680, respectively. Investor commitments are the primary source of financing for the non-consolidated VIEs.
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

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
The carrying value of assets and liabilities recognized in the Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	March 31,
	2026	2025
Investments	$284,958	$256,350
Fees receivable	43,607	48,601
Due from related parties	7,573	4,723
Total VIE assets	336,138	309,674
Non-controlling interests	(2,190)	(2,497)
Maximum exposure to loss	$333,948	$307,177

7. Furniture, Fixtures, and Equipment
Furniture, fixtures, and equipment consist of the following:

	March 31,
	2026	2025
Computer hardware and software	$21,703	$18,179
Furniture and fixtures	7,314	7,336
Leasehold improvements	34,303	33,317
Office equipment	4,029	3,965
	67,349	62,797
Less: accumulated depreciation	32,332	25,211
Furniture, fixtures, and equipment, net	$35,017	$37,586
Depreciation expense was $8,413, $7,583 and $6,485 for the years ended March 31, 2026, 2025 and 2024, respectively, and is included in general, administrative and other expenses in the Consolidated Statements of Income.
8. Debt
The Company’s debt consisted of the following:

	As of March 31,
	2026			2025
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term Loan	$84,375	$84,076	5.50%	$93,125	$92,736	6.25%
2020 Multi-Draw Facility	96,250	96,005	3.50%	100,000	99,691	3.50%
Senior Notes	100,000	98,339	5.28%	100,000	97,876	5.28%
Total Debt	$280,625	$278,420		$293,125	$290,303

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
On October 1, 2025, the Company amended its existing 2022 Multi-Draw Term Loan Agreement (as amended, the “2022 Multi-Draw Facility”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). The amendment included a decrease in the aggregate principal amount available to be borrowed from $75,000 to $50,000, modified dates related to principal and interest payments and revised interest rates for borrowings to the greater of the prime rate minus 1.35% or 3.00%. The 2022 Multi-Draw Facility matures on October 1, 2029. As of March 31, 2026 the Company had no outstanding balance under the 2022 Multi-Draw Term Facility
The Term Loan and Security Agreement (as amended, the “Term Loan”) has an $87,500 borrowing capacity, a maturity date of July 1, 2029, and an interest rate of a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. The Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”) has a $50,000 borrowing capacity, a maturity date of October 6, 2027, and an interest rate of a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%, the Company has no outstanding balance under the Revolving Loan Agreement. The 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Facility”) provides for a term loan in the aggregate principal amount of $100,000, has a maturity date of April 1, 2030, and the interest rate is a fixed per annum rate of 3.50%.
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
The aggregate minimum principal payments on the Company’s outstanding debt are due as follows:

For the fiscal year ending March 31,
2027	$21,875
2028	32,500
2029	55,000
2030	158,750
2031	12,500
Thereafter	—
Total	$280,625
The carrying value of the Company’s Term Loan as of each of March 31, 2026 and 2025 approximated fair value. The 2020 multi-draw facility had an estimated fair value of $91,768 and $99,305 as of each of March 31, 2026 and 2025, respectively. The Company’s Senior Notes had an estimated fair value of $94,641 and $99,222 as of each of March 31, 2026 and 2025, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.
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
Shares of Common Stock Outstanding
The following table shows a rollforward of the Company’s common stock outstanding:

	Class A	Class B
March 31, 2023	38,611,919	15,409,507
Shares issued (repurchased) in connection with offerings	1,867,322	(1,744,872)
Shares issued in connection with ESPP	27,179	—
Shares repurchased for employee tax withholdings	(38,557)	—
Forfeitures	(54,595)	—
Restricted stock granted	134,538	—
March 31, 2024	40,547,806	13,664,635
Shares issued (repurchased) in connection with offering	1,562,281	(1,486,223)
Shares issued in connection with ESPP	22,633	—
Shares repurchased for employee tax withholdings	(35,260)	—
Forfeitures	(29,826)	—
Restricted stock granted	1,429,904	—
March 31, 2025	43,497,538	12,178,412
Shares issued (repurchased) in connection with offering	378,705	(341,962)
Shares repurchased and retired	(199,000)	—
Shares issued in connection with ESPP	29,184	—
Shares repurchased for employee tax withholdings	(49,128)	—
Forfeitures	(85,518)	—
Restricted stock granted	125,703	—
March 31, 2026	43,697,484	11,836,450
Income and equity allocations to NCI interests are based upon the relative ownership percentage of the Consolidated Funds and Partnerships held by non-controlling owners. The reallocation adjustment between HLI stockholders’ equity and NCI in HLA relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Share Repurchases
During the three months ended March 31, 2026, the Company repurchased 199,000 shares of its Class A common stock under the Stock Repurchase Program at a weighted-average price of $100.43 per share, for an aggregate purchase price of approximately $19,986 under the Stock Repurchase Program.
HLA Operating Agreement
In accordance with the limited liability company agreement of HLA (the “HLA Operating Agreement”), profits and losses from HLA are allocated on a pro rata basis based upon each member’s economic interests. The HLA Operating Agreement provides that distributions are made on a pro rata basis to pay income taxes owed by the members on their share of HLA’s taxable income. In addition to these tax distributions, HLA made distributions in excess of required tax distributions to members in an aggregate amount of $49,718, $46,383, and $43,053 for the years ended March 31, 2026, 2025, and 2024, respectively.
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
Upon issuance, 150,000 shares of Class A common stock with a weighted average exercise price of $131.56 per share became exercisable. The remaining shares will vest evenly over a 10 year period subject to minimum annual contract commitments.
The fair value of the Warrant was estimated using a Black-Scholes valuation method using the following assumptions:

Closing share price as of grant date	$132.24
Weighted average exercise price	161.46
Risk Free Rate	4.18%
Dividend rate	1.63%
Volatility(1)	35.00%
Expected term	10.2 years
(1)The Company estimates expected volatility based on the historic volatility of its own Class A common stock.
10. Equity Based Compensation
2017 Equity Incentive Plan
The Company has adopted its 2017 Equity Incentive Plan, as amended and restated (the “Plan”), which permits the issuance of up to 10,000,000 shares of Class A common stock, which may be granted as incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, performance stock, restricted stock units or performance stock units. Awards under the Plan generally vest over four to five years, with options expiring not more than ten years from the date of grant, three months after termination of employment or one year after the date of death or termination due to disability of the grantee. As of March 31, 2026, there were 6,057,616 shares of Class A common stock available to grant under the Plan. Pursuant to the terms of the Plan, awards may not be granted after September 5, 2034.
Employee Share Purchase Plan
The Company has adopted its Employee Share Purchase Plan, as amended (“ESPP”), which permits eligible employees to elect to purchase the Company’s Class A common stock via paycheck deductions. The purchase price is 85% of the closing price of the Company’s Class A common stock on the last trading day of each offering period, which begins the first day of each fiscal quarter and ends on the last day of that fiscal quarter. The Company’s initial offering period started January 1, 2019. At inception, there were 1,000,000 shares available for purchase through the ESPP and 805,511 shares were available as of March 31, 2026.
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
A summary of restricted stock activity for the year ended March 31, 2026 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2025	506,550	$114.15
Granted	19,958	$141.73
Vested	(177,986)	$102.50
Forfeited	(29,473)	$124.64
March 31, 2026	319,049	$121.35
The weighted-average grant-date fair value per share of restricted stock awarded during the years ended March 31, 2026, 2025 and 2024 was $141.73, $138.52, and $105.48, respectively. The total fair value of restricted stock that vested during the years ended March 31, 2026, 2025 and 2024 was $19,162, $18,283, and $14,122, respectively. As of March 31, 2026, total unrecognized compensation expense related to restricted stock was $35,190 with a weighted-average amortization period of 2.5 years.
The total tax (expense) benefit recognized from share-based compensation for the years ended March 31, 2026, 2025 and 2024 was $892, $867 and $(125), respectively.
Performance Awards
The Company grants performance stock awards to certain employees that are subject to both a market based vesting and a service-based vesting condition (“Performance Awards”). Holders of Performance Awards do not participate in dividends until both their market-based and service-based vesting requirements have been met. Due to the existence of the service requirements on Performance Awards, compensation expense is recognized ratably over the respective minimum service periods from the grant date through the vesting date. The fair values of Performance Awards are based on a Monte Carlo simulation valuation model.
The Performance Awards granted on September 16, 2025 will vest based upon (i) achieving a compound annual growth rate of total shareholder return of at least 8% as of September 16, 2030 and (ii) continued employment through September 16, 2030.
Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted September 16, 2025:

Grant Date Fair Value	$75.27
Closing share price as of grant date	147.58
Risk Free Rate	3.6%
Volatility(1)	35.0%
Dividend Yield	1.5%
(1) The Company estimates expected volatility based on the historic volatility of its own Class A common stock as well as a portfolio of selected stocks of companies believed to have market and economic characteristics similar to its own.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
A summary of Performance Award activity for the year ended March 31, 2026 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2025	1,616,282	$101.01
Granted	105,745	$75.27
Forfeited	(56,045)	$35.08
March 31, 2026	1,665,982	$101.59
As of March 31, 2026, total estimated unrecognized expense related to the unvested Performance Awards was $113,650.
11. Compensation and Benefits
The Company has recorded the following amounts related to compensation and benefits:

	Year Ended March 31,
	2026	2025	2024
Base compensation and benefits	$228,630	$208,222	$166,394
Incentive fee compensation	20,078	34,868	25,477
Equity-based compensation	50,867	31,407	12,133
Total compensation and benefits	$299,575	$274,497	$204,004
The Company provides defined contribution plans covering eligible employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. The Company makes discretionary and/or matching contributions to the plans, which amounted to $4,101, $3,215 and $4,341 for the years ended March 31, 2026, 2025 and 2024, respectively, and is included in compensation and benefits expense in the Consolidated Statements of Income.
12. Income Tax
The Company’s income before income taxes consisted of the following:

	Year Ended March 31,
	2026	2025	2024
Domestic income before income taxes	$452,327	$353,992	$276,021
Foreign income before income taxes	10,596	8,285	5,640
Total income before income taxes	$462,923	$362,277	$281,661

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Components of income tax expense consist of the following:

	Year Ended March 31,
	2026	2025	2024
Current:
Federal	$39,823	$27,768	$31,551
State and local	3,498	5,619	4,395
Foreign	3,636	3,041	1,811
Total current income tax expense	$46,957	$36,428	$37,757
Deferred:
Federal	$17,955	$14,144	$13,148
State and local	9,921	(1,760)	3,556
Foreign	370	(303)	(7)
Total deferred income tax expense	28,246	12,081	16,697
Total income tax expense	$75,203	$48,509	$54,454
The Company adopted ASU 2023-09 on a prospective basis. See Note 2 - Summary of Significant Accounting Policies for additional details on the adoption of ASU 2023-09. A reconciliation of the U.S. federal statutory income tax rate to the Company's effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended March 31, 2026 is as follows:

	Amount	ETR
U.S. Federal Statutory Tax Rate	$97,214	21.0%
State and Local Income Tax, Net of Federal (National) Income Tax Effect(1)	10,382	2.2%
Foreign Tax Effects
Other Jurisdictions	1,692	0.4%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period
Effect of Cross-Border Tax Laws	2,637	0.6%
Tax Credits	(1,500)	(0.3)%
Changes in Valuation Allowances	(6,605)	(1.4)%
Nontaxable or Nondeductible Items
NCI	(29,093)	(6.3)%
Other	355	0.1%
Other Adjustments	121	—%
Effective tax rate	$75,203	16.3%
(1)State taxes in CA, NY and PA made up the majority (greater than 50 percent) of the tax effect in this category.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2025	2024
Federal tax at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	1.2%	2.8%
NCI	(5.6)%	(6.4)%
Valuation allowance	(4.4)%	1.6%
Other	1.2%	0.3%
Effective tax rate	13.4%	19.3%
The significant components of deferred tax assets are as follows:

	Year Ended March 31,
	2026	2025
Basis difference in HLA	$306,551	$329,129
Tax Receivable Agreement	54,743	57,255
Valuation allowance	(69,565)	(79,432)
State taxes	—	394
Other	1,363	1,179
Total deferred tax assets	$293,092	$308,525
As of March 31, 2026 and 2025, the Company did not have net operating loss carryforwards.
In connection with the September 2025 Offering and related unit exchanges, the Company recorded a deferred tax asset of $12,402, presented net of a valuation allowance of $1,584 for the portion of tax benefits for which realization is not more likely than not. In conjunction with this recognition, the Company also recorded a payable to related parties of $10,280 pursuant to the tax receivable agreement, recognized through equity.
The Company believes it is more likely than not that the deferred tax assets (except those identified above) will be realized based on the Company’s forecasted income. The net change in the valuation allowance was a decrease of $9,867.
As of March 31, 2026, 2025, and 2024, the Company had no unrecognized tax positions. The Company does not expect any material increase or decrease in its gross unrecognized tax positions during the next twelve months. If and when the Company does record unrecognized tax positions in the future, any interest and penalties related to unrecognized tax positions will be recorded in the income tax expense line in the Consolidated Statements of Income.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of March 31, 2026, the Company’s federal income tax returns from 2022 remain open and are subject to examination.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)

Pursuant to the disclosure requirements of ASU 2023-09, the following table summarizes income taxes paid (net of refunds) exceeding five percent of total income taxes paid (net of refunds) in the following jurisdictions:

Year Ended March 31, 2026
U.S. Federal	$44,501
U.S. State and Local	6,363
Foreign	3,569
Total income taxes paid (net of refunds)	$54,433
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced the intent to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. As of March 31, 2026, the Company is not subject to the Pillar Two model rules and will continue to monitor legislative developments and the potential impact on future periods.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States. The OBBBA contains several provisions revising the U.S. federal corporate income tax by, among other things, extending many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifying the international tax framework, and restoring favorable tax treatment for certain business provisions. As of March 31, 2026, the OBBBA did not have a material impact on the Company’s income tax expense.
Tax Receivable Agreement
The Company has recorded a payable to related parties pursuant to the tax receivable agreement of $235,425 and $240,648 as of March 31, 2026 and 2025, respectively. Payments of $12,000 and $11,924 were made during the years ended March 31, 2026 and 2025, respectively. In the event that the valuation allowance related to tax benefits associated with the tax receivable agreement is released in a future period, an additional estimated payable of $28,943 will be due.
13. Earnings per Share
The following table presents the basic earnings per share (“EPS”) for a share of Class A common stock:

	Year Ended March 31,
	2026	2025	2024
Net income attributable to HLI	$249,180	$217,417	$140,858
Weighted Average Shares	41,605,636	39,922,212	37,858,177
Basic EPS of Class A common stock	$5.99	$5.45	$3.72
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
The following table presents the diluted EPS for a share of Class A common stock:

	Year Ended March 31,
	2026	2025	2024
Numerator
Net income attributable to Class A common stockholders - basic	$249,180	$217,417	$140,858
Adjustments to net income:
Assumed vesting of employee awards	567	544	90
Assumed conversion of Class B and Class C units	72,665	—	58,209
Net income attributable to Class A common stockholders	$322,412	$217,961	$199,157
Denominator
Weighted-average shares of Class A common stock outstanding - basic	41,605,636	39,922,212	37,858,177
Assumed vesting of employee awards	421,111	385,606	82,742
Assumed conversion of Class B and Class C units	12,442,646	—	15,961,548
Weighted-average shares of Class A common stock outstanding	54,469,393	40,307,818	53,902,467
Diluted EPS of Class A common stock	$5.92	$5.41	$3.69
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
The following table presents the weighted-average Performance Awards and the Warrant shares excluded from diluted EPS that would have been antidilutive or for which the market or performance conditions have not been achieved as of the period reported:

	Year Ended March 31,
	2026	2025	2024
Performance Awards	1,346,727	774,359	528,282
Warrant Shares	99,726	—	—
Outstanding Class B and C units of HLA	—	14,016,324	—
14. Related-Party Transactions
The Company considers its employees, directors, and equity method investments to be related parties.
Revenue and Receivables
The Company has investment management agreements with various specialized funds and customized separate accounts that it manages. The Company earned management and advisory fees from Funds of $481,400, $412,952, and $350,792 for the years ended March 31, 2026, 2025 and 2024, respectively. The Company earned incentive fees from Funds of $168,731, $193,657, and $97,860 for the years ended March 31, 2026, 2025 and 2024, respectively.
Fees receivable from the Funds were $132,154 and $156,776 as of March 31, 2026 and 2025, respectively, and are included in fees receivable in the Consolidated Balance Sheets.

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
Sale of Consolidated Fund
On October 23, 2025, the Company completed the sale of its interests in a wholly-owned Consolidated Fund to a Fund that the Company manages for $92,278 in cash. As a result of the sale, the Company derecognized all of the assets and liabilities of the Consolidated Fund, including $70,143 of cash held by the Consolidated Fund, during the year ended March 31, 2026. After the deconsolidation, the Company did not retain an equity interest but remains the investment manager of the fund.
15. Supplemental Cash Flow

	Year Ended March 31,
	2026	2025	2024
Cash paid during the year for interest	$11,850	$10,399	$11,049
Cash paid during the year for income taxes	$54,433	$27,036	$39,758
Non-cash operating activities:
Establishment of lease liability in exchange for ROU asset	$7,030	$5,087	$5,903
Deconsolidation of net (assets)/ liabilities held by deconsolidated fund	$6,042	$(3,568)	$6,095
Other	$—	$311	$—
Non-cash investing activities:
Investments purchased by Consolidated Fund not yet paid	$(5,800)	$—	$—
Deconsolidation of investments held by deconsolidated fund	$23,846	$9,758	$103,990
Transfer of equity method investment in Funds from deconsolidated fund	$12,324	$27,240	$32,018
Conversion of note receivable	$—	$2,161	$—
Purchase of other equity method investment	$—	$—	$2,000
Non-cash financing activities:
Establishment of payable to related parties pursuant to tax receivable agreement	$10,280	$49,029	$37,526
Dividends declared but not paid	$22,520	$20,233	$17,628
Members’ distributions declared but not paid	$27,066	$26,810	$23,815
Warrant related asset	$8,367	$—	$—

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
Incentive Fees
The Funds have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,546,358 and $1,260,277, net of amounts attributable to NCI, at March 31, 2026 and 2025, respectively.
If the Company ultimately receives the unrecognized carried interest, a total of $386,589 and $315,069 as of March 31, 2026 and 2025, respectively, would potentially be payable to certain employees and third parties

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Consolidated Balance Sheets or Consolidated Statements of Income as the payment is not yet probable.

Leases
The Company’s leases consist primarily of operating leases for office space and office equipment in various locations around the world, which have remaining lease terms of one year to 12 years. Some leases have the option to extend for an additional term or terminate early. Short-term lease costs are not material.
The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Year Ended March 31,
	2026	2025	2024
Operating lease costs	$9,512	$9,275	$8,972
Variable lease costs	$2,220	$1,961	$1,442
Cash paid for amounts included in the measurement of operating lease liabilities	$9,518	$9,012	$8,995

Weighted average remaining lease term (in years)	10.5	11.6	12.6
Weighted average discount rate	3.6%	3.5%	3.5%
As of March 31, 2026, the maturities of operating lease liabilities were as follows:

For the fiscal year ending March 31,
2027	$9,673
2028	9,225
2029	8,552
2030	8,074
2031	7,429
Thereafter	48,600
Total lease payments	$91,553
Less: imputed interest	(13,494)
Total operating lease liabilities	$78,059
Commitments
The Company serves as the investment manager of the Funds. The general partner or managing member of each Fund is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Funds was $272,151 and $312,215 as of March 31, 2026 and 2025, respectively.
In connection with certain of the Company’s strategic technology investments, a percentage of realized gains will be paid to one of the Company’s Co-CEOs for overseeing the initial investments and up to 15% may be paid as a discretionary bonus to other employees as those gains are realized. The Company has an unrealized net gain on strategic investments of $34,086 as of March 31, 2026.
The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Funds as individual limited partners (“LPs”). The employees also have an option

Hamilton Lane Incorporated
Notes to Consolidated Financial Statements
(In thousands, except share and per share amounts)
to enter into a loan agreement with a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of March 31, 2026 and 2025, the total amount of outstanding loans at the third-party lender under the EIP was $1,663 and $1,280, respectively, and the Company believes the risk of default by an employee to be remote.
17. Subsequent Event
On May 21, 2026, the Company announced a quarterly dividend of $0.60 per share of Class A common stock to record holders at the close of business on June 18, 2026. The payment date will be July 7, 2026.

On May 21, 2026, the Company announced that its board of directors had approved an increase in the authorization under its stock repurchase program to permit the Company to purchase up to $100,000 of Class A common stock, net of amounts already repurchased under the pre-existing authorization, with no share count or duration limitations. As of May 21, 2026, the total amount outstanding under the Company’s stock repurchase authorization was approximately $80,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of March 31, 2026. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2026.
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
Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026.
Attestation Report of the Registered Public Accounting Firm
Ernst & Young LLP, an independent registered public accounting firm, has issued an unqualified attestation report on the effectiveness of our internal control over financial reporting as of March 31, 2026, which is included in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Trading Arrangements
During the three months ended March 31, 2026, none of the Company’s directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to, and will be contained in, our definitive proxy statement, to be filed no later than 120 days after the end of our fiscal year ended March 31, 2026 in connection with our 2026 annual meeting of stockholders (the “Proxy Statement”) under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance” and “Delinquent Section 16(a) Reports”, if any. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to, and will be contained in, the Proxy Statement, under the headings “Corporate Governance”, “Executive Compensation” and “Director Compensation”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to, and will be contained in, the Proxy Statement under the headings “Ownership of Common Stock” and “Equity Compensation Plan Information”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to, and will be contained in, the Proxy Statement under the headings “Certain Relationships and Related-Party and Other Transactions” and “Corporate Governance”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to, and will be contained in, the Proxy Statement under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm”. Accordingly, we have omitted the information from this Item pursuant to General Instruction G(3) of Form 10-K.

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

3. Exhibits. See Exhibit Index.

Item 16. Form 10-K Summary
Omitted at the Company’s option.

Exhibit Index

		Incorporated By Reference			Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23
4.1	Description of Common Stock of Hamilton Lane Incorporated	10-K	4.1	5/30/19
4.2	Form of 5.28% senior notes due October 15, 2029 (included in Exhibit 10.42)	8-K	4.1	10/11/24
4.3	Form of Warrant	10-Q	4.1	11/4/25
10.1	Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of March 6, 2017, by and among Hamilton Lane Advisors, L.L.C. and its members	8-K	10.1	3/10/17
10.2	Amendment No. 1 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of February 26, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	S-1	10.2	2/26/18
10.3	Amendment No. 2 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of June 13, 2018, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.3	6/14/18
10.4	Amendment No. 3 to the Fourth Amended and Restated Limited Liability Company Agreement of Hamilton Lane Advisors, L.L.C., dated as of May 24, 2023, by and among Hamilton Lane Advisors, L.L.C. and its members	10-K	10.4	5/25/23
10.5	Tax Receivable Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.2	3/10/17
10.6	Amendment No. 1 to Tax Receivable Agreement, dated December 31, 2020, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and each of the other persons and entities party thereto	10-Q	10.1	2/2/21
10.7	Exchange Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	8-K	10.3	3/10/17

		Incorporated By Reference			Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date
10.8	Amendment No. 1 to the Exchange Agreement, dated as of February 6, 2018, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C., and each of the other persons and entities party thereto	10-Q	10.3	2/9/18
10.9	Registration Rights Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated and the other persons party thereto	8-K	10.4	3/10/17
10.10	Stockholders Agreement, dated as of March 6, 2017, by and among Hamilton Lane Incorporated, Hamilton Lane Advisors, L.L.C. and the other persons and entities party thereto	8-K	10.5	3/10/17
10.11†	Amended and Restated Hamilton Lane Incorporated 2017 Equity Incentive Plan	DEF 14A	Appendix B	7/25/24
10.12†	Form of Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	S-1/A	10.7	2/16/17
10.13†	Form of Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan	8-K	10.2	9/5/24
10.14†	Form of Director Restricted Stock Award Agreement under the 2017 Equity Incentive Plan	10-Q	10.1	2/9/18
10.15†	Form of Director Restricted Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan	8-K	10.3	9/5/24
10.16†	Form of Non-Qualified Stock Option Agreement under the 2017 Equity Incentive Plan	S-1/A	10.8	2/16/17
10.17†	Form of Performance Stock Award Agreement under the Hamilton Lane Incorporated 2017 Equity Incentive Plan	8-K	10.3	9/22/22
10.18†	Form of Performance Stock Award Agreement under the Amended and Restated 2017 Equity Incentive Plan	8-K	10.4	9/5/24
10.19†	Form of Performance Stock Award Agreement under the Amended and Restated 2017 Equity Incentive (CAGR TSR)	10-Q	10.2	11/4/25
10.20†	Hamilton Lane Advisors, L.L.C. 2016 Carried Interest Plan (amended and restated, effective as of January 1, 2018)	10-Q	10.2	8/9/18
10.21†	Amended and Restated Hamilton Lane Incorporated Employee Share Purchase Plan	10-Q	10.2	2/3/26
10.22†	Form of Indemnification Agreement between Hamilton Lane Incorporated and certain of its directors and officers	S-1/A	10.9	2/16/17

		Incorporated By Reference			Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date
10.23○	Term Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.1	8/6/24
10.24	First Amendment to Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	3/25/20
10.25	Second Amendment to Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.1	11/4/20
10.26	Third Amendment to Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	4/27/21
10.27○	Fourth Amendment to Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/26/22
10.28○	Fifth Amendment to Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.5	10/11/24
10.29○	Revolving Loan and Security Agreement, dated August 23, 2017, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.2	8/6/24
10.30	First Amendment to Revolving Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.3	3/25/20
10.31	Second Amendment to Revolving Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.2	11/4/20
10.32○	Third Amendment to Revolving Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/26/22
10.33○	Fourth Amendment to Revolving Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/11/24
10.34○	Multi-Draw Term Loan and Security Agreement, dated March 24, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	3/25/20

		Incorporated By Reference			Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date
10.35	First Amendment to Multi-Draw Term Loan and Security Agreement, dated September 30, 2020, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	10-Q	10.3	11/4/20
10.36	Second Amendment to Multi-Draw Term Loan and Security Agreement, dated April 22, 2021, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.2	4/27/21
10.37	Third Amendment to Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.4	10/26/22
10.38○	Fourth Amendment to Multi-Draw Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.3	10/11/24
10.39○	Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, by and between First Republic Bank and Hamilton Lane Advisors, L.L.C.	8-K	10.1	10/26/22
10.40○	First Amendment to Multi-Draw Term Loan and Security Agreement, dated October 7, 2024, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.	8-K	10.2	10/11/24
10.41○	Multi-Draw Term Loan and Security Agreement, dated October 20, 2022, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C. (conformed through Second Amendment)	8-K	10.1	10/6/25
10.42○	Note Purchase Agreement, dated October 8, 2024, among Hamilton Lane Advisors, L.L.C. and the purchasers party thereto	8-K	10.1	10/11/24
10.43†	Employment Agreement, effective as of May 23, 2016, by and between Hamilton Lane (Hong Kong) Limited and Juan Delgado-Moreira	10-K	10.12	6/27/17
10.44○	Investment Agreement, dated March 29, 2021, by and between Russell Investments Group, Ltd. and Hamilton Lane Advisors, L.L.C.	10-K	10.31	5/27/21
19.1	Hamilton Lane Incorporated Insider Trading Policies and Procedures				X
21.1	List of Subsidiaries				X
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

		Incorporated By Reference			Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Hamilton Lane Incorporated Compensation Recovery Policy	10-K	97.1	5/23/24
101.INS	Inline XBRL Instance Document				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				X

† Indicates a management contract or compensatory plan or arrangement.
○ Confidential information in this exhibit has been omitted.
‡ Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of May, 2026.

HAMILTON LANE INCORPORATED

By:	/s/ Erik R. Hirsch
Name: Erik R. Hirsch
Title: Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on this 21st day of May, 2026.

Signature	Title

/s/ Hartley R. Rogers	Executive Co-Chairman and Chairman of the Board of Directors
Hartley R. Rogers

/s/ Erik R. Hirsch	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Erik R. Hirsch

/s/ Juan Delgado-Moreira	Co-Chief Executive Officer and Director (Co-Principal Executive Officer)
Juan Delgado-Moreira

/s/ Jeffrey Armbrister	Chief Financial Officer and Treasurer (Principal Financial Officer)
Jeffrey Armbrister

/s/ Drew T. Carl	Chief Accounting Officer (Principal Accounting Officer)
Drew T. Carl

/s/ David J. Berkman	Director
David J. Berkman

/s/ R. Vann Graves	Director
R. Vann Graves

/s/ O. Griffith Sexton	Director
O. Griffith Sexton

/s/ Leslie F. Varon	Director
Leslie F. Varon