Form 10-Q
period 2026-06-30
Hamilton Lane INC
filed 2026-08-04
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of July 31, 2026, there were 43,349,167 shares of the registrant’s Class A common stock, par value $0.001, and 11,761,471 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
The foregoing list of factors is not exhaustive and should be read in conjunction with the other cautionary statements that are included herein and in our other periodic filings. For more information regarding these risks and uncertainties as well as additional risks we face, you should refer to the “Risk Factors” detailed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (our “2026 Form 10-K”) and in our subsequent reports filed from time to time with the SEC, which are accessible on the SEC’s website at www.sec.gov. The forward-looking statements included in this Form 10-Q are made only as of the date we filed this report. We undertake no obligation to update or revise any forward-looking statement as a result of new information or future events, except as otherwise required by law.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	June 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$337,018	$360,955
Restricted cash	8,002	8,008
Fees receivable	228,014	151,824
Prepaid expenses	11,064	13,783
Due from related parties	23,634	23,831
Furniture, fixtures and equipment, net	34,623	35,017
Lease right-of-use assets, net	74,072	61,405
Investments	776,491	774,443
Deferred income taxes	284,246	293,092
Other assets	51,034	43,336
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	4,706	2,941
Investments	703,323	526,078
Other assets	2,520	10,183
Total assets	$2,538,747	$2,304,896
Liabilities and equity
Accounts payable	5,203	5,659
Accrued compensation and benefits	84,712	84,154
Accrued members’ distributions	29,670	27,066
Accrued dividend	24,692	22,520
Debt	274,199	278,420
Payable to related parties pursuant to tax receivable agreement	233,474	235,425
Lease liabilities	90,591	78,059
Other liabilities	58,398	36,724
Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	14,349	55,561
Other liabilities	31,338	14,769
Total liabilities	$846,626	$838,357

Commitments and contingencies (Note 15)

Class A common stock, $0.001 par value, 300,000,000 authorized; 43,349,235 and 43,697,484 issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	43	44
Class B common stock, $0.001 par value, 50,000,000 authorized; 11,836,450 and 11,836,450 issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	12	12
Additional paid-in-capital	268,130	299,313
Accumulated other comprehensive income	638	1,170
Retained earnings	670,462	614,693
Total Hamilton Lane Incorporated stockholders’ equity	$939,285	$915,232
Non-controlling interests in Consolidated Funds and Partnerships	525,318	330,893
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	227,518	220,414
Total equity	$1,692,121	$1,466,539
Total liabilities and equity	$2,538,747	$2,304,896
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,
	2026	2025
Revenues
Management and advisory fees	$161,367	$133,696
Incentive fees	113,964	42,262
Total revenues	275,331	175,958
Expenses
Compensation and benefits	107,664	69,556
General, administrative and other	38,207	28,943
Consolidated Funds and Partnerships:
General, administrative and other	2,989	484
Total expenses	148,860	98,983
Other income (expense)
Equity in income of investees	3,035	9,439
Interest expense	(3,497)	(3,856)
Interest income	3,180	2,794
Non-operating (loss) gain, net	(595)	447
Consolidated Funds and Partnerships:
Equity in (loss) income of investees	(369)	871
Net gain on investments	20,812	8,539
Interest income	930	240
Total other income (expense)	23,496	18,474
Income before income taxes	149,967	95,449
Income tax expense	25,083	18,379
Net income	124,884	77,070
Less: Income attributable to non-controlling interests in Consolidated Funds and Partnerships	13,635	1,604
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	30,788	21,721
Net income attributable to Hamilton Lane Incorporated	$80,461	$53,745

Basic earnings per share of Class A common stock	$1.94	$1.30
Diluted earnings per share of Class A common stock	$1.93	$1.28
Dividends declared per share of Class A common stock	$0.60	$0.54
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2026	2025
Net income	$124,884	$77,070
Other comprehensive income, net of tax
Foreign currency translation	(1,106)	367
Total other comprehensive income, net of tax	$(1,106)	$367
Comprehensive income	123,778	77,437
Less:
Comprehensive income attributable to non-controlling interests in Consolidated Funds and Partnerships	13,219	1,604
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	30,630	21,807
Total comprehensive income attributable to Hamilton Lane Incorporated	$79,929	$54,026
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Consolidated Funds and Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2026	$44	$12	$299,313	$1,170	$614,693	$330,893	$220,414	$1,466,539
Net income	—	—	—	—	80,461	13,635	30,788	124,884
Other comprehensive income	—	—	—	(532)	—	(416)	(158)	(1,106)
Equity-based compensation	—	—	9,964	—	—	—	2,943	12,907
Customer incentive warrant	—	—	217	—	—	—	64	281
Purchase and retirement of Class A stock for tax withholding	—	—	(482)	—	—	—	(142)	(624)
Dividends declared	—	—	—	—	(24,692)	—	—	(24,692)
Capital (distributions to) contributions from non-controlling interests, net	—	—	—	—	—	181,206	—	181,206
Member distributions	—	—	—	—	—	—	(18,093)	(18,093)
Employee Share Purchase Plan share issuance	—	—	632	—	—	—	187	819
Shares repurchased and retired	(1)	—	(38,600)	—	—	—	(11,399)	(50,000)
Equity reallocation between controlling and non-controlling interests	—	—	(2,914)	—	—	—	2,914	—
Balance at June 30, 2026	$43	$12	$268,130	$638	$670,462	$525,318	$227,518	$1,692,121

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Consolidated Funds and Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2025	$43	$12	$261,856	$(141)	$455,511	$29,883	$176,731	$923,895
Net income	—	—	—	—	53,745	1,604	21,721	77,070
Other comprehensive income	—	—	—	281	—	—	86	367
Equity-based compensation	—	—	9,804	—	—	—	2,995	12,799
Purchase and retirement of Class A stock for tax withholding	—	—	(5)	—	—	—	(2)	(7)
Dividends declared	—	—	—	—	(22,342)	—	—	(22,342)
Capital contributions from non-controlling interests, net	—	—	—	—	—	15,506	—	15,506
Member distributions	—	—	—	—	—	—	(13,058)	(13,058)
Employee Share Purchase Plan share issuance	1	—	624	—	—	—	191	816
Equity reallocation between controlling and non-controlling interests	—	—	(588)	—	—	—	588	—
Balance at June 30, 2025	$44	$12	$271,691	$140	$486,914	$46,993	$189,252	$995,046

See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2026	2025
Operating activities:
Net income	$124,884	$77,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,528	2,528
Change in deferred income taxes	8,846	6,555
Change in payable to related parties pursuant to tax receivable agreement	(1,951)	—
Equity-based compensation	12,907	12,799
Change in customer incentive asset	1,077	—
Equity in income of investees	(3,035)	(9,439)
Net realized loss on sale of investments	391	—
Fair value adjustment of other investments	—	(413)
Proceeds received from Funds	8,049	10,141
Non-cash lease expense	2,318	2,734
Other	196	321
Changes in operating assets and liabilities:
Fees receivable	(76,190)	23,350
Prepaid expenses	2,719	663
Due from related parties	197	(3,876)
Other assets	(280)	(1,423)
Accounts payable	(456)	1,039
Accrued compensation and benefits	558	15,652
Lease liability	(2,454)	(2,277)
Other liabilities	12,128	2,327
Consolidated Funds and Partnerships:
Net gain on investments	(20,004)	(8,574)
Equity in loss (income) of investees	369	(871)
Change in other assets and liabilities	4,353	626
Net cash provided by operating activities	$77,150	$128,932
Investing activities:
Purchase of furniture, fixtures and equipment	$(1,801)	$(1,344)
Distributions received from Funds	23,591	2,355
Contributions to Funds	(29,534)	(13,202)
Consolidated Funds and Partnerships:
Purchase of investments	(148,088)	(81,616)
Distributions received from investments	8,906	—
Net cash used in investing activities	$(146,926)	$(93,807)

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2026	2025
Financing activities:
Repayments of long-term debt	(4,375)	(1,875)
Shares repurchased and retired	(50,000)	—
Repurchase of Class A common stock for employee tax withholding	(624)	(7)
Proceeds received from issuance of shares under Employee Share Purchase Plan	819	816
Dividends paid	(22,520)	(20,233)
Members’ distributions paid	(15,489)	(16,023)
Consolidated Funds and Partnerships:
Contributions from non-controlling interests in Consolidated Fund Partnerships	140,487	40,675
Distributions to non-controlling interests in Consolidated Fund Partnerships	(494)	(92)
Net cash provided by financing activities	$47,804	$3,261
Effect of exchange rate changes on cash and cash equivalents	(206)	147
(Decrease) increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	(22,178)	38,533
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at beginning of the period	371,904	283,604
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at end of the period	$349,726	$322,137

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Funds and Partnerships to the Condensed Consolidated Balance Sheets:
	As of June 30,
	2026	2025
Cash and cash equivalents	$337,018	$263,347
Restricted cash	8,002	6,257
Cash and cash equivalents held at Consolidated Funds and Partnerships	4,706	52,533
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	$349,726	$322,137
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization
Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and, through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest (“NCI”) related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of June 30, 2026 and March 31, 2026, HLI held approximately 77.0% and 77.3%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.
HLA is a registered investment advisor with the United States Securities and Exchange Commission (“SEC”), providing asset management and advisory services to design, build and manage private markets portfolios. HLA generates revenues primarily from management and advisory fees, comprised of specialized fund and customized separate account management fees, advisory and reporting fees and distribution management fees and, to a lesser extent, incentive fees, comprised of carried interest earned from specialized funds and certain customized separate accounts structured as single-client funds in which the Company has a general partner commitment, and performance fees earned on certain other specialized funds and customized separate accounts. HLA sponsors the formation, and serves as the general partner, managing member and/or investment manager, of various specialized funds and certain single client separate account entities (“Funds”) that acquire interests in third-party managed investment funds that make private markets and related investments or otherwise invest directly in such investments. The Company, which includes certain subsidiaries that serve as the general partner or managing member of the Funds, may invest its own capital in the Funds and generally makes all investment and/or operating decisions for the Funds. HLA operates several wholly owned entities through which it conducts its foreign operations.
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information including the accounts of the Company, its wholly owned subsidiaries, and entities that the Company controls, for which all intercompany transactions and balances have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending March 31, 2027. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Consolidation
The Company consolidates general partnerships and subsidiaries that are wholly owned. Additionally, the Company consolidates Funds (“Consolidated Funds”) and general partner entities that are not wholly-owned (“Partnerships”) over which it exercises control either by holding majority voting interests or as the primary beneficiary, possessing both decision making authority and the right to receive economic benefits. The Consolidated Funds and Partnerships are included in the Company’s condensed consolidated financial statements. The portion of the Consolidated Funds and Partnerships owned by third parties is presented as non-controlling interests in the Condensed Consolidated Balance Sheets and income attributable to non-controlling interests in the Condensed Consolidated Statements of Income.
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
Categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. For a portion of the Company’s investments, net asset value per share (“NAV”) (or its equivalent) is utilized to measure fair value. These investments are considered investment companies, or are the equivalent of investment companies, as they carry all investments at fair value, with unrealized gains and losses resulting from changes in fair value reflected in earnings. Investments valued using NAV are excluded from the fair value hierarchy. See Note 5 for further information.
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
Recent Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06 - Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments in this ASU incorporate 14 of the 27 disclosure requirements published in SEC Release No. 33-10532 - Disclosure Update and Simplification into various topics within the Accounting Standards Codification. The amendments represent clarifications to, or technical corrections of, current requirements. For SEC registrants, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. Early adoption is prohibited. The amendments will be applied prospectively to the condensed consolidated financial statements. If the SEC does not remove the applicable disclosure requirements by June 30, 2027, the related amendments will not become effective. The Company is currently assessing the impact of the new requirements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Reporting Comprehensive Income - Income-Expense Disaggregation Disclosures, which requires public companies to disclose, in interim and annual reporting periods, additional information about certain expenses in the notes to the financial statements. The amendments in this ASU will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective basis or retrospective basis. The Company is currently assessing the impact of the new requirements.
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which modernizes accounting guidance for internal-use software costs. The updated standard reflects current development practices, including agile methodologies, by removing references to “development stages” and clarifying that capitalization begins when management authorizes and commits to funding for a software project, and it is probable the project will be completed and perform its intended function as intended. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the new requirements.
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
On the Condensed Consolidated Statements of Income, Comprehensive Income and Stockholders’ Equity, the Company reclassified “Non-controlling interests in Partnerships” and “Non-controlling interests in Consolidated Funds” into a single line titled “Non-controlling interests in Consolidated Funds and Partnerships”.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

3. Revenue
The following tables present revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and advisory fees	2026	2025
Specialized funds	$108,819	$82,745
Customized separate accounts	34,690	34,575
Advisory	4,555	5,486
Reporting, monitoring, data and analytics	9,908	8,394
Distribution management	257	975
Fund reimbursement revenue	3,138	1,521
Total management and advisory fees	$161,367	$133,696

	Three Months Ended June 30,
Incentive fees	2026	2025
Specialized funds	$107,557	$38,209
Customized separate accounts	6,407	4,053
Total incentive fees	$113,964	$42,262
Customer Incentive
In connection with the launch of a newly created evergreen fund, the Company established an investor incentive program under which certain investors who subscribed during the Fund’s initial offering period are eligible to receive additional Fund shares. During the initial offering period, the Company purchased Fund shares that may be distributed under the program and continues to hold such shares as part of its investment in the Fund. Eligible investors may receive additional shares in three annual installments following the close of the initial offering period, subject to continued satisfaction of specified retention requirements. Any shares forfeited by investors will be retained by the Company. During the three months ended June 30, 2026, the Company recognized an asset of $9,546 recorded in other assets in the Condensed Consolidated Balance Sheets, associated with the Fund shares expected to meet retention requirements. The Company accounts for the program as consideration payable to customers, which is recognized as a reduction of management fee revenue over the three year installment period.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

4. Investments
Investments consist of the following:

	June 30, 2026	March 31, 2026
Equity method investments in Funds	$569,269	$567,888
Measurement alternative investments	207,222	206,555
Total investments	$776,491	$774,443

Investments of Consolidated Funds and Partnerships consist of the following:

	June 30, 2026	March 31, 2026
Equity method investments in Funds	$19,961	$20,841
Fair value investments	683,362	505,237
Total Investments of Consolidated Funds and Partnerships	$703,323	$526,078
Equity method investments
The Company’s equity method investments in Funds represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments vary by Fund. The Company has a 1% interest in substantially all of the Funds. The Company’s other equity method investments represented its ownership in a technology company to develop an AI-powered investment assistant for private markets.
Fair value investments
The Company’s fair value investments represent investments held by Consolidated Funds. Realized and unrealized gains and losses from investments held by Consolidated Funds are recorded in net gain on investments in the Condensed Consolidated Statements of Income.
Measurement Alternative Investments
The following table summarizes the activity related to the Company’s measurement alternative investments:

	Three Months Ended June 30,
	2026	2025
Carrying amount beginning of the period	$206,555	$198,142
Adjustments related to equity investments:
Purchases	1,552	—
Sales / return of capital	(112)	—
Net change in unrealized gain(1)	(773)	413
Carrying amount, end of period	$207,222	$198,555
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s measurement alternative investments:

	June 30, 2026	March 31, 2026
Cumulative gross unrealized gains	$79,414	$79,414
Cumulative gross unrealized losses	$(44,062)	$(43,289)

5. Fair Value Measurements
The following tables summarize the Company’s financial assets recorded at fair value by fair value hierarchy level:

	As of June 30, 2026
	Level 1	Level 2	Level 3	NAV(1)	Total
Consolidated Funds
Fair value investments	163,504	—	—	519,858	683,362
Total financial assets	$163,504	$—	$—	$519,858	$683,362

	As of March 31, 2026
	Level 1	Level 2	Level 3	NAV(1)	Total
Consolidated Funds
Fair value investments	107,379	—	6,305	391,553	505,237
Total financial assets	$107,379	$—	$6,305	$391,553	$505,237
(1) The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.

The following table lists information regarding all investments recorded at estimated fair value based upon the NAV:

	Fair Value	Unfunded Commitment
Direct investment funds	$56,080	$7,594
Secondary funds	463,778	91,099
	$519,858	$98,693
The investments valued under NAV can only be redeemed through distributions received from the liquidation of the underlying investments, and the timing of distributions is currently indeterminable.

The following is a reconciliation of investments held by the Company’s Consolidated Funds and Partnerships for which significant unobservable inputs (Level 3) were used in determining value:

Direct Equity Investments
Balance as of March 31, 2026	$6,305
Transfer out (1)	(6,305)
Balance as of June 30, 2026	$—
(1)An equity investment was transferred out of Level 3 as a result of utilizing NAV to estimate fair value.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Direct Equity Investments
Balance as of March 31, 2025	$3,916
Transfer out (1)	(1,916)
Balance as of June 30, 2025	$2,000
(1)An equity investment was transferred out of Level 3 as a result of utilizing NAV to estimate fair value.

6. Variable Interest Entities
The Company holds variable interests in entities that are considered VIEs because limited partners or members do not have substantive participating rights to remove the Company as the general partner, managing member and/or investment manager or to terminate the entity without cause by simple majority vote. The Company’s variable interests primarily consist of direct equity interests in the Funds. In these capacities, the Company generally acts as sponsor of the applicable Funds and has the authority to make all significant investment and operating decisions.
Consolidated Variable Interest Entities
The following table presents the assets and liabilities of consolidated VIEs that are included in the Condensed Consolidated Balance Sheets.

	June 30, 2026	March 31, 2026
Assets of Consolidated Funds and Partnerships:
Investments	657,237	487,357
Other assets	1,536	9,516
Total assets	$658,773	$496,873

Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	$14,349	$55,561
Other liabilities	28,054	12,902
Total liabilities	$42,403	$68,463
Non-consolidated Variable Interest Entities
Certain Funds that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. The total remaining unfunded commitments to the non-consolidated VIEs was $198,704 and $185,210 as of June 30, 2026 and March 31, 2026, respectively. Investor commitments are the primary source of financing for the non-consolidated VIEs.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	June 30, 2026	March 31, 2026
Investments	$291,606	$284,958
Fees receivable	52,991	43,607
Due from related parties	7,144	7,573
Total VIE Assets	351,741	336,138
Less: Non-controlling interests	(817)	(2,190)
Maximum exposure to loss	$350,924	$333,948
7. Debt
The Company’s debt consisted of the following:

	As of June 30, 2026			As of March 31, 2026
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term loan	$81,250	$80,973	5.50%	$84,375	$84,076	5.50%
2020 multi-draw facility	95,000	94,771	3.50%	96,250	96,005	3.50%
Senior notes	100,000	98,455	5.28%	100,000	98,339	5.28%
Total Debt	$276,250	$274,199		$280,625	$278,420
The carrying value of the Company’s Term Loan with JPMorgan Chase Bank, N.A. as of June 30, 2026 and March 31, 2026 approximated fair value. The 2020 multi-draw facility had an estimated fair value of $89,680 and $91,768 as of June 30, 2026 and March 31, 2026, respectively. The Company’s Senior Notes had an estimated fair value of $92,629 and $94,641 as of June 30, 2026 and March 31, 2026, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.
On May 8, 2026, a Consolidated Fund, entered into a credit agreement with JPMorgan Chase Bank, N.A. providing for term loan commitments of up to $250,000 (the “Bridge Facility”) to fund the acquisition of portfolio investments in advance of anticipated capital calls to the fund’s limited partners. The Company has provided an unconditional guaranty of payment of the borrower’s obligations under the Bridge Facility, subject to a maximum liability of $250,000.
On June 29, 2026, the Fund drew $145,000 under the Bridge Facility to fund the acquisition of portfolio investments. Because the Fund is reported on a three-month lag and had not commenced operations or issued financial statements as of March 31, 2026, this borrowing and the related portfolio investments are not reflected in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8. Equity
The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2026:

	Class A Common Stock	Class B Common Stock
March 31, 2026	43,697,484	11,836,450
Shares repurchased and retired	(558,591)
Awards granted	199,803	—
Shares issued pursuant to Employee Share Purchase Plan	12,215	—
Forfeitures	(1,676)	—
June 30, 2026	43,349,235	11,836,450
Share Repurchases
The Company has a stock repurchase program authorized by its Board of Directors under which the Company may repurchase up to an aggregate of $100,000 of its Class A common stock, of which $20,000 was previously repurchased, with no share count or duration limitation (the “Stock Repurchase Program”). During the three months ended June 30, 2026, the Company repurchased 558,591 shares of its Class A common stock under the Stock Repurchase Program at a weighted-average price of $89.51 per share, for an aggregate purchase price of approximately $50,000. As of June 30, 2026, approximately $30,000 remained available for repurchase under the Stock Repurchase Program.
Warrant
The Company has an outstanding warrant allowing for purchases of up to a maximum of 400,000 shares of its Class A common stock (the “Warrant”) that was issued to Guardian in a private placement transaction. During the three months ended June 30, 2026, no shares related to the Warrant (“Warrant Shares”) have been exercised, and no additional vestings have taken place.

9. Equity-Based Compensation
Restricted Stock Awards
A summary of activity related to restricted stock awards subject to a service-based vesting condition (“Restricted Stock Awards”) for the three months ended June 30, 2026 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2026	319,049	$121.35
Granted	199,803	$79.94
Forfeited	(1,676)	$95.82
June 30, 2026	517,176	$105.44
As of June 30, 2026, total unrecognized compensation expense related to restricted stock awards was $46,667.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Performance Awards
A summary of activity related to performance stock awards subject to both a market-based vesting and a service-based vesting condition (“Performance Awards”) for the three months ended June 30, 2026 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2026	1,665,982	$101.59
Granted	—	$—
Forfeited	—	$—
June 30, 2026	1,665,982	$101.59
As of June 30, 2026, the unrecognized compensation expense related to the Performance Awards was $105,212.
10. Compensation and Benefits
The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended June 30,
	2026	2025
Base compensation and benefits	$83,327	$53,515
Incentive fee compensation	11,430	3,242
Equity-based compensation	12,907	12,799
Total compensation and benefits	$107,664	$69,556
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
The Company’s effective tax rates were 16.7% and 19.3% for the three months ended June 30, 2026 and 2025, respectively. The effective tax rates were different from the statutory tax rates due primarily to income allocated to NCI.
During the three months ended June 30, 2026, the Company made $1,951 of tax receivable agreement payments.

As of June 30, 2026, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced the intent to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. As of June 30, 2026, the Company is not subject to the Pillar Two model rules and will continue to monitor legislative developments and the potential impact on future periods.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

12. Earnings per Share
The following table presents the basic earnings per share (“EPS”) for a share of Class A common stock:

	Three Months Ended June 30,
	2026	2025
Net income attributable to HLI	$80,461	$53,745
Weighted-average shares	41,499,227	41,374,860
Basic EPS of Class A common stock	$1.94	$1.30
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

The following table presents the diluted EPS for a share of Class A common stock:

	Three Months Ended June 30,
	2026	2025
Numerator
Net income attributable to Class A common stockholders - basic	$80,461	$53,745
Adjustments to net income:
Assumed vesting of employee awards	106	130
Assumed conversion of Class B and Class C units	23,566	15,906
Net income attributable to Class A common stockholders	$104,133	$69,781
Denominator
Weighted-average shares of Class A common stock outstanding - basic	41,499,227	41,374,860
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	243,601	437,895
Assumed conversion of Class B and Class C units	12,280,789	12,659,494
Weighted-average shares of Class A common stock outstanding	54,023,617	54,472,249
Diluted EPS of Class A common stock	$1.93	$1.28

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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table presents the weighted-average shares excluded from diluted EPS that would have been antidilutive or for which the market or performance conditions have not been achieved as of the period reported:

	Three Months Ended June 30,
Shares	2026	2025
Performance Awards	1,383,362	1,298,878
Restricted Awards	391,355	—
Warrant Shares	400,000	—

13. Related Party Transactions
The Company considers its employees, directors, and equity method investments to be related parties.
Related Party Revenue and Receivables
The following table shows revenues and receivable related to the Company’s related parties:

	Three Months Ended June 30,
	2026	2025
Management and advisory fees from Funds	135,940	107,486
Incentive fees from Funds	112,531	40,921
Revenue from Funds	$248,471	$148,407

	June 30, 2026	March 31, 2026
Fees receivable from the Funds	$206,516	$132,154

14. Supplemental Cash Flow

	Three Months Ended June 30,
	2026	2025
Non-cash operating activities:
Establishment of lease liability in exchange for right of use asset	$14,651	$—
Customer incentive asset and related liability	$9,546	$—
Non-cash investing activities:
Investments purchased by Consolidated Fund not yet paid	$19,745	$—
Purchase of investment	$553	$—
Conversion of note receivable	$1,000	$—
Non-cash financing activities:
Dividends declared but not paid	$24,692	$22,342
Member distributions declared but not paid	$29,670	$23,845

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
Incentive Fees
The Funds have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,450,510 and $1,546,358, net of amounts attributable to NCI, at June 30, 2026 and March 31, 2026, respectively.
If the Company ultimately receives the unrecognized carried interest, a total of $362,628 and $386,589 as of June 30, 2026 and March 31, 2026, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

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
The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended June 30,
	2026	2025
Operating lease costs	$2,188	$2,324
Variable lease costs	$802	$524
Cash paid for amounts included in the measurement of operating lease liabilities	$2,454	$2,277

	June 30, 2026	March 31, 2026
Weighted-average remaining lease term (in years)	10.4	10.5
Weighted-average discount rate	4.1%	3.6%

As of June 30, 2026, the maturities of operating lease liabilities were as follows:

Remainder of FY2027	$3,553
FY2028	9,570
FY2029	8,891
FY2030	11,287
FY2031	11,003
Thereafter	68,557
Total lease payments	$112,861
Less: imputed interest	(22,270)
Total operating lease liabilities	$90,591
Commitments
The Company serves as the investment manager of the Funds. The general partner or managing member of each Fund is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Funds was $290,257 and $272,151 as of June 30, 2026 and March 31, 2026, respectively.
In connection with certain of the Company’s strategic technology investments, a percentage of realized gains will be paid to one of the Company’s Co-CEOs for overseeing the initial investments and up to 15% may be paid as a discretionary bonus to other employees as those gains are realized. The Company has an unrealized net gain on strategic investments of $33,753 as of June 30, 2026.
The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed Funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of June 30, 2026 and March 31, 2026, the total amount of outstanding loans at the third-party lender under the EIP were $1,849 and $1,663, respectively, and the Company believes the risk of default by an employee to be remote.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

16. Subsequent Events
Dividend Declared
On August 4, 2026, the Company announced a quarterly dividend of $0.60 per share of Class A common stock to record holders at the close of business on September 21, 2026. The payment date will be October 6, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following information should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included in this Form 10-Q, and our audited financial statements, notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2026 Form 10-K for a more complete understanding of our financial position and results of operations.
The following discussion may contain forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Investors should review the “Cautionary Note Regarding Forward-Looking Information” above and the “Risk Factors” detailed in Part I, Item 1A of our 2026 Form 10-K for a discussion of those risks and uncertainties that have the potential to cause actual results to be materially different. Our results of operations for interim periods are not necessarily indicative of results to be expected for the full year or for any other period. Unless otherwise indicated, references in this Form 10-Q to fiscal 2026 and fiscal 2025 are to our fiscal years ended March 31, 2026, and 2025, respectively.
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, direct equity, real estate, infrastructure, other real assets, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $94.5 billion of our assets under management (“AUM”) as of June 30, 2026.
•Specialized Funds: We invest and manage commingled specialized primary, secondary, private credit, direct equity and multi-strategy investment funds across the private markets, including those that focus on specific markets or strategies such as venture capital, infrastructure, real estate and impact. Our specialized funds include both drawdown funds and evergreen funds. Specialized funds comprised $51.9 billion of our AUM as of June 30, 2026.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $914.1 billion of assets under advisement (“AUA”) as of June 30, 2026.
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
Recent Transactions
Stock Repurchases
During the three months ended June 30, 2026, we repurchased 558,591 shares of our Class A common stock under the Stock Repurchase Program (as defined below) at a weighted-average price of $89.51 per share, for an aggregate purchase price of approximately $50.0 million under the Stock Repurchase Program.
Key Financial and Operating Measures
Our key financial measures are discussed below.
Revenues
We generate revenues primarily from management and advisory fees and incentive fees.
Management and advisory fees comprise specialized fund and customized separate account management fees, advisory fees and reporting, monitoring, data and analytic fees and distribution management fees.
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

Non-operating (loss) gain, net consists primarily of gains and losses on certain investments, changes in liability under the tax receivable agreement and other non-recurring or non-cash items.
Other income (expense) of Consolidated Funds and Partnerships consists of earnings from consolidated funds and consolidated partnerships in which consolidated general partner entities, that are not wholly-owned by us, have commitments as well as interest income, net gain on investments and interest expense on consolidated funds.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three months ended June 30, 2026 and 2025. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
(in thousands)	2026	2025
Revenues
Management and advisory fees	$161,367	$133,696
Incentive fees	113,964	42,262
Total revenues	275,331	175,958
Expenses
Compensation and benefits	107,664	69,556
General, administrative and other	38,207	28,943
Consolidated Funds and Partnerships:
General, administrative and other	2,989	484
Total expenses	148,860	98,983
Other income (expense)
Equity in income of investees	3,035	9,439
Interest expense	(3,497)	(3,856)
Interest income	3,180	2,794
Non-operating (loss) gain, net	(595)	447
Consolidated Funds and Partnerships:
Equity in (loss) income of investees	(369)	871
Net gain on investments	20,812	8,539
Interest income	930	240
Total other income (expense)	23,496	18,474
Income before income taxes	149,967	95,449
Income tax expense	25,083	18,379
Net income	124,884	77,070
Less: Income attributable to non-controlling interests in Consolidated Funds and Partnerships	13,635	1,604
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	30,788	21,721
Net income attributable to Hamilton Lane Incorporated	$80,461	$53,745

Basic earnings per share of Class A common stock	$1.94	$1.30
Diluted earnings per share of Class A common stock	$1.93	$1.28

Revenues
The following table shows our total revenues (excluding consolidated funds and general partner entities that are not wholly-owned (“Consolidated Funds and Partnerships”)):

(in thousands)	Three Months Ended June 30,		Total Change
Revenues	2026	2025
Management and advisory fees
Specialized funds	$108,819	$82,745	$26,074
Customized separate accounts	34,690	34,575	115
Advisory	4,555	5,486	(931)
Reporting, monitoring, data and analytics	9,908	8,394	1,514
Distribution management	257	975	(718)
Fund reimbursement revenue	3,138	1,521	1,617
Total management and advisory fees	161,367	133,696	27,671
Incentive fees
Specialized funds	107,557	38,209	69,348
Customized separate accounts	6,407	4,053	2,354
Total incentive fees	113,964	42,262	71,702
Total revenues	$275,331	$175,958	$99,373
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Total revenues increased $99.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $27.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Specialized funds revenue increased $26.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due primarily to an increase of $19.6 million in revenue from our evergreen funds and an increase of $3.8 million in revenue from our latest direct equity fund, which added $6.7 billion and $0.9 billion, respectively, in fee-earning AUM between periods. Revenue from our specialized funds for the three months ended June 30, 2026 included $2.1 million of retroactive fees from our latest direct equity fund. Customized separate accounts revenue increased $0.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 driven by a net increase in fee-earning AUM. Reporting, monitoring, data and analytics revenue increased $1.5 million, due primarily to increased subscriptions of our technology solutions. Fund reimbursement revenue increased $1.6 million due primarily to the timing of fund related expenses. Advisory revenue decreased $0.9 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due primarily to advisory agreements reaching the end of their term.
Incentive fees increased $71.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due primarily to an increase in evergreen-related incentive fees during the three months ended June 30, 2026.

Expenses
The following table shows our expenses (excluding Consolidated Funds and Partnerships):

	Three Months Ended June 30,		Total Change
(in thousands)	2026	2025
Expenses
Compensation and benefits
Base compensation and benefits	$83,327	$53,515	$29,812
Incentive fee compensation	11,430	3,242	8,188
Equity-based compensation	12,907	12,799	108
Total compensation and benefits	107,664	69,556	38,108
General, administrative and other	38,207	28,943	9,264
Total expenses	$145,871	$98,499	$47,372
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Total expenses increased $47.4 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due to increases in both compensation and benefits and general, administrative and other expenses.
Compensation and benefits expenses increased $38.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Base compensation and benefits increased $29.8 million for the three months ended June 30, 2026, due primarily to an increase in our annual bonus plan accrual related to stronger operating performance compared to the prior year period and an increase in salary expense from additional headcount. Incentive fee compensation increased $8.2 million for the three months ended June 30, 2026 primarily due to an increase in carried interest revenue compared to the prior year period.
General, administrative and other expenses increased $9.3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This change was due primarily to increases in fund reimbursement expense of $3.0 million and consulting and professional fees of $5.3 million.

Other Income (Expense)
The following table shows our total other income (expense) (excluding Consolidated Funds and Partnerships):

	Three Months Ended June 30,		Total Change
(in thousands)	2026	2025
Other income (expense)
Equity in income of investees
Primary funds	$533	$768	$(235)
Direct investment funds	373	879	(506)
Secondary funds	(1,336)	2,350	(3,686)
Customized separate accounts	1,162	2,583	(1,421)
Evergreen funds	2,254	3,110	(856)
Other equity method investments	49	(251)	300
Total equity in income of investees	3,035	9,439	(6,404)
Interest expense	(3,497)	(3,856)	359
Interest income	3,180	2,794	386
Non-operating (loss) gain, net	(595)	447	(1,042)
Total other income (expense)	$2,123	$8,824	$(6,701)
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Other income (expense) decreased $6.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due primarily to a $6.4 million decrease in equity income of investees. This was driven by smaller increases in investment valuations during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 and fluctuations in publicly traded investments held by secondary funds.
Consolidated Funds and Partnerships
The following table shows the results of operations of Consolidated Funds and Partnerships:

	Three Months Ended June 30,		Total Change
(in thousands)	2026	2025
Expenses
General, administrative and other	$2,989	$484	$2,505

Other income (expense)
Equity in (loss) income of investees	$(369)	$871	$(1,240)
Net gain on investments	20,812	8,539	12,273
Interest income	930	240	690
Total other income (expense)	$21,373	$9,650	$11,723
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Other income (expense) of Consolidated Funds and Partnerships increased $11.7 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due primarily to increased investment activity of Funds consolidated between periods, partially offset by valuation decreases during the three months ended June 30, 2025 on equity investments held by consolidated partnerships.

General, administrative and other expenses of Consolidated Funds and Partnerships increased $2.5 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due primarily to new funds that are consolidated and increased fund activity.
Income Tax Expense
Our effective tax rate was 16.7% and 19.3% for the three months ended June 30, 2026 and 2025, respectively. These rates were different from the statutory tax rates due primarily to the portion of income allocated to NCI. The effective tax rate for the three months ended June 30, 2026 was lower than the effective tax rate for the three months ended June 30, 2025 due primarily to changes in state and foreign income taxes.
Non-Controlling Interests
The following table shows income attributable to NCI:

	Three Months Ended June 30,		Total Change
(in thousands)	2026	2025
Income attributable to non-controlling interests in Consolidated Funds and Partnerships	13,635	1,604	$12,031
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	30,788	21,721	9,067
	$44,423	$23,325	$21,098
Three Months Ended June 30, 2026 compared to three months ended June 30, 2025
Net income attributable to NCI increased by $21.1 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due primarily to an increase in overall net income during the period.
Net income attributable to NCI in Consolidated Funds and Partnerships increased $12.0 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was due primarily to gains on investments held by Funds and increased subscriptions in the consolidated Funds by NCI holders, increasing the NCI ownership between periods.
Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. increased $9.1 million in the three months ended June 30, 2026 compared to the three months ended June 30, 2025, due primarily to an overall increase in net income.

Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$40,943	$40,569	$81,512	$39,343	$32,704	$72,047
Contributions (1)	1,237	2,407	3,644	1,772	1,598	3,370
Distributions (2)	(1,025)	(1,055)	(2,080)	(974)	(601)	(1,575)
Foreign exchange, market value and other (3)	(57)	673	616	139	418	557
Balance, end of period	$41,098	$42,594	$83,692	$40,280	$34,119	$74,399

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
Three months ended June 30, 2026
Fee-earning AUM increased $2.2 billion during the three months ended June 30, 2026, due primarily to contributions.
Customized separate accounts fee-earning AUM increased $0.2 billion for the three months ended June 30, 2026. Customized separate accounts contributions were $1.2 billion for the three months ended June 30, 2026, due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Distributions were $1.0 billion for the three months ended June 30, 2026, due primarily to $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV, $0.4 billion from accounts reaching the end of their fund term, and $0.2 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $2.0 billion for the three months ended June 30, 2026. Specialized fund contributions were $2.4 billion for the three months ended June 30, 2026, due primarily to $1.2 billion from our evergreen funds, $0.5 billion from our latest infrastructure fund, $0.3 billion from our latest venture fund, and $0.2 billion from our latest direct equity fund. Distributions were $1.1 billion for the three months ended June 30, 2026, due primarily to redemptions from two evergreen funds and returns of capital.

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
Fee Related Earnings
Fee Related Earnings (“FRE”) is used to highlight earnings from revenues that are measured and received on a recurring basis. FRE represents net income excluding (a) incentive fees, net of fee related performance revenues, and related compensation, (b) equity-based compensation, (c) interest income and expense, (d) income tax expense, (e) equity in income of investees, (f) non-operating (loss) gain, net and (g) certain other significant items that we believe are not indicative of our core performance. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business. FRE is presented before income taxes.
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
Adjusted EBITDA
Adjusted EBITDA is an internal measure of profitability. We believe Adjusted EBITDA is useful to investors because it enables them to better evaluate the performance of our core business across reporting periods. Adjusted EBITDA represents net income excluding (a) interest expense on our outstanding debt, (b) income tax expense, (c) depreciation and amortization expense, (d) equity-based compensation expense, (e) non-operating (loss) gain, net and (f) certain other significant items that we believe are not indicative of our core performance. Adjusted EBITDA also includes FRPR related to Consolidated Funds and management fees related to Consolidated Funds.

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands)	2026	2025
Net income attributable to Hamilton Lane Incorporated	$80,461	$53,745
Income attributable to non-controlling interests in Consolidated Funds and Partnerships	13,635	1,604
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	30,788	21,721
Incentive fees	(113,964)	(42,262)
Incentive fee related compensation (1)	21,718	6,160
Fee related performance revenues	72,500	29,520
Equity-based compensation	12,907	12,799
Consolidated Funds related general, administrative and other expenses	2,989	461
Management fees related to Consolidated Funds	1,832	57
Income tax expense	25,083	18,379
Other income (expense)	(23,496)	(18,474)
Fee Related Earnings	$124,453	$83,710
Depreciation and amortization	2,528	2,528
Incentive fees	113,964	42,262
Incentive fees attributable to non-controlling interests	—	—
Incentive fee related compensation (1)	(21,718)	(6,160)
Fee related performance revenues	(72,500)	(29,520)
Fee related performance revenues related to Consolidated Funds	4,258	225
Interest income	3,180	2,794
Adjusted EBITDA	$154,165	$95,839
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share (“EPS”) measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP EPS is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate and excludes any impact of changes in carrying amount of our redeemable NCI. Adjusted shares outstanding for the three months ended June 30, 2026 and 2025 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP EPS are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
(in thousands, except share and per-share amounts)	2026	2025
Net income attributable to Hamilton Lane Incorporated	$80,461	$53,745
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	30,788	21,721
Income tax expense	25,083	18,379
Adjusted pre-tax net income	136,332	93,845
Adjusted income taxes (1)	(31,765)	(22,241)
Adjusted net income	$104,567	$71,604

Weighted-average shares of Class A common stock outstanding - diluted	54,023,617	54,472,249

Non-GAAP EPS	$1.94	$1.31

(1) For the three months ended June 30, 2026 and 2025, represents corporate income taxes at a blended federal, state, local and foreign statutory tax rate of 23.3% and 23.7%, respectively, applied to adjusted pre-tax net income.

Investment Performance
The following tables present information relating to the historical performance of our significant specialized funds. The data are presented from the date indicated through March 31, 2026 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
Drawdown Fund Performance
Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,332 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(190 bps)	869 bps	215 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.0%	(85 bps)	(379 bps)	301 bps	13 bps
Secondary Fund IV	2016	1,916	2,117	1.6	1.5	13.9%	14.2%	(95 bps)	(109 bps)	214 bps	212 bps
Secondary Fund V	2019	3,929	3,961	1.5	1.5	13.9%	11.7%	142 bps	(50 bps)	335 bps	142 bps
Secondary Fund VI	2022	5,603	4,711	1.3	1.3	24.5%	24.0%	996 bps	1,256 bps	990 bps	1,177 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.4)%	(570 bps)	(755 bps)	(319 bps)	(510 bps)
Co-Investment Fund II	2008	1,195	1,158	2.2	1.9	17.8%	14.2%	552 bps	174 bps	924 bps	541 bps
Co-Investment Fund III	2014	1,243	1,324	1.8	1.5	14.2%	11.2%	(26 bps)	(321 bps)	295 bps	(4 bps)
Co-Investment Fund IV	2018	1,698	1,512	2.5	2.2	22.2%	20.8%	743 bps	591 bps	993 bps	837 bps
Equity Opportunities Fund V	2021	2,069	1,895	1.4	1.3	9.6%	7.9%	(307 bps)	(479 bps)	(191 bps)	(374 bps)
Equity Opportunities Fund VI	2024	2,554	719	1.2	1.1	18.0%	41.9%	930 bps	5,419 bps	770 bps	5,170 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs DJB GI	Net Spread vs DJB GI	Gross Spread vs MSCI World Infra	Net Spread vs MSCI World Infra
Infrastructure Funds
Infrastructure Opps Fund I	2020	489	418	1.6	1.5	14.9%	12.6%	469 bps	207 bps	260 bps	(31 bps)
Infrastructure Opps Fund II	2024	1,517	514	1.2	1.2	25.6%	22.7%	373 bps	35 bps	283 bps	(15 bps)

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. ICE BofA US HY	Net Spread vs. ICE BofA US HY	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	566 bps	219 bps	862 bps	513 bps
Strat Opps 2016	2016	214	216	1.2	1.1	8.8%	6.4%	247 bps	11 bps	388 bps	155 bps
Strat Opps 2017	2017	435	448	1.2	1.2	8.5%	6.3%	392 bps	162 bps	419 bps	205 bps
Strat Opps IV (Series 2018)	2018	889	870	1.2	1.2	7.9%	6.1%	350 bps	140 bps	395 bps	178 bps
Strat Opps V (Series 2019)	2019	762	716	1.4	1.3	12.8%	10.2%	850 bps	534 bps	692 bps	370 bps
Strat Opps VI (Series 2020)	2021	898	855	1.2	1.2	7.5%	6.1%	416 bps	199 bps	152 bps	(23 bps)
Strat Opps VII	2022	953	903	1.3	1.2	13.0%	10.6%	418 bps	154 bps	456 bps	215 bps
Strat Opps VIII	2023	700	637	1.2	1.1	14.1%	11.5%	712 bps	468 bps	858 bps	615 bps
Strat Opps IX	2024	533	281	1.1	1.1	17.0%	11.7%	1,278 bps	829 bps	1,399 bps	900 bps

Evergreen Fund Performance

Fund	Inception date	NAV ($M)	Total Annualized Return Since Inception (Net)(1)
Global Multi-Strategy Evergreen Fund(1)	May 2019	6,654	12.2%
US Multi-Strategy Evergreen Fund(1)(2)	January 2021	5,802	15.7%
Global Credit Evergreen Fund(1)(3)	January 2023	2,224	8.9%
Global Infrastructure Evergreen Fund(1)(4)	February 2024	873	22.5%
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

Performance Methodology
Drawdown Fund Performance Methodology
The indices presented for comparison are the S&P 500, MSCI World, Dow Jones Brookfield Global Infrastructure (“DJB GI”), MSCI World Infrastructure (“MSCI Infra”), ICE BofA US High Yield Index (“ICE BofA US HY”) and Credit Suisse Leverage Loan (“CS LL”), calculated on a public market equivalent (“PME”) basis. We believe these indices are commonly used by private markets and credit investors to evaluate performance. The PME calculation methodology allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in, or withdrawn from, the index on the days the capital was called and distributed from the underlying fund managers. The S&P 500 Index is a total return capitalization-weighted index that measures the performance of 500 U.S. large cap stocks. The DJB GI Index includes companies domiciled globally that qualify as “pure-play” infrastructure companies, which are companies whose primary business is the ownership and operation of infrastructure assets, activities that generally generate long-term stable cash flows. The MSCI Infra Index covers mid and large cap infrastructure assets across the 23 developed market countries. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 1,600 world stocks that is designed to measure the equity market performance of developed markets. The ICE BofA HY Index tracks the performance of U.S. dollar denominated below investment grade rated corporate debt publicly issued in the U.S. domestic market. The ICE BofA HY Index is rebalanced monthly. The CS LL Index is an index designed to mirror the investable universe of the U.S. dollar denominated leveraged loan market. Loans must be rated 5B or lower and the index frequency is monthly.
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to March 31, 2026. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Evergreen Fund Performance Methodology
For our evergreen funds, total return is calculated on a NAV-per-unit (or per-share) basis and reflects the percentage change in NAV per unit over the applicable measurement period, inclusive of reinvested distributions and net of all management fees, incentive fees and fund-level expenses. Returns are presented for the institutional share class of the applicable funds. Total return since inception represents the annualized compounded return from the fund's inception date through March 31, 2026. Total return assumes the reinvestment of all distributions received during the period at NAV. Total return does not reflect the impact of any applicable sales charges or taxes payable by investors. Each of our evergreen funds offers multiple share classes with varying fee structures, and returns for other share classes may differ, and in some cases may be lower, due to higher management fees, distribution fees, selling commissions or other class-specific expenses.
All evergreen fund performance information is presented on a 90-day lag from our fiscal year end. Performance results presented are historical and do not guarantee future results.
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) making dividend payments to our stockholders and distributions to holders of HLA units; and (5) borrowings, interest payments and repayments under our outstanding debt. As of June 30, 2026 and March 31, 2026, our cash and cash equivalents were $337.0 million and $361.0 million, respectively.
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
On April 29, 2026, we amended each of the Term Loan Agreement, Revolving Loan Agreement, the 2020 Multi-Draw Term Loan Agreement and the 2022 Multi-Draw Term Loan Agreement to, among other things, (a) add a covenant regarding a revolving credit facility to be established for the benefit of certain of our funds, (b) expand the scope of warehouse financing arrangements permitted under the Loan Agreements, subject to an aggregate cap of $500 million, (c) increase the cap on certain unsecured guarantees of debt that HLA may provide from $25 million to $70 million, and (d) add a $20 million cap on the aggregate amount of unsecured indebtedness HLA may incur in the normal course of business.
The Term Loan Agreement has a maturity date of July 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of June 30, 2026, we had an outstanding balance of $81 million under the Term Loan Agreement.
The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50 million, subject to the Cap, and has a maturity date of October 6, 2027. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of June 30, 2026, we did not have an outstanding balance under the Revolving Loan Agreement.
The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100 million with a maturity date of April 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of June 30, 2026, we had an outstanding balance of $95 million under the 2020 Multi-Draw Term Loan Agreement.
The 2022 Multi-Draw Term Loan Agreement provides for term loans in an aggregate principal amount of up to $50 million, subject to the Cap, and has a maturity date of October 1, 2029. The interest rate for borrowings is equal to the greater of (i) the prime rate minus 1.35% and (ii) 3.00%. As of June 30, 2026, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $50 million in the aggregate, subject to the Cap, through October 6, 2027.

The Loan Agreements and the Note Purchase Agreement contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (a) a specified amount of management fees, (b) a specified amount of adjusted EBITDA minus dividend distributions (other than tax distributions), as defined in the Loan Agreements, and (c) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The Note Purchase Agreement contains certain covenants, including (a) a Consolidated Leverage Ratio (as defined in the Note Purchase Agreement) of 3.50 to 1.00 as of March 31 and September 30 of each calendar year (each, a “Test Date”), (b) a minimum annual Management Fees (as defined in the Note Purchase Agreement) covenant as of each Test Date of not less than the greater of (i) $185 million and (ii) the amount equal to 80% of the Management Fees received by HLA during the six calendar month period ended on the immediately preceding Test Date, and other customary covenants. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of June 30, 2026 and March 31, 2026, the principal amount of debt outstanding equaled $276.3 million and $280.6 million, respectively. We had $148.8 million in availability under the Loan Agreements as of June 30, 2026.
Consolidated Fund Bridge Facility
In May 2026, a Consolidated Fund, entered into a credit agreement with JPMorgan Chase Bank, N.A. providing for term loan commitments of up to $250 million (the “Bridge Facility”) to finance the acquisition of portfolio investments in advance of anticipated capital calls to be made to the Fund's limited partners. As of June 30, 2026, $145.0 million was outstanding under the Bridge Facility. Because the Fund is reported on a three-month lag and had not commenced operations or issued financial statements as of March 31, 2026, this borrowing is not reflected in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026.
HLA provided an unconditional guaranty of payment of the Fund’s obligations under the Bridge Facility, subject to a maximum liability of $250.0 million. Because this guaranty supports the payment obligations of a consolidated subsidiary, it is not recognized as a separate liability in our consolidated financial statements; it instead represents our commitment to stand behind indebtedness of the consolidated group. As of June 30, 2026, $105.0 million of the maximum guaranty amount represented undrawn capacity under the facility.
Amounts outstanding under the Bridge Facility are required to be prepaid within one business day of the Fund’s receipt of capital contributions from the Fund’s limited partners or proceeds of a related subscription credit facility. We expect the Bridge Facility to be repaid in full, and the related guaranty correspondingly reduced or terminated, once the Fund’s initial capital raising activities are completed and its subscription credit facility becomes available to fund capital calls. We believe the likelihood that we will be required to perform under this guaranty is remote.
We anticipate that we may be required to guarantee similar indebtedness on behalf of our funds, whether consolidated or not, in the future.

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
In November 2018, our board of directors authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50 million (the “Stock Repurchase Program”). Our board of directors periodically reviews the Stock Repurchase Program, and on May 21, 2026, we announced that our board of directors approved an increase in the authorization under the Stock Repurchase Program to permit us to purchase up to $100.0 million of our Class A common stock, net of amounts already repurchased under the pre-existing authorization, with no share count or duration limitation. As of May 21, 2026, the total repurchase capacity available under the Stock Repurchase Program authorization was approximately $80.0 million. The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The amended authorization does not have an expiration date. During the three months ended June 30, 2026, we repurchased 558,591 shares of our Class A common stock under the Stock Repurchase Program at a weighted-average price of $89.51 per share, for an aggregate purchase price of approximately $50.0 million. As of June 30, 2026, the total repurchase capacity available under the Stock Repurchase Program was approximately $30.0 million.
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
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary, and minimum cash balances related to our self-funded medical insurance plan put in place as of January 1, 2025. The net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of June 30, 2026 and March 31, 2026, we were required to maintain approximately $8.0 million, in liquid net assets to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements as of each such date.
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
Cash Flows
Three months ended June 30, 2026 and 2025

	Three Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$77,150	$128,932
Net cash used in investing activities	$(146,926)	$(93,807)
Net cash provided by financing activities	$47,804	$3,261
Operating Activities
Operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income of investees, equity-based compensation, lease expense, fair value adjustments to investments, consideration payable to customers and depreciation and amortization, all of which are included in earnings. For the three months ended June 30, 2026 and 2025, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses. During the three months ended June 30, 2026, cash provided by operating activities was impacted by a change in the timing of bonus payments, as a portion of the fiscal 2026 bonus was partially paid in May 2026.

Investing Activities
Investing activities generally reflect cash used for fixed asset purchases and contributions to and distributions from our investments. For the three months ended June 30, 2026 and 2025, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, purchases of investments, and net contributions to our Funds. The increase in net cash used in investing activities for the three months ended June 30, 2026 compared to the prior year was primarily driven by higher purchases of investments by our Consolidated Funds, reflecting increased investment activity in funds consolidated in the prior year that had lower levels of activity during the earlier stages of their deployment.
Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled drawdowns and repayments of our outstanding debt. For the three months ended June 30, 2026 and 2025, our net cash provided by financing activities was driven primarily by contributions from NCI in Consolidated Funds partially offset by dividends paid to stockholders, and distributions to HLA members. For the three months ended June 30, 2026, net cash provided by financing activities was further offset by the purchase and retirement of shares of our Class A common stock.
Off-Balance Sheet Arrangements
There have been no material changes in our off-balance sheet arrangements discussed in our 2026 Form 10-K.
Contractual Obligations, Commitments and Contingencies
There have been no material changes outside of the ordinary course of business in our contractual obligations, commitments and contingencies from those specified in our 2026 Form 10-K.

Critical Accounting Estimates
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information including our accounts, our wholly owned subsidiaries, and entities that we control, for which all intercompany transactions and balances have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. We believe we have made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates or judgments, however, are both subjective and subject to change, and actual results may differ from our assumptions and estimates.
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2026 Form 10-K.

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
Our predominant exposure to market risk is related to our role as general partner or investment manager for our specialized funds and customized separate accounts and the sensitivities to movements in the fair value of their investments, which may adversely affect our equity in income of investees. While the majority of our management fees are based on commitments or net invested capital, a portion of our management fees are based on NAV and, accordingly, are sensitive to changes in the fair value of the underlying investments. In addition, a portion of our incentive fees are performance fees that are subject to a high-water mark, and, as a result, declines in NAV may increase the amount of future appreciation required before such incentive fees are earned.
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
•Management fees from our specialized funds and customized separate accounts are derived from applying a contractual fee rate to a specified fee base, which is generally capital committed or net invested capital. For those arrangements in which the applicable fee base is NAV, changes in the fair value of the underlying investments will impact management fees. As of June 30, 2026, we estimate that a hypothetical 10% decrease in the NAV-based fee base (holding all other variables constant) would decrease management fee revenue by approximately $25.7 million over the next 12 months.
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

Exchange Rate Risk
Several of our specialized funds and customized separate accounts hold investments denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and foreign currency, which could impact investment performance. The currency exposure related to investments in foreign currency assets is limited to our interest, which is typically one percent of total capital commitments. We do not possess significant assets in foreign countries in which we operate or engage in material transactions in currencies other than the U.S. dollar. Therefore, changes in exchange rates are not expected to materially impact our financial statements.
Interest Rate Risk
As of June 30, 2026, we had $176.3 million in borrowings outstanding under our Loan Agreements, consisting of $81.3 million outstanding under the Term Loan Agreement and $95.0 million outstanding under the 2020 Multi-Draw Term Loan Agreement. We did not have any borrowings outstanding under the Revolving Loan Agreement or the 2022 Multi-Draw Term Loan Agreement as of June 30, 2026.
The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 5.50% as of June 30, 2026. The interest rate under the 2020 Multi-Draw Term Loan Agreement is fixed.
Our $100.0 million aggregate principal amount of Senior Notes due October 15, 2029 have a fixed interest rate of 5.28%.
Based on the floating rate component of our Loan Agreements payable as of June 30, 2026, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $0.8 million over the next 12 months.
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

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2026. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our 2026 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2026	—	$—	—	$30,000,000
May 1 - 31, 2026	558,591	$89.51	558,591	$30,000,000
June 1 - 30, 2026	—	$—	—	$30,000,000
Total	558,591		558,591	$30,000,000

(1) On November 6, 2018, we announced that our board of directors authorized a program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50 million (the “Stock Repurchase Program”). The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. On May 21, 2026, we announced that our board of directors had approved an increase in the authorization under the Stock Repurchase Program to permit us to purchase up to $100 million of our Class A common stock, net of amounts already repurchased under the pre-existing authorization, with no share count or duration limitations. As of May 21, 2026, the total repurchase capacity available under the Stock Repurchase Program authorization was approximately $80.0 million. During the three months ended June 30, 2026, we repurchased 558,591 shares of our Class A common stock under the Stock Repurchase Program at a weighted-average price of $89.51 per share, for an aggregate purchase price of approximately $50.0 million under the Stock Repurchase Program. As of June 30, 2026, the total repurchase capacity available under the Stock Repurchase Program was approximately $30.0 million.

Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
10.1º	Sixth Amendment to Term Loan and Security Agreement, dated April 29, 2026, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.					X
10.2º	Fifth Amendment to Revolving Loan and Security Agreement, dated April 29, 2026, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.					X
10.3º	Fifth Amendment to 2020 Multi-Draw Term Loan and Security Agreement, dated April 29, 2026, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.					X
10.4º	Third Amendment to 2022 Multi-Draw Term Loan and Security Agreement, dated April 29, 2026, between JPMorgan Chase Bank, N.A. and Hamilton Lane Advisors, L.L.C.					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

54

º Confidential information in this exhibit has been omitted.
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

55

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of August, 2026.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)