Form 10-Q
period 2026-09-30
Hamilton Lane INC
filed 2026-11-03
CIK 1433642

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of October 30, 2026, there were 43,993,851 shares of the registrant’s Class A common stock, par value $0.001, and 11,761,471 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Hamilton Lane Incorporated
Condensed Consolidated Balance Sheets
(Unaudited)
(In thousands, except share and per share amounts)

	September 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$336,187	$360,955
Restricted cash	8,264	8,008
Fees receivable	190,145	151,824
Prepaid expenses	13,358	13,783
Due from related parties	27,716	23,831
Furniture, fixtures and equipment, net	37,813	35,017
Lease right-of-use assets, net	73,146	61,405
Investments	854,642	774,443
Deferred income taxes	272,867	293,092
Other assets	82,486	43,336
Assets of Consolidated Funds and Partnerships:
Cash and cash equivalents	3,510	2,941
Investments	831,053	526,078
Other assets	4,802	10,183
Total assets	$2,735,989	$2,304,896
Liabilities and equity
Accounts payable	8,988	5,659
Accrued compensation and benefits	98,685	84,154
Accrued members’ distributions	30,823	27,066
Accrued dividend	24,715	22,520
Debt	268,728	278,420
Payable to related parties pursuant to tax receivable agreement	219,570	235,425
Lease liabilities	92,300	78,059
Other liabilities	44,922	36,724
Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	9,998	55,561
Other liabilities	8,825	14,769
Total liabilities	$807,554	$838,357

Commitments and contingencies (Note 15)

Class A common stock, $0.001 par value, 300,000,000 authorized; 44,002,633 and 43,697,484 issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	44	44
Class B common stock, $0.001 par value, 50,000,000 authorized; 11,761,471 and 11,836,450 issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	12	12
Additional paid-in-capital	278,914	299,313
Accumulated other comprehensive income	443	1,170
Retained earnings	723,233	614,693
Total Hamilton Lane Incorporated stockholders’ equity	$1,002,646	$915,232
Non-controlling interests in Consolidated Funds and Partnerships	679,410	330,893
Non-controlling interests in Hamilton Lane Advisors, L.L.C.	246,379	220,414
Total equity	$1,928,435	$1,466,539
Total liabilities and equity	$2,735,989	$2,304,896
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Income
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues
Management and advisory fees	$164,029	$142,127	$325,396	$275,822
Incentive fees	40,401	44,551	154,365	86,813
Consolidated Funds and Partnerships:
Incentive fees	—	4,202	—	4,202
Total revenues	204,430	190,880	479,761	366,837
Expenses
Compensation and benefits	77,468	76,986	185,132	146,541
General, administrative and other	38,040	33,549	76,247	62,492
Consolidated Funds and Partnerships:
General, administrative and other	2,601	630	5,590	1,114
Total expenses	118,109	111,165	266,969	210,147
Other income (expense)
Equity in income of investees	23,879	20,069	26,914	29,508
Interest expense	(3,467)	(3,830)	(6,964)	(7,687)
Interest income	2,964	2,643	6,144	5,438
Non-operating gain, net	16,260	35	15,665	482
Consolidated Funds and Partnerships:
Equity in income of investees	2,093	551	1,724	1,421
Net gain on investments	49,978	17,927	70,790	26,466
Interest income	575	472	1,505	711
Total other income (expense)	92,282	37,867	115,778	56,339
Income before income taxes	178,603	117,582	328,570	213,029
Income tax expense	29,683	13,978	54,766	32,356
Net income	148,920	103,604	273,804	180,673
Less: Income attributable to non-controlling interests in Consolidated Funds and Partnerships	39,855	7,378	53,490	8,982
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,579	25,337	62,367	47,057
Net income attributable to Hamilton Lane Incorporated	$77,486	$70,889	$157,947	$124,634

Basic earnings per share of Class A common stock	$1.88	$1.71	$3.82	$3.01
Diluted earnings per share of Class A common stock	$1.87	$1.69	$3.80	$2.98
Dividends declared per share of Class A common stock	$0.60	$0.54	$1.20	$1.08
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income	$148,920	$103,604	$273,804	$180,673
Other comprehensive income, net of tax
Foreign currency translation	(490)	1,433	(1,596)	1,799
Total other comprehensive income (loss), net of tax	(490)	1,433	(1,596)	1,799
Comprehensive income	$148,430	$105,037	$272,208	$182,472
Less:
Comprehensive income attributable to non-controlling interests in Consolidated Funds and Partnerships	39,618	7,406	52,837	9,011
Comprehensive income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,521	25,662	62,151	47,469
Total comprehensive income attributable to Hamilton Lane Incorporated	$77,291	$71,969	$157,220	$125,992
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Consolidated Funds and Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2026	$44	$12	$299,313	$1,170	$614,693	$330,893	$220,414	$1,466,539
Net income	—	—	—	—	157,947	53,490	62,367	273,804
Other comprehensive loss	—	—	—	(727)	—	(653)	(216)	(1,596)
Equity-based compensation	—	—	20,538	—	—	—	6,101	26,639
Customer incentive warrant	—	—	434	—	—	—	129	563
Purchase and retirement of Class A stock for tax withholding	—	—	(896)	—	—	—	(266)	(1,162)
Dividends declared	—	—	—	—	(49,407)	—	—	(49,407)
Capital contributions from non-controlling interests, net	—	—	—	—	—	295,680	—	295,680
Member distributions	—	—	—	—	—	—	(34,201)	(34,201)
Employee Share Purchase Plan share issuance	1	—	1,214	—	—	—	361	1,576
Shares repurchased and retired	(1)	—	(38,600)	—	—	—	(11,399)	(50,000)
Equity reallocation between controlling and non-controlling interests	—	—	(3,089)	—	—	—	3,089	—
Balance at September 30, 2026	$44	$12	$278,914	$443	$723,233	$679,410	$246,379	$1,928,435

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Consolidated Funds and Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at March 31, 2025	$43	$12	$261,856	$(141)	$455,511	$29,883	$176,731	$923,895
Net income	—	—	—	—	124,634	8,982	47,057	180,673
Other comprehensive income	—	—	—	1,359	—	28	412	1,799
Equity-based compensation	—	—	19,318	—	—	—	5,870	25,188
Purchase and retirement of Class A stock for tax withholding	—	—	(647)	—	—	—	(195)	(842)
Deferred tax adjustment	—	—	1,944	—	—	—	—	1,944
Dividends declared	—	—	—	—	(44,908)	—	—	(44,908)
Capital contributions from non-controlling interests, net	—	—	—	—	—	92,799	—	92,799
Member distributions	—	—	—	—	—	—	(24,072)	(24,072)
Secondary offerings	—	—	5,663	—	—	—	(5,663)	—
Employee Share Purchase Plan share issuance	1	—	1,205	—	—	—	366	1,572
Equity reallocation between controlling and non-controlling interests	—	—	(31)	—	—	—	31	—
Balance at September 30, 2025	$44	$12	$289,308	$1,218	$535,237	$131,692	$200,537	$1,158,048
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(In thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Consolidated Funds and Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2026	$43	$12	$268,130	$638	$670,462	$525,318	$227,518	$1,692,121
Net income	—	—	—	—	77,486	39,855	31,579	148,920
Other comprehensive loss	—	—	—	(195)	—	(237)	(58)	(490)
Equity-based compensation	—	—	10,574	—	—	—	3,158	13,732
Customer incentive warrant	—	—	217	—	—	—	65	282
Purchase and retirement of Class A stock for tax withholding	—	—	(414)	—	—	—	(124)	(538)
Dividends declared	—	—	—	—	(24,715)	—	—	(24,715)
Capital contributions from non-controlling interests, net	—	—	—	—	—	114,474	—	114,474
Member distributions	—	—	—	—	—	—	(16,108)	(16,108)
Employee Share Purchase Plan share issuance	1	—	582	—	—	—	174	757
Equity reallocation between controlling and non-controlling interests	—	—	(175)	—	—	—	175	—
Balance at September 30, 2026	$44	$12	$278,914	$443	$723,233	$679,410	$246,379	$1,928,435

	Class A Common Stock	Class B Common Stock	Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Non-Controlling Interests in Consolidated Funds and Partnerships	Non-Controlling Interests in Hamilton Lane Advisors, L.L.C.	Total Equity

Balance at June 30, 2025	$44	$12	$271,691	$140	$486,914	$46,993	$189,252	$995,046
Net income	—	—	—	—	70,889	7,378	25,337	103,604
Other comprehensive income	—	—	—	1,078	—	29	326	1,433
Equity-based compensation	—	—	9,514	—	—	—	2,874	12,388
Purchase and retirement of Class A stock for tax withholding	—	—	(641)	—	—	—	(195)	(836)
Deferred tax adjustment	—	—	1,944	—	—	—	—	1,944
Dividends declared	—	—	—	—	(22,566)	—	—	(22,566)
Capital contributions from non-controlling interests, net	—	—	—	—	—	77,292	—	77,292
Member distributions	—	—	—	—	—	—	(11,012)	(11,012)
Secondary offerings	—	—	5,663	—	—	—	(5,663)	—
Employee Share Purchase Plan share issuance	—	—	580	—	—	—	175	755
Equity reallocation between controlling and non-controlling interests	—	—	557	—	—	—	(557)	—
Balance at September 30, 2025	$44	$12	$289,308	$1,218	$535,237	$131,692	$200,537	$1,158,048
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2026	2025
Operating activities:
Net income	$273,804	$180,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,945	5,047
Change in deferred income taxes	20,225	15,094
Change in payable to related parties pursuant to tax receivable agreement	96	—
Equity-based compensation	26,639	25,188
Equity‑based consideration payable to customer	563	—
Change in customer incentive asset	2,009	—
Equity in income of investees	(26,914)	(29,508)
Net realized loss on sale of investments	391	—
Fair value adjustment of other investments	(15,606)	(413)
Proceeds received from Funds	17,011	17,266
Non-cash lease expense	7,361	4,879
Other	280	642
Changes in operating assets and liabilities:
Fees receivable	(38,321)	43,312
Prepaid expenses	426	(6,211)
Due from related parties	(3,885)	(9,166)
Other assets	(3,915)	858
Accounts payable	3,329	611
Accrued compensation and benefits	14,531	35,701
Lease liability	(4,862)	(4,628)
Other liabilities	(1,350)	(9,518)
Consolidated Funds and Partnerships:
Cash relinquished from deconsolidation of Fund	(99,426)	—
Net gain on investments	(69,745)	(25,857)
Equity in income of investees	(1,724)	(1,421)
Change in other assets and liabilities	(637)	5,281
Net cash provided by operating activities	$105,225	$247,830

Hamilton Lane Incorporated
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2026	2025
Investing activities:
Purchase of furniture, fixtures and equipment	$(7,075)	$(2,430)
Purchase of investments and convertible notes	—	(5,000)
Distributions received from Funds	27,037	4,631
Contributions to Funds	(109,822)	(32,277)
Consolidated Funds and Partnerships:
Purchase of investments	(303,408)	(192,840)
Distributions received from investments	22,653	—
Net cash used in investing activities	$(370,615)	$(227,916)
Financing activities:
Proceeds from offering	$—	$55,484
Purchase of membership interests	—	(55,484)
Repayments of long-term debt	(10,000)	(5,000)
Shares repurchased and retired	(50,000)	—
Repurchase of Class A common stock for employee tax withholding	(1,162)	(842)
Proceeds received from issuance of shares under Employee Share Purchase Plan	1,576	1,572
Payments to related parties, pursuant to tax receivable agreement	(15,951)	(12,000)
Dividends paid	(47,212)	(42,575)
Members’ distributions paid	(30,444)	(33,195)
Consolidated Funds and Partnerships:
Borrowings of Bridge facility	145,000	—
Contributions from non-controlling interests in Consolidated Funds and Partnerships	250,743	122,095
Distributions to non-controlling interests in Consolidated Funds and Partnerships	(626)	(332)
Net cash provided by financing activities	$241,924	$29,723
Effect of exchange rate changes on cash and cash equivalents	(477)	1,111
(Decrease) increase in cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	(23,943)	50,748
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at beginning of the period	371,904	283,604
Cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships at end of the period	$347,961	$334,352

Reconciliation of Cash and Cash Equivalents, Restricted Cash and Cash and Cash Equivalents Held at Consolidated Funds and Partnerships to the Condensed Consolidated Balance Sheets:
	As of September 30,
	2026	2025
Cash and cash equivalents	$336,187	$240,773
Restricted cash	8,264	7,796
Cash and cash equivalents held at Consolidated Funds and Partnerships	3,510	85,783
Total cash and cash equivalents, restricted cash, and cash and cash equivalents held at Consolidated Funds and Partnerships	$347,961	$334,352
See accompanying notes to the condensed consolidated financial statements.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

1. Organization
Hamilton Lane Incorporated (“HLI”) was incorporated in the State of Delaware on December 31, 2007 and, following its 2017 initial public offering, is a holding company whose principal asset is a controlling equity interest in Hamilton Lane Advisors, L.L.C. (“HLA”). As the sole managing member of HLA, HLI operates and controls all of the business and affairs of HLA, and, through HLA, conducts its business. As a result, HLI consolidates HLA’s financial results and reports a non-controlling interest (“NCI”) related to the portion of HLA units not owned by HLI. The assets and liabilities of HLA represent substantially all of HLI’s consolidated assets and liabilities with the exception of certain cash, certain deferred tax assets and liabilities, payables to related parties pursuant to a tax receivable agreement, and dividends payable. Unless otherwise specified, “the Company” refers to the consolidated entity of HLI, HLA and subsidiaries throughout the remainder of these notes. As of September 30, 2026 and March 31, 2026, HLI held approximately 77.0% and 77.3%, respectively, of the economic interest in HLA. As future exchanges of HLA units occur pursuant to the exchange agreement, the economic interest in HLA held by HLI will increase.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information including the accounts of the Company, its wholly owned subsidiaries, and entities that the Company controls, for which all intercompany transactions and balances have been eliminated in consolidation. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Management believes it has made all necessary adjustments (which consisted of only normal recurring items) so that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. Results of operations for the three and six months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending March 31, 2027. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in HLI’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Consolidation
The Company consolidates general partnerships and subsidiaries that are wholly owned. Additionally, the Company consolidates Funds (“Consolidated Funds”) and general partner entities that are not wholly-owned (“Partnerships”) over which it exercises control either by holding majority voting interests or as the primary beneficiary, possessing both decision making authority and the right to receive economic benefits or obligation to absorb losses. The Consolidated Funds and Partnerships are included in the Company’s condensed consolidated financial statements. The portion of the Consolidated Funds and Partnerships owned by third parties is presented as non-controlling interests in the Condensed Consolidated Balance Sheets and income attributable to non-controlling interests in the Condensed Consolidated Statements of Income.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), which modernizes accounting guidance for internal-use software costs. The updated standard reflects current development practices, including agile methodologies, by removing references to “development stages” and clarifying that capitalization begins when management authorizes and commits to funding for a software project, and it is probable the project will be completed and perform its intended function. ASU 2025-06 is effective for annual periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is currently assessing the impact of the new requirements.
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
3. Revenue
The following tables present revenues disaggregated by product offering, which aligns with the identified performance obligations and the basis for calculating each amount:

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
Management and advisory fees	2026	2025	2026	2025
Specialized funds	$109,676	$89,857	$218,495	$172,602
Customized separate accounts	34,037	35,771	68,727	70,346
Reporting, monitoring, data and analytics	9,704	8,644	19,612	17,037
Advisory	4,498	5,431	9,053	10,917
Fund reimbursement revenue	4,409	1,972	7,547	3,493
Distribution management	1,705	452	1,962	1,427
Total management and advisory fees	$164,029	$142,127	$325,396	$275,822

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive fees	2026	2025	2026	2025
Specialized funds	$32,034	$31,477	$139,591	$69,686
Customized separate accounts	8,367	13,074	14,774	17,127
Consolidated funds and partnerships
Specialized funds	—	4,202	—	4,202
Total incentive fees	$40,401	$48,753	$154,365	$91,015
Customer Incentive
On June 6, 2026, in connection with the launch of a newly created evergreen fund, the Company established an investor incentive program under which certain investors who subscribed during the Fund’s initial offering period are eligible to receive additional Fund shares. During the initial offering period, the Company purchased Fund shares that may be distributed under the program and continues to hold such shares as part of its investment in the Fund. Eligible investors may receive additional shares in three annual installments following the close of the initial offering period, subject to continued satisfaction of specified retention requirements. Any shares forfeited by investors will be retained by the Company. Upon the establishment of the investor incentive program, the Company recognized an asset of $9,546 recorded in other assets in the Condensed Consolidated Balance Sheets, associated with the Fund shares expected to meet retention requirements. The Company accounts for the program as consideration payable to customers, which is recognized as a reduction of management fee revenue over the three year installment period.
On November 2, 2025, the Company entered into a long-term strategic partnership (the “Guardian Transaction”) with The Guardian Life Insurance Company of America (“Guardian”). On December 31, 2025, the Company issued a warrant related to a maximum of 400,000 shares of its Class A common stock (the “Warrant”) to Guardian in a private placement transaction. On December 31, 2025, the Company recognized a customer incentive asset of $8,367 recorded in other assets in the Consolidated Balance Sheets, associated with the Warrant shares that were vested and exercisable upon issuance, subject to clawback provisions. The asset, along with the remaining grant date fair value of the Warrant, will be recognized as a reduction of management fee revenue over the contract performance period as the Company provides the related asset management services.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table summarizes the activity related to the Company’s customer incentive assets:

	Three Months Ended September 30, 2026	Six Months Ended September 30, 2026
Customer incentive asset, beginning of the period	$16,700	$8,158
Additions	—	9,546
Reduction of management fee revenue	(1,005)	(2,009)
Customer incentive asset, end of period	$15,695	$15,695
4. Investments
Investments consist of the following:

	September 30, 2026	March 31, 2026
Equity method investments in Funds	$626,179	567,888
Fair value investments	21,241	—
Measurement alternative investments	207,222	206,555
Total investments	$854,642	$774,443
Investments of Consolidated Funds and Partnerships consist of the following:

	September 30, 2026	March 31, 2026
Equity method investments in Funds	$21,911	$20,841
Fair value investments	809,142	505,237
Total Investments of Consolidated Funds and Partnerships	$831,053	$526,078
Equity method investments
The Company’s equity method investments in Funds represent its ownership in certain specialized funds and customized separate accounts. The strategies and geographic location of investments vary by Fund. The Company generally has a 1% interest in the Funds, however, the Company has larger interests in certain Funds, which primarily reflect initial capital the Company contributed to support the launch of those Funds. The Company’s ownership percentage in these Funds decreases as third-party investors subscribe.
Fair value investments
The Company’s fair value investments represent a publicly traded security and investments held by Consolidated Funds. Realized and unrealized gains and losses from investments held by Consolidated Funds are recorded in net gain on investments in the Condensed Consolidated Statements of Income. Realized and

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

unrealized gains and losses from the publicly traded securities are recorded in non-operating gain, net in the Condensed Consolidated Statements of Income.
Measurement Alternative Investments
The following table summarizes the activity related to the Company’s measurement alternative investments:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Carrying amount beginning of the period	$207,222	$198,555	$206,555	$198,142
Adjustments related to equity investments:
Purchases	—	5,000	1,552	5,000
Sales / return of capital	—	—	(112)	—
Net change in unrealized (loss) gain(1)	—	—	(773)	413
Carrying amount, end of period	$207,222	$203,555	$207,222	$203,555
(1) Net change in unrealized (loss) gain consists of fair value adjustments for observable price changes of identical or similar investments.

The following table summarizes the cumulative gross unrealized gains and cumulative gross unrealized losses related to the Company’s measurement alternative investments:

	September 30, 2026	March 31, 2026
Cumulative gross unrealized gains	$79,414	$79,414
Cumulative gross unrealized losses	$(44,062)	$(43,289)
5. Fair Value Measurement
The following tables summarize the Company’s financial assets recorded at fair value by fair value hierarchy level:

	As of September 30, 2026
	Level 1	Level 2	Level 3	NAV(1)	Total
Financial Assets
Fair value investments	$21,241	$—	$—	$—	$21,241
Consolidated Funds
Fair value investments	163,225	—	3,429	642,488	809,142
Total financial assets	$184,466	$—	$3,429	$642,488	$830,383

	As of March 31, 2026
	Level 1	Level 2	Level 3	NAV(1)	Total
Consolidated Funds
Fair value investments	107,379	—	6,305	391,553	505,237
Total financial assets	$107,379	$—	$6,305	$391,553	$505,237
(1) The fair value amounts presented in this column are intended to permit reconciliation of the fair value hierarchy to the amounts presented in Note 4.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table lists information regarding all investments recorded at estimated fair value based upon the NAV:

	Fair Value	Unfunded Commitment
Direct investment funds	$91,316	$15,906
Secondary funds	551,172	136,281
	$642,488	$152,187
The investments valued under NAV can only be redeemed through distributions received from the liquidation of the underlying investments, and the timing of distributions is currently indeterminable.
The following is a reconciliation of investments held by the Company’s Consolidated Funds and Partnerships for which significant unobservable inputs (Level 3) were used in determining value:

Direct Equity Investments
Balance as of June 30, 2026	$—
Contributions	3,377
Net gain	52
Balance as of September 30, 2026	$3,429

Balance as of March 31, 2026	$6,305
Contributions	3,377
Net gain	52
Transfer out(1)	(6,305)
Balance as of September 30, 2026	$3,429
(1)An equity investment was transferred out of Level 3 as a result of utilizing NAV to estimate fair value.

Direct Equity Investments
Balance as of June 30, 2025	$2,000
Contributions	4,465
Net gain	25
Balance as of September 30, 2025	$6,490

Balance as of March 31, 2025	$3,916
Contributions	4,465
Net gain	25
Transfer out (1)	(1,916)
Balance as of September 30, 2025	$6,490
(1)An equity investment was transferred out of Level 3 as a result of utilizing NAV to estimate fair value.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The valuation methodologies, significant unobservable inputs, range of inputs and the weighted average input determined based upon relative fair value of the investments held by Consolidated Funds used in recurring Level 3 fair value measurements of assets were as follows, as of September 30, 2026:

	Fair Value	Valuation Methodology	Significant Unobservable Inputs	Range	Weighted Average
Direct equity investments	$3,429	Market Approach	ARR Multiple (1)	2.5x	2.5x
(1) "ARR" is annual recurring revenue.
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
Consolidated Variable Interest Entities
The following table presents the assets and liabilities of consolidated VIEs that are included in the Condensed Consolidated Balance Sheets.

	September 30, 2026	March 31, 2026
Assets of Consolidated Funds and Partnerships:
Investments	775,610	487,357
Other assets	4,031	9,516
Total assets	$779,641	$496,873

Liabilities of Consolidated Funds and Partnerships:
Subscriptions in advance	$9,998	$55,561
Other liabilities	7,825	12,902
Total liabilities	$17,823	$68,463
Non-consolidated Variable Interest Entities
Certain Funds that are VIEs are not consolidated because the Company has determined it is not the primary beneficiary based upon the Company’s equity interest percentage in each of the applicable VIEs. The total remaining unfunded commitments to the non-consolidated VIEs was $211,124 and $185,210 as of September 30, 2026 and March 31, 2026, respectively. Investor commitments are the primary source of financing for the non-consolidated VIEs.
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
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The carrying value of assets and liabilities recognized in the Condensed Consolidated Balance Sheets related to the Company’s interests in these non-consolidated VIEs and the Company’s maximum exposure to loss relating to non-consolidated VIEs were as follows:

	September 30, 2026	March 31, 2026
Investments	$314,333	$284,958
Fees receivable	63,643	43,607
Due from related parties	6,938	7,573
Total VIE Assets	384,914	336,138
Less: Non-controlling interests	(2,002)	(2,190)
Maximum exposure to loss	$382,912	$333,948
7. Debt
The Company’s debt consisted of the following:

	As of September 30, 2026			As of March 31, 2026
	Principal Outstanding	Carrying Value	Interest Rate	Principal Outstanding	Carrying Value	Interest Rate
Term loan	$78,125	$77,871	5.75%	$84,375	$84,076	5.50%
2020 multi-draw facility	92,500	92,286	3.50%	96,250	96,005	3.50%
Senior notes	100,000	98,571	5.28%	100,000	98,339	5.28%
Total Debt	$270,625	$268,728		$280,625	$278,420
The carrying value of the Company’s Term Loan with JPMorgan Chase Bank, N.A. as of September 30, 2026 and March 31, 2026 approximated fair value. The 2020 multi-draw facility had an estimated fair value of $83,116 and $91,768 as of September 30, 2026 and March 31, 2026, respectively. The Company’s Senior Notes had an estimated fair value of $87,523 and $94,641 as of September 30, 2026 and March 31, 2026, respectively. The estimated fair value of debt is based on then-current market rates for similar debt instruments and is classified as Level 2 within the fair value hierarchy.
On May 8, 2026, a Consolidated Fund entered into a credit agreement with JPMorgan Chase Bank, N.A. providing for term loan commitments of up to $250,000 (the “Bridge Facility”) to fund the acquisition of portfolio investments in advance of anticipated capital calls to the fund’s limited partners. HLA provided an unconditional guaranty of payment of the borrower’s obligations under the Bridge Facility, subject to a maximum liability of $250,000.
On June 29, 2026, the Consolidated Fund drew $145,000 under the Bridge Facility to fund the acquisition of portfolio investments. Because the Fund is reported on a three-month lag and had not commenced operations or issued financial statements as of March 31, 2026, this borrowing and the related portfolio investments were not reflected in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2026.
In August 2026, the Consolidated Fund held its first close and refinanced the Bridge Facility with a revolving credit facility that is not guaranteed by HLA. This resulted in the Company no longer being the primary beneficiary of the Fund. Accordingly, during the three months ended September 30, 2026, the Company deconsolidated the Fund resulting in the derecognition of the $145,000 Bridge Facility and net investments of $45,574. The Company did not hold any other interests in the Fund at the time of deconsolidation and there was no gain or loss on derecognition.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

8. Equity
The following table shows a rollforward of the Company’s common stock outstanding since March 31, 2026:

	Class A Common Stock	Class B Common Stock
March 31, 2026	43,697,484	11,836,450
Shares repurchased and retired	(558,591)	—
Awards granted	856,713	—
Shares issued pursuant to Employee Share Purchase Plan	22,475	—
Forfeitures	(5,823)	(74,979)
Shares repurchased for employee tax withholdings	(9,625)	—
September 30, 2026	44,002,633	11,761,471
Share Repurchases
The Company has a stock repurchase program authorized by its Board of Directors under which the Company may repurchase up to an aggregate of $100,000 of its Class A common stock, of which $20,000 was previously repurchased under the pre-existing authorization, with no share count or duration limitation (the “Stock Repurchase Program”). During the six months ended September 30, 2026, the Company repurchased and retired 558,591 shares of its Class A common stock under the Stock Repurchase Program at a weighted-average price of $89.51 per share, for an aggregate purchase price of approximately $50,000. The Company did not make any repurchases of its Class A common stock under the Stock Repurchase Program during the three months ended September 30, 2026. As of September 30, 2026, approximately $30,000 remained available for repurchase under the Stock Repurchase Program.
Warrant
The Company has an outstanding warrant allowing for purchases of up to a maximum of 400,000 shares of its Class A common stock (the “Warrant”) that was issued to Guardian in a private placement transaction. During the six months ended September 30, 2026, no shares related to the Warrant (“Warrant Shares”) have been exercised, and no additional vestings have taken place.
9. Equity Based Compensation
Restricted Stock Awards
A summary of activity related to restricted stock awards subject to a service-based vesting condition (“Restricted Stock Awards”) for the six months ended September 30, 2026 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2026	319,049	$121.35
Granted	226,393	$80.48
Vested	(38,803)	$125.13
Forfeited	(3,649)	$136.32
September 30, 2026	502,990	$102.57
As of September 30, 2026, total unrecognized compensation expense related to restricted stock awards was $43,653.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Performance Awards
A summary of activity related to performance awards subject to both a market-based vesting and a service-based vesting condition (“Performance Awards”) for the six months ended September 30, 2026 is presented below:

	Total Unvested	Weighted- Average Grant-Date Fair Value of Award
March 31, 2026	1,665,982	$101.59
Granted	630,320	$47.04
Forfeited	(2,174)	$130.75
September 30, 2026	2,294,128	$86.58
As of September 30, 2026, the unrecognized compensation expense related to the Performance Awards was $125,920.
On September 16, 2026, the Company granted Performance Awards that will vest based upon (i) achieving a compound annual growth rate of total shareholder return of at least 8% as of September 16, 2031 and (ii) continued employment through September 16, 2031.
Below is a summary of the grant date fair value based on the Monte Carlo simulation valuation model and the significant assumptions used to estimate the grant date fair value of the Performance Awards granted on September 16, 2026.

Grant Date Fair Value	$47.04
Closing share price as of grant date	$89.88
Risk Free Rate	4.9%
Volatility(1)	37.5%
Dividend Yield	2.7%
(1)The Company estimates expected volatility based on the historic volatility of its own Class A common stock.
10. Compensation and Benefits
The Company has recorded the following amounts related to compensation and benefits:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Base compensation and benefits	$56,309	$55,734	$139,636	$109,248
Incentive fee compensation	7,427	8,864	18,857	12,105
Equity-based compensation	13,732	12,388	26,639	25,188
Total compensation and benefits	$77,468	$76,986	$185,132	$146,541
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
The Company’s effective tax rates were 16.6% and 11.9% for the three months ended September 30,

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

2026 and 2025, respectively, and 16.7% and 15.2% for the six months ended September 30, 2026 and 2025, respectively. These rates differed from the statutory tax rates due primarily to income allocated to NCI and changes in the valuation allowance recorded against deferred tax assets.
During the six months ended September 30, 2026, the Company made $15,951 of tax receivable agreement payments.
As of September 30, 2026, the Company had no unrecognized tax positions and believes there will be no changes to uncertain tax positions within the next 12 months.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion model rules. Several OECD member countries have enacted tax legislation based on certain elements of these rules that became effective on January 1, 2024. Other jurisdictions have announced the intent to implement these rules, but the rules remain subject to significant negotiation, potential change, and phase-in periods. As of September 30, 2026, the Company is not subject to the Pillar Two model rules and will continue to monitor legislative developments and the potential impact on future periods.
12. Earnings per Share
The following table presents the basic earnings per share (“EPS”) for a share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income attributable to HLI	$77,486	$70,889	$157,947	$124,634
Weighted-average shares	41,170,946	41,497,552	41,334,189	41,436,541
Basic EPS of Class A common stock	$1.88	$1.71	$3.82	$3.01
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

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

The following table presents the diluted EPS for a share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net income attributable to Class A common stockholders - basic	$77,486	$70,889	$157,947	$124,634
Adjustments to net income:
Assumed vesting of employee awards	121	175	235	304
Assumed conversion of Class B and Class C units	22,929	21,160	46,497	37,378
Net income attributable to Class A common stockholders	$100,536	$92,224	$204,679	$162,316
Denominator
Weighted-average shares of Class A common stock outstanding - basic	41,170,946	41,497,552	41,334,189	41,436,541
Weighted-average effect of dilutive securities:
Assumed vesting of employee awards	281,473	449,506	268,187	439,337
Assumed conversion of Class B and Class C units	12,280,789	12,548,352	12,280,789	12,603,619
Weighted-average shares of Class A common stock outstanding	53,733,208	54,495,410	53,883,165	54,479,497
Diluted EPS of Class A common stock	$1.87	$1.69	$3.80	$2.98
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
The following table presents the weighted-average shares excluded from diluted EPS that would have been antidilutive or for which the market or performance conditions have not been achieved as of the period reported:

	Three Months Ended September 30,		Six Months Ended September 30,
Shares	2026	2025	2026	2025
Performance Awards	1,484,454	1,310,471	1,434,184	1,304,706
Warrant Shares	400,000	—	400,000	—
13. Related-Party Transactions
The Company considers its employees, directors, and equity method investments to be related parties.

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Related Party Revenue and Receivables
The following table shows revenues and receivables related to the Company’s related parties:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Management and advisory fees from Funds	138,501	116,261	274,441	223,743
Incentive fees from Funds	39,263	47,396	151,794	88,317
Revenue from Funds	$177,764	$163,657	$426,235	$312,060

	September 30, 2026	March 31, 2026
Fees receivable from Funds	$166,237	$132,154
14. Supplemental Cash Flow

	Six Months Ended September 30,
	2026	2025
Non-cash operating activities:
Establishment of lease liability in exchange for right of use asset	$15,873	$436
Customer incentive asset and related liability	$9,546	$—
Non-cash investing activities:
Investments purchased by Consolidated Fund not yet paid	$(67,592)	$(10,594)
Deconsolidation of net investments held by deconsolidated fund	$45,574	$—
Conversion of note receivable	$6,636	$—
Non-cash financing activities:
Deconsolidation of Consolidated Fund debt	$145,000	$—
Dividends declared but not paid	$24,715	$22,566
Member distributions declared but not paid	$30,823	$17,687
Establishment of payable to related parties pursuant to tax receivable agreement	$—	$10,512
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
Incentive Fees
The Funds have allocated carried interest still subject to contingencies that did not meet the Company’s criteria for revenue recognition in the amounts of $1,589,534 and $1,546,358, net of amounts attributable to NCI, at September 30, 2026 and March 31, 2026, respectively.
If the Company ultimately receives the unrecognized carried interest, a total of $397,383 and $386,589 as of September 30, 2026 and March 31, 2026, respectively, would potentially be payable to certain employees and third parties pursuant to compensation arrangements related to carried interest profit-sharing plans. Such amounts have not been recorded in the Condensed Consolidated Balance Sheets or Condensed Consolidated Statements of Income as the payment is not yet probable.

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
The following table shows lease costs and other supplemental information related to the Company’s operating leases:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating lease costs	$3,183	$2,349	$5,371	$4,674
Variable lease costs	$615	$554	$1,417	$1,078
Cash paid for amounts included in the measurement of operating lease liabilities	$2,408	$2,352	$4,862	$4,628

	September 30, 2026	March 31, 2026
Weighted-average remaining lease term (in years)	10.1	10.5
Weighted-average discount rate	4.1%	3.6%
As of September 30, 2026, the maturities of operating lease liabilities were as follows:

Remainder of FY2027	$3,205
FY2028	10,139
FY2029	9,211
FY2030	11,389
FY2031	11,004
Thereafter	68,556
Total lease payments	$113,504
Less: imputed interest	(21,204)
Total operating lease liabilities	$92,300

Hamilton Lane Incorporated
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(In thousands, except share and per share amounts)

Commitments
The Company serves as the investment manager of the Funds. The general partner or managing member of each Fund is generally a separate subsidiary of the Company and has agreed to invest funds on the same basis as the limited partners in most instances. The Company’s aggregate unfunded commitment to the Funds was $297,011 and $272,151 as of September 30, 2026 and March 31, 2026, respectively.
In connection with certain of the Company’s strategic technology investments, up to 15% of realized gains will be paid to employees as a discretionary bonus, including one of the Company’s Executive Co-Chairmen, for overseeing the initial investments as those gains are realized. The Company has an unrealized net gain on strategic investments of $49,359 as of September 30, 2026.
The Company offers an Employee Investment Program (“EIP”) through which certain employees are able to invest directly into certain Company managed Funds as individual limited partners (“LPs”). The employees also have an option to enter into a loan agreement with the Company or a third-party lender to fund committed capital. The loan is collateralized by the underlying LP’s interest in the fund and return of capital distributions are utilized to pay the outstanding loan balance. The Company entered into a separate agreement with the third-party lender to backstop the employee’s performance under the loan with a commitment to purchase the LP interest from the lender at the greater of fair value or the outstanding balance of the loan in the event of a default by the employee. As of September 30, 2026 and March 31, 2026, the total amount of outstanding loans at the third-party lender under the EIP were $2,939 and $1,663, respectively, and the Company believes the risk of default by an employee to be remote.
16. Subsequent Event
Dividend Declared
On November 3, 2026, the Company announced a quarterly dividend of $0.60 per share of Class A common stock to record holders at the close of business on December 21, 2026. The payment date will be January 7, 2027.
Sale of Investment
On October 8, 2026, the Company sold its interests in a technology investment for $30,798 in cash, recognizing a realized gain of $17,134.

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
Business Overview
We are a global private markets investment solutions provider and operate our business in a single segment. We offer a variety of investment solutions to address our clients’ needs across a range of private markets, including private equity, private credit, direct equity, real estate, infrastructure, other real assets, growth equity, venture capital and impact. These solutions are constructed from a range of investment types, including primary investments in funds managed by third-party managers, direct investments alongside such funds and acquisitions of secondary stakes in such funds, with a number of our clients utilizing multiple investment types. These solutions are offered in a variety of formats covering some or all phases of private markets investment programs:
•Customized Separate Accounts: We design and build customized portfolios of private markets funds and direct investments to meet our clients’ specific portfolio objectives with regard to return, risk tolerance, diversification and liquidity. We generally have discretionary investment authority over our customized separate accounts, which comprised $96.0 billion of our assets under management (“AUM”) as of September 30, 2026.
•Specialized Funds: We invest and manage commingled specialized primary, secondary, private credit, direct equity and multi-strategy investment funds across the private markets, including those that focus on specific markets or strategies such as venture capital, infrastructure, real estate and impact. Our specialized funds include both drawdown funds and evergreen funds. Specialized funds comprised $54.7 billion of our AUM as of September 30, 2026.
•Advisory Services: We offer non-discretionary investment advisory services to assist clients in developing and implementing their private markets investment programs. Our investment advisory services include asset allocation, strategic plan creation, development of investment policies and guidelines, the screening and recommending of investments, the monitoring of and reporting on investments and investment manager review and due diligence. Our advisory clients include some of the largest and most sophisticated private markets investors in the world. We had $929.1 billion of assets under advisement (“AUA”) as of September 30, 2026.
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
Recent Transactions
Sale of Investment
On October 8, 2026, we sold our interests in a technology investment for $30.8 million in cash, recognizing a realized gain of $17.1 million.
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

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the three and six months ended September 30, 2026 and 2025. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues
Management and advisory fees	$164,029	$142,127	$325,396	$275,822
Incentive fees	40,401	44,551	154,365	86,813
Consolidated Funds and Partnerships:
Incentive fees	—	4,202	—	4,202
Total revenues	204,430	190,880	479,761	366,837
Expenses
Compensation and benefits	77,468	76,986	185,132	146,541
General, administrative and other	38,040	33,549	76,247	62,492
Consolidated Funds and Partnerships:
General, administrative and other	2,601	630	5,590	1,114
Total expenses	118,109	111,165	266,969	210,147
Other income (expense)
Equity in income of investees	23,879	20,069	26,914	29,508
Interest expense	(3,467)	(3,830)	(6,964)	(7,687)
Interest income	2,964	2,643	6,144	5,438
Non-operating gain, net	16,260	35	15,665	482
Consolidated Funds and Partnerships:
Equity in income of investees	2,093	551	1,724	1,421
Net gain on investments	49,978	17,927	70,790	26,466
Interest income	575	472	1,505	711
Total other income (expense)	92,282	37,867	115,778	56,339
Income before income taxes	178,603	117,582	328,570	213,029
Income tax expense	29,683	13,978	54,766	32,356
Net income	148,920	103,604	273,804	180,673
Less: Income attributable to non-controlling interests in Consolidated Funds and Partnerships	39,855	7,378	53,490	8,982
Less: Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,579	25,337	62,367	47,057
Net income attributable to Hamilton Lane Incorporated	$77,486	$70,889	$157,947	$124,634

Basic earnings per share of Class A common stock	$1.88	$1.71	$3.82	$3.01
Diluted earnings per share of Class A common stock	$1.87	$1.69	$3.80	$2.98

Revenues
The following table shows our total revenues (excluding consolidated funds (“Consolidated Funds”) and general partner entities that are not wholly-owned (“Partnerships”)):

(in thousands)	Three Months Ended September 30,		Total Change
Revenues	2026	2025
Management and advisory fees
Specialized funds	$109,676	$89,857	$19,819
Customized separate accounts	34,037	35,771	(1,734)
Advisory	4,498	5,431	(933)
Reporting, monitoring, data and analytics	9,704	8,644	1,060
Distribution management	1,705	452	1,253
Fund reimbursement revenue	4,409	1,972	2,437
Total management and advisory fees	164,029	142,127	21,902
Incentive fees
Specialized funds	32,034	31,477	557
Customized separate accounts	8,367	13,074	(4,707)
Total incentive fees	40,401	44,551	(4,150)
Total revenues	$204,430	$186,678	$17,752
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Total revenues increased $17.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due to an increase in management and advisory fees, partially offset by a decrease in incentive fees.
Management and advisory fees increased $21.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Specialized funds revenue increased $19.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to increases of $17.8 million in revenue from our evergreen funds, $1.7 million in revenue from our latest secondary fund, and $1.2 million in revenue from our latest direct equity fund, which added $6.3 billion, $0.8 billion, and $0.9 billion, respectively, in fee-earning AUM between periods. Reporting, monitoring, data and analytics revenue increased $1.1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to increased subscriptions of our technology solutions. Fund reimbursement revenue increased $2.4 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to the timing of fund related expenses. Customized separate accounts revenue decreased $1.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due to one-time contractual true-ups for customized separate account commitments to specialized funds. Advisory revenue decreased $0.9 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due primarily to advisory agreements reaching the end of their term.
Incentive fees decreased $4.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to a decrease in carried interest from our customized separate accounts during the three months ended September 30, 2026.

(in thousands)	Six Months Ended September 30,		Total Change
Revenues	2026	2025
Management and advisory fees
Specialized funds	$218,495	$172,602	$45,893
Customized separate accounts	68,727	70,346	(1,619)
Advisory	9,053	10,917	(1,864)
Reporting, monitoring, data and analytics	19,612	17,037	2,575
Distribution management	1,962	1,427	535
Fund reimbursement revenue	7,547	3,493	4,054
Total management and advisory fees	325,396	275,822	49,574
Incentive fees
Specialized funds	139,591	69,686	69,905
Customized separate accounts	14,774	17,127	(2,353)
Total incentive fees	154,365	86,813	67,552
Total revenues	$479,761	$362,635	$117,126
Six months ended September 30, 2026 compared to six months ended September 30, 2025
Total revenues increased $117.1 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due to increases in both management and advisory fees and incentive fees.
Management and advisory fees increased $49.6 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Specialized funds revenue increased $45.9 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due primarily to increases of $36.9 million in revenue from our evergreen funds, $5.0 million in revenue from our latest direct equity fund, and $1.7 million in revenue from our latest secondary fund, which added $6.3 billion, $0.9 billion, and $0.8 billion, respectively, in fee-earning AUM between periods. Revenue from our specialized funds for the six months ended September 30, 2026 included $2.1 million of retroactive fees from our latest direct equity fund. Fund reimbursement revenue increased $4.1 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025 due primarily to the timing of fund related expenses. Reporting, monitoring, data and analytics revenue increased $2.6 million, due primarily to increased subscriptions of our technology solutions. Advisory revenue decreased $1.9 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025 due primarily to advisory agreements reaching the end of their term. Customized separate accounts revenue decreased $1.6 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025 due to one-time contractual true-ups for customized separate account commitments to specialized funds.
Incentive fees increased $67.6 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due primarily to an increase in evergreen-related performance fees, partially offset by a decrease in carried interest from our customized separate accounts during the six months ended September 30, 2026.

Expenses
The following table shows our expenses (excluding Consolidated Funds and Partnerships):

	Three Months Ended September 30,		Total Change
(in thousands)	2026	2025
Expenses
Compensation and benefits
Base compensation and benefits	$56,309	$55,734	$575
Incentive fee compensation	7,427	8,864	(1,437)
Equity-based compensation	13,732	12,388	1,344
Total compensation and benefits	77,468	76,986	482
General, administrative and other	38,040	33,549	4,491
Total expenses	$115,508	$110,535	$4,973
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Total expenses increased $5.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to increases in general, administrative and other expenses.
Compensation and benefits expenses remained flat for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Incentive fee compensation decreased $1.4 million for the three months ended September 30, 2026, due primarily to a decrease in carried interest revenue compared to the prior year period. Equity-based compensation increased $1.3 million for the three months ended September 30, 2026, driven primarily by awards granted between September 30, 2025 and September 30, 2026.
General, administrative and other expenses increased $4.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This change was due primarily to increases in consulting and professional fees of $1.1 million, technology related expenses of $1.7 million, marketing and conference related expense of $1.6 million, and fund reimbursement expense of $0.4 million, partially offset by decreases in other expenses.

	Six Months Ended September 30,		Total Change
(in thousands)	2026	2025
Expenses
Compensation and benefits
Base compensation and benefits	$139,636	$109,248	$30,388
Incentive fee compensation	18,857	12,105	6,752
Equity-based compensation	26,639	25,188	1,451
Total compensation and benefits	185,132	146,541	38,591
General, administrative and other	76,247	62,492	13,755
Total expenses	$261,379	$209,033	$52,346
Six months ended September 30, 2026 compared to six months ended September 30, 2025
Total expenses increased $52.3 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due to increases in both compensation and benefits and general, administrative and other expenses.

Compensation and benefits expenses increased $38.6 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. Base compensation and benefits increased $30.4 million, due primarily to an increase in our annual bonus plan accrual related to stronger operating performance compared to the prior year period and an increase in salary expense from additional headcount. Equity-based compensation increased $1.5 million for the six months ended September 30, 2026, driven primarily by awards granted between September 30, 2025 and September 30, 2026. Incentive fee compensation increased $6.8 million for the six months ended September 30, 2026 due to an increase in carried interest revenue compared to the prior year period.
General, administrative and other expenses increased $13.8 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. This change was due primarily to increases in consulting and professional fees of $3.6 million, fund reimbursement expense of $3.4 million, technology related expense of $2.1 million, marketing and conference related expenses of $1.7 million and commissions of $1.2 million.
Other Income (Expense)
The following table shows our total other income (expense) (excluding Consolidated Funds and Partnerships):

	Three Months Ended September 30,		Total Change
(in thousands)	2026	2025
Other income (expense)
Equity in income of investees
Primary funds	$1,912	$1,320	$592
Direct investment funds	4,052	3,620	432
Secondary funds	932	3,213	(2,281)
Customized separate accounts	5,218	4,389	829
Evergreen funds	11,764	7,662	4,102
Other equity method investments	1	(135)	136
Total equity in income of investees	23,879	20,069	3,810
Interest expense	(3,467)	(3,830)	363
Interest income	2,964	2,643	321
Non-operating gain, net	16,260	35	16,225
Total other income (expense)	$39,636	$18,917	$20,719
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Other income (expense) increased $20.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to an increase in non-operating gain, net and equity in income of investees.
Non-operating gain, net, increased $16.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to an unrealized gain of $15.6 million recognized on a publicly traded technology investment during the three months ended September 30, 2026.
Equity in income of investees increased by $3.8 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to increases in investment valuations on our evergreen funds and customized separate accounts, partially offset by fluctuations in publicly traded investments held by secondary funds.

	Six Months Ended September 30,		Total Change
(in thousands)	2026	2025
Other income (expense)
Equity in income of investees
Primary funds	$2,444	$2,088	$356
Direct investment funds	4,425	4,499	(74)
Secondary funds	(404)	5,563	(5,967)
Customized separate accounts	6,380	6,972	(592)
Evergreen funds	14,020	10,772	3,248
Other equity method investments	49	(386)	435
Total equity in income of investees	26,914	29,508	(2,594)
Interest expense	(6,964)	(7,687)	723
Interest income	6,144	5,438	706
Non-operating gain, net	15,665	482	15,183
Total other income (expense)	$41,759	$27,741	$14,018
Six months ended September 30, 2026 compared to six months ended September 30, 2025
Other income (expense) increased $14.0 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due primarily to an increase in non-operating gain, net, partially offset by a decrease in equity in income of investees.
Non-operating gain, net, increased $15.2 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due primarily to an unrealized gain of $15.6 million recognized on a publicly traded technology investment during the six months ended September 30, 2026.
Equity in income of investees decreased by $2.6 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due primarily to fluctuations in publicly traded investments held by secondary funds, partially offset by larger increases in investment valuations on evergreen funds.
Consolidated Funds and Partnerships
The following table shows the results of operations of Consolidated Funds and Partnerships:

	Three Months Ended September 30,		Total Change
(in thousands)	2026	2025
Revenue
Incentive fees	$—	$4,202	$(4,202)

Expenses
General, administrative and other	$2,601	$630	$1,971

Other income (expense)
Equity in income of investees	$2,093	$551	$1,542
Net gain on investments	49,978	17,927	32,051
Interest income	575	472	103
Total other income (expense)	$52,646	$18,950	$33,696

Three months ended September 30, 2026 compared to three months ended September 30, 2025
Other income (expense) of Consolidated Funds and Partnerships increased $33.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to increased investment activity of Funds consolidated between periods and valuation increases on equity investments held by consolidated partnerships during the three months ended September 30, 2026.
General, administrative and other expenses of Consolidated Funds and Partnerships increased $2.0 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to new funds that are consolidated and increased fund activity.

	Six Months Ended September 30,		Total Change
(in thousands)	2026	2025
Revenue
Incentive fees	$—	$4,202	$(4,202)

Expenses
General, administrative and other	$5,590	$1,114	$4,476

Other income (expense)
Equity in income of investees	$1,724	$1,421	$303
Net gain on investments	70,790	26,466	44,324
Interest income	1,505	711	794
Total other income (expense)	$74,019	$28,598	$45,421
Six months ended September 30, 2026 compared to six months ended September 30, 2025
Other income (expense) of Consolidated Funds and Partnerships increased $45.4 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due primarily to increased investment activity of Funds consolidated between periods.
General, administrative and other expenses of Consolidated Funds and Partnerships increased $4.5 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due primarily to new funds that are consolidated and increased fund activity.
Income Tax Expense
The Company’s effective tax rates were 16.6% and 11.9% for the three months ended September 30, 2026 and 2025, respectively, and 16.7% and 15.2% for the six months ended September 30, 2026 and 2025, respectively. These rates differed from the statutory tax rates due primarily to income allocated to NCI and changes in the valuation allowance recorded against deferred tax assets. The effective tax rates for the three and six months ended September 30, 2026 were higher than the three and six months ended September 30, 2025 due primarily to a smaller decrease in the valuation allowance against deferred tax assets recorded during the three and six months ended September 30, 2026.

Non-Controlling Interests
The following table shows income attributable to NCI:

	Three Months Ended September 30,		Total Change
(in thousands)	2026	2025
Income attributable to non-controlling interests in Consolidated Funds and Partnerships	39,855	7,378	$32,477
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,579	25,337	6,242
	$71,434	$32,715	$38,719
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Net income attributable to NCI increased $38.7 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to an increase in overall net income during the period.
Net income attributable to NCI in Consolidated Funds and Partnerships increased $32.5 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was due primarily to gains on investments held by Funds and increased subscriptions in the consolidated Funds by NCI holders, increasing the NCI ownership between periods.
Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. increased $6.2 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, due primarily to an overall increase in net income.

	Six Months Ended September 30,		Total Change
(in thousands)	2026	2025
Income attributable to non-controlling interests in Consolidated Funds and Partnerships	$53,490	$8,982	$44,508
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	62,367	47,057	15,310
	$115,857	$56,039	$59,818
Six months ended September 30, 2026 compared to six months ended September 30, 2025
Net income attributable to NCI increased $59.8 million for the six months ended September 30, 2026, compared to the six months ended September 30, 2025, due primarily to an increase in overall net income during the period.
Net income attributable to NCI in consolidated Funds and Partnerships increased $44.5 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025. The increase was due primarily to gains on investments held by Funds consolidated between periods and increased NCI ownership driven by increased subscriptions in the consolidated Funds by NCI holders.
Net income attributable to NCI in Hamilton Lane Advisors, L.L.C. increased $15.3 million for the six months ended September 30, 2026 compared to the six months ended September 30, 2025, due primarily to an overall increase in net income.

Fee-Earning AUM
The following table provides the period to period roll-forward of our fee-earning AUM.

	Three Months Ended September 30, 2026			Six Months Ended September 30, 2026
(in millions)
	Customized Separate Accounts	Specialized Funds	Total	Customized Separate Accounts	Specialized Funds	Total
Balance, beginning of period	$41,098	$42,594	$83,692	$40,943	$40,569	$81,512
Contributions (1)	1,363	2,345	3,708	2,600	4,752	7,352
Distributions (2)	(1,040)	(891)	(1,931)	(2,065)	(1,946)	(4,011)
Foreign exchange, market value and other (3)	39	418	457	(18)	1,091	1,073
Balance, end of period	$41,460	$44,466	$85,926	$41,460	$44,466	$85,926

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
Three months ended September 30, 2026
Fee-earning AUM increased $2.2 billion during the three months ended September 30, 2026, due primarily to contributions.
Customized separate accounts fee-earning AUM increased $0.4 billion for the three months ended September 30, 2026. Customized separate accounts contributions were $1.4 billion for the three months ended September 30, 2026, due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Distributions were $1.0 billion for the three months ended September 30, 2026, due primarily to $0.5 billion from accounts reaching the end of their fund term, $0.4 billion from returns of capital in accounts earning fees on a net invested capital or NAV, and $0.1 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $1.9 billion for the three months ended September 30, 2026. Specialized fund contributions were $2.3 billion for the three months ended September 30, 2026, due primarily to $1.1 billion from our evergreen funds and $0.8 billion from our latest secondary fund. Distributions were $0.9 billion for the three months ended September 30, 2026, due primarily to redemptions from evergreen funds and returns of capital.
Six months ended September 30, 2026
Fee-earning AUM increased $4.4 billion during the six months ended September 30, 2026, due primarily to contributions.
Customized separate accounts fee-earning AUM increased $0.5 billion for the six months ended September 30, 2026. Customized separate accounts contributions were $2.6 billion for the six months ended September 30, 2026, due to the addition of new accounts, additional allocations from existing accounts and continued investment activity. Distributions were $2.1 billion for the six months ended September 30, 2026, due primarily to $0.9 billion from returns of capital in accounts earning fees on a net invested capital or NAV, $0.9 billion from accounts reaching the end of their fund term, and $0.3 billion from accounts moving from a committed to net invested capital fee base.
Specialized funds fee-earning AUM increased $3.9 billion for the six months ended September 30, 2026. Specialized fund contributions were $4.8 billion for the six months ended September 30, 2026, due primarily to $2.4 billion from our evergreen funds, $0.8 billion from our latest secondary fund, and $0.5 billion from our latest infrastructure fund. Distributions were $1.9 billion for the six months ended September 30, 2026, due primarily to redemptions from evergreen funds and returns of capital.
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

The following table shows a reconciliation of net income attributable to Hamilton Lane Incorporated to FRE and Adjusted EBITDA for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Net income attributable to Hamilton Lane Incorporated	$77,486	$70,889	$157,947	$124,634
Income attributable to non-controlling interests in Consolidated Funds and Partnerships	39,855	7,378	53,490	8,982
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,579	25,337	62,367	47,057
Incentive fees	(40,401)	(48,753)	(154,365)	(91,015)
Incentive fee related compensation (1)	14,111	16,842	35,829	23,002
Fee related performance revenues	11,014	16,215	83,514	45,735
Equity-based compensation	13,732	12,388	26,639	25,188
Consolidated Funds related general, administrative and other expenses	2,601	630	5,590	1,091
Management fees related to Consolidated Funds	3,351	—	5,183	57
Non-operating income related compensation	52	—	52	—
Income tax expense	29,683	13,978	54,766	32,356
Other income (expense)	(92,282)	(37,867)	(115,778)	(56,339)
Fee Related Earnings	$90,781	$77,037	$215,234	$160,748
Depreciation and amortization	2,417	2,519	4,945	5,047
Incentive fees	40,401	48,753	154,365	91,015
Incentive fees attributable to non-controlling interests	—	(179)	—	(179)
Incentive fee related compensation (1)	(14,111)	(16,842)	(35,829)	(23,002)
Fee related performance revenues	(11,014)	(16,215)	(83,514)	(45,735)
Fee related performance revenues related to Consolidated Funds	320	3,099	4,578	3,324
Non-operating income related compensation	(52)	—	(52)	—
Interest income	2,964	2,643	6,144	5,438
Adjusted EBITDA	$111,706	$100,815	$265,871	$196,656
(1) Incentive fee related compensation includes incentive fee compensation expense and bonus related to carried interest that is classified as base compensation.

Non-GAAP Earnings Per Share
Non-GAAP earnings per share (“EPS”) measures our per-share earnings excluding certain significant items that we believe are not indicative of our core performance and assuming all Class B and Class C units in HLA were exchanged for Class A common stock in HLI. Non-GAAP EPS is calculated as adjusted net income divided by adjusted shares outstanding. Adjusted net income is income before taxes fully taxed at our estimated statutory tax rate. Adjusted shares outstanding for the three and six months ended September 30, 2026 and 2025 are equal to weighted-average shares of Class A common stock outstanding - diluted. We believe adjusted net income and non-GAAP EPS are useful to investors because they enable them to better evaluate total and per-share operating performance across reporting periods.
The following table shows a reconciliation of adjusted net income to net income attributable to Hamilton Lane Incorporated for the three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per-share amounts)	2026	2025	2026	2025
Net income attributable to Hamilton Lane Incorporated	$77,486	$70,889	$157,947	$124,634
Income attributable to non-controlling interests in Hamilton Lane Advisors, L.L.C.	31,579	25,337	62,367	47,057
Income tax expense	29,683	13,978	54,766	32,356
Adjusted pre-tax net income	138,748	110,204	275,080	204,047
Adjusted income taxes (1)	(32,603)	(26,118)	(64,368)	(48,359)
Adjusted net income	$106,145	$84,086	$210,712	$155,688

Weighted-average shares of Class A common stock outstanding - diluted	53,733,208	54,495,410	53,883,165	54,479,497
Non-GAAP EPS	$1.98	$1.54	$3.91	$2.86

(1) For the three and six months ended September 30, 2026 and 2025, represents corporate income taxes at a blended federal, state, local and foreign statutory tax rate of 23.4% and 23.7%, respectively, applied to adjusted pre-tax net income. The 23.4% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.4%. The 23.7% is based on a federal tax statutory rate of 21.0% and a combined state income tax rate net of federal benefits of 2.7%.

Investment Performance
The following tables present information relating to the historical performance of our significant specialized funds. The data are presented from the date indicated through June 30, 2026 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
Drawdown Fund Performance
Gross Returns — Realized and Unrealized

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. S&P 500 PME	Net Spread vs. S&P 500 PME	Gross Spread vs. MSCI World PME	Net Spread vs. MSCI World PME
Secondaries
Pre-Fund	—	—	362	1.5	N/A	17.1%	N/A	1,332 bps	N/A	1,173 bps	N/A
Secondary Fund I	2005	360	353	1.2	1.2	5.2%	3.8%	113 bps	(63 bps)	341 bps	157 bps
Secondary Fund II	2008	591	603	1.5	1.4	19.9%	13.5%	451 bps	(190 bps)	869 bps	215 bps
Secondary Fund III	2012	909	841	1.4	1.3	12.7%	10.0%	(85 bps)	(380 bps)	301 bps	12 bps
Secondary Fund IV	2016	1,917	2,122	1.6	1.5	13.7%	14.0%	(124 bps)	(140 bps)	183 bps	179 bps
Secondary Fund V	2019	3,929	3,983	1.5	1.4	13.4%	11.1%	(65 bps)	(293 bps)	141 bps	(84 bps)
Secondary Fund VI	2022	5,603	5,056	1.3	1.3	22.7%	21.9%	145 bps	254 bps	217 bps	272 bps
Direct/Co-investments
Pre-Fund	—	—	244	1.9	N/A	21.3%	N/A	1,655 bps	N/A	1,600 bps	N/A
Co-Investment Fund	2005	604	578	1.0	0.9	0.2%	(1.4)%	(570 bps)	(755 bps)	(319 bps)	(510 bps)
Co-Investment Fund II	2008	1,195	1,158	2.2	1.9	17.9%	14.3%	547 bps	171 bps	917 bps	536 bps
Co-Investment Fund III	2014	1,462	1,324	1.8	1.6	14.5%	11.6%	(16 bps)	(307 bps)	303 bps	9 bps
Co-Investment Fund IV	2018	1,698	1,512	2.5	2.2	21.9%	20.6%	632 bps	484 bps	890 bps	737 bps
Equity Opportunities Fund V	2021	2,069	1,895	1.4	1.3	10.4%	8.5%	(514 bps)	(739 bps)	(372 bps)	(604 bps)
Equity Opportunities Fund VI	2024	3,262	945	1.2	1.2	19.2%	37.1%	(239 bps)	1,674 bps	(225 bps)	1,774 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs DJB GI	Net Spread vs DJB GI	Gross Spread vs MSCI World Infra	Net Spread vs MSCI World Infra
Infrastructure Funds
Infrastructure Opps Fund I	2020	489	422	1.6	1.5	15.1%	12.4%	562 bps	269 bps	408 bps	97 bps
Infrastructure Opps Fund II	2024	1,517	754	1.3	1.3	32.6%	31.8%	1,802 bps	1,563 bps	1,975 bps	1,744 bps

Fund	Vintage year	Fund size ($M)	Capital invested ($M)	Gross multiple	Net Multiple	Gross IRR (%)	Net IRR (%)	Gross Spread vs. ICE BofA US HY	Net Spread vs. ICE BofA US HY	Gross Spread vs. CS LL PME	Net Spread vs. CS LL PME
Strategic Opportunities (Tail-end secondaries and credit)
Strat Opps 2015	2015	71	68	1.3	1.2	14.1%	10.6%	566 bps	219 bps	862 bps	513 bps
Strat Opps 2016	2016	214	217	1.2	1.1	8.8%	6.4%	247 bps	11 bps	388 bps	155 bps
Strat Opps 2017	2017	435	448	1.2	1.2	8.5%	6.3%	391 bps	156 bps	419 bps	201 bps
Strat Opps IV (Series 2018)	2018	889	870	1.2	1.2	7.8%	6.1%	338 bps	136 bps	385 bps	175 bps
Strat Opps V (Series 2019)	2019	762	716	1.4	1.3	12.8%	10.2%	840 bps	527 bps	689 bps	370 bps
Strat Opps VI (Series 2020)	2021	898	855	1.3	1.2	7.5%	6.1%	399 bps	180 bps	150 bps	(27 bps)
Strat Opps VII	2022	953	907	1.3	1.2	12.8%	10.4%	394 bps	134 bps	443 bps	206 bps
Strat Opps VIII	2023	700	641	1.2	1.2	13.9%	11.3%	659 bps	407 bps	819 bps	570 bps
Strat Opps IX	2024	533	320	1.1	1.1	15.8%	10.0%	997 bps	451 bps	1,155 bps	579 bps

Evergreen Fund Performance

Fund	Inception date	NAV ($M)	Total Annualized Return Since Inception (Net)(1)
Global Multi-Strategy Evergreen Fund(1)	May 2019	6,801	12.5%
US Multi-Strategy Evergreen Fund(1)(2)	January 2021	6,464	16.2%
Global Credit Evergreen Fund(1)(3)	January 2023	2,213	8.9%
Global Infrastructure Evergreen Fund(1)(4)	February 2024	1,053	24.0%
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
Our IRR represents the pooled IRR for all discretionary investments for the period from inception to June 30, 2026. Gross IRR is presented net of management fees, carried interest and expenses charged by the general partners of the underlying investments, but does not include our management fees, carried interest or expenses. Our gross IRR would decrease with the inclusion of our management fees, carried interest and expenses. Net IRR is net of all management fees, carried interest and expenses charged by the general partners of the underlying investments, as well as by us. Net IRR figures for our funds do not include cash flows attributable to the general partner. Note that secondary portfolio IRRs can be initially impacted by purchase discounts (or premiums) paid at the closing of a transaction, the impact of which will diminish over time.
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
Evergreen Fund Performance Methodology
For our evergreen funds, total return is calculated on a NAV-per-unit (or per-share) basis and reflects the percentage change in NAV per unit over the applicable measurement period, inclusive of reinvested distributions and net of all management fees, incentive fees and fund-level expenses. Returns are presented for the institutional share class of the applicable funds. Total return since inception represents the annualized compounded return from the fund’s inception date through June 30, 2026. Total return assumes the reinvestment of all distributions received during the period at NAV. Total return does not reflect the impact of any applicable sales charges or taxes payable by investors. Each of our evergreen funds offers multiple share classes with varying fee structures, and returns for other share classes may differ, and in some cases may be lower, due to higher management fees, distribution fees, selling commissions or other class-specific expenses.
All evergreen fund performance information is presented on a 90-day lag from our fiscal quarter end. Performance results presented are historical and do not guarantee future results.
Liquidity and Capital Resources
Historical Liquidity and Capital Resources
We have managed our historical liquidity and capital requirements primarily through the receipt of management and advisory fee revenues. Our primary cash flow activities involve: (1) generating cash flow from operations, which largely includes management and advisory fees; (2) realizations generated from our investment activities; (3) funding capital commitments that we have made to certain of our specialized funds and customized separate accounts; (4) providing seed capital to new specialized funds; (5) making dividend payments to our stockholders and distributions to holders of HLA units; (6) borrowings, interest payments and repayments under our outstanding debt; and (7) making strategic investments in companies that seek to offer technology-driven private markets data and wealth management solutions. As of September 30, 2026 and March 31, 2026, our cash and cash equivalents were $336.2 million and $361.0 million, respectively. These amounts exclude cash and cash equivalents held at Consolidated Funds and Partnerships and restricted cash, which are not available to support our general liquidity needs.
Our material sources of cash from our operations include: (1) management and advisory fees, which are collected monthly or quarterly; (2) incentive fees, which are volatile and largely unpredictable as to amount and timing; and (3) fund distributions related to investments in our specialized funds and certain customized separate accounts that we manage. We use cash flow from operations primarily to pay compensation and related expenses, general, administrative and other expenses, debt service, capital expenditures, distributions to our owners and to fund commitments to certain of our specialized funds and customized separate accounts. If cash flow from operations was insufficient to fund distributions to our owners, we expect that we would suspend paying such distributions.
We have also accessed the capital markets and used proceeds from sales of our Class A common stock to settle in cash exchanges of HLA membership interests by direct and indirect owners of HLA pursuant to our exchange agreement.

Senior Notes and Loan Agreements
In 2024, HLA issued $100.0 million aggregate principal amount of 5.28% senior notes due October 15, 2029 (the “Senior Notes”) pursuant to a note purchase agreement (the “Note Purchase Agreement”) among HLA and the institutional purchasers party thereto in a private placement transaction. Interest on the Senior Notes is payable semi-annually in arrears and commenced on April 15, 2025. Interest on the Senior Notes accrues from and including October 8, 2024. The Senior Notes will mature on October 15, 2029.
We maintain our Term Loan and Security Agreement (as amended, the “Term Loan Agreement”), Revolving Loan and Security Agreement (as amended, the “Revolving Loan Agreement”), 2020 Multi-Draw Term Loan and Security Agreement (as amended, the “2020 Multi-Draw Term Loan Agreement”), and 2022 Multi-Draw Term Loan Agreement (as amended, the “2022 Multi-Draw Term Loan Agreement” and, together with the Term Loan Agreement, the Revolving Loan Agreement, and the 2020 Multi-Draw Term Loan Agreement, the “Loan Agreements”) with JPMorgan Chase Bank, N.A. (“JPMorgan”). The Loan Agreements are cross-collateralized and cross-defaulted and the aggregate principal amount of loans that may be outstanding under all of the Loan Agreements is subject to an aggregate cap of $325.0 million (the “Cap”).
On April 29, 2026, we amended each of the Term Loan Agreement, Revolving Loan Agreement, the 2020 Multi-Draw Term Loan Agreement and the 2022 Multi-Draw Term Loan Agreement to, among other things, (a) add a covenant regarding a revolving credit facility to be established for the benefit of certain of our funds, (b) expand the scope of warehouse financing arrangements permitted under the Loan Agreements, subject to an aggregate cap of $500.0 million, (c) increase the cap on certain unsecured guarantees of debt that HLA may provide from $25.0 million to $70.0 million, and (d) add a $20.0 million cap on the aggregate amount of unsecured indebtedness HLA may incur in the normal course of business.
The Term Loan Agreement has a maturity date of July 1, 2029 and the interest rate is a floating per annum rate equal to the prime rate minus 1.25% subject to a floor of 3.00%. As of September 30, 2026, we had an outstanding balance of $78.1 million under the Term Loan Agreement.
The Revolving Loan Agreement provides that the aggregate outstanding balance will not exceed $50.0 million, subject to the Cap, and has a maturity date of October 6, 2027. The interest rate is a floating per annum rate equal to the prime rate minus 1.50% subject to a floor of 2.25%. As of September 30, 2026, we did not have an outstanding balance under the Revolving Loan Agreement.
The 2020 Multi-Draw Term Loan Agreement provides for a term loan in the aggregate principal amount of $100.0 million with a maturity date of April 1, 2030. The interest rate is a fixed per annum rate of 3.50%. As of September 30, 2026, we had an outstanding balance of $92.5 million under the 2020 Multi-Draw Term Loan Agreement.
The 2022 Multi-Draw Term Loan Agreement provides for term loans in an aggregate principal amount of up to $50.0 million, subject to the Cap, and has a maturity date of October 1, 2029. The interest rate for borrowings is equal to the greater of (i) the prime rate minus 1.35% and (ii) 3.00%. As of September 30, 2026, we did not have an outstanding balance under the 2022 Multi-Draw Term Loan Agreement. We are entitled to request term loans not to exceed $50.0 million in the aggregate, subject to the Cap, through October 6, 2027.

The Loan Agreements and the Note Purchase Agreement contain covenants that, among other things, limit HLA’s ability to incur indebtedness, transfer or dispose of assets, merge with other companies, create, incur or allow liens, make investments, pay dividends or make distributions, engage in transactions with affiliates and take certain actions with respect to management fees. The Loan Agreements also require HLA to maintain, among other requirements, (a) a specified amount of management fees, (b) a specified amount of adjusted EBITDA minus dividend distributions (other than tax distributions), as defined in the Loan Agreements, and (c) a specified minimum tangible net worth, during the term of each of the Loan Agreements. The Note Purchase Agreement contains certain covenants, including (a) a Consolidated Leverage Ratio (as defined in the Note Purchase Agreement) of 3.50 to 1.00 as of March 31 and September 30 of each calendar year (each, a “Test Date”), (b) a minimum annual Management Fees (as defined in the Note Purchase Agreement) covenant as of each Test Date of not less than the greater of (i) $185.0 million and (ii) the amount equal to 80% of the Management Fees received by HLA during the six calendar month period ended on the immediately preceding Test Date, and other customary covenants. The obligations under the Loan Agreements are secured by substantially all the assets of HLA. As of September 30, 2026 and March 31, 2026, the principal amount of debt outstanding equaled $270.6 million and $280.6 million, respectively. We had $154.4 million in availability under the Loan Agreements as of September 30, 2026.
Consolidated Fund Bridge Facility
In May 2026, a Consolidated Fund entered into a credit agreement with JPMorgan providing for term loan commitments of up to $250.0 million (the “Bridge Facility”) to finance the acquisition of portfolio investments in advance of anticipated capital calls to be made to the Fund’s limited partners. HLA provided an unconditional guaranty of payment of the Consolidated Fund’s obligations under the Bridge Facility, subject to a maximum liability of $250.0 million.
On June 29, 2026, the Consolidated Fund drew $145.0 million under the Bridge Facility to fund the acquisition of portfolio investments. In August 2026, the Consolidated Fund held its first close and refinanced the Bridge Facility with a revolving credit facility that is not guaranteed by HLA. This resulted in us no longer being the primary beneficiary of the Fund. Accordingly, during the three months ended September 30, 2026, we deconsolidated the Fund resulting in the derecognition of the $145.0 million Bridge Facility. No amounts were paid by HLA under the guaranty.
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
We expect to continue to use our balance sheet to support the launch and growth of our specialized funds and customized separate accounts. In addition to funding the capital commitments we have made to certain of our specialized funds and customized separate accounts and providing seed capital to new specialized funds, including our evergreen funds, we may from time to time warehouse investments pending fundraising, make loans to these funds and accounts, invest in structured vehicles that we sponsor, and guarantee or otherwise provide credit support for their obligations, such as credit facilities or equity commitments. The guaranteed obligations are generally secured by uncalled capital commitments to, or investments held by, the applicable fund. We generally expect capital we provide through loans to be returned as third-party capital is raised, and we believe the likelihood of material funding under the guarantees would be remote. However, the timing of any return is uncertain, and we may hold these positions longer than anticipated.
In November 2018, our board of directors authorized a program to repurchase up to 6% of the outstanding shares of our Class A common stock, not to exceed $50.0 million (the “Stock Repurchase Program”). Our board of directors periodically reviews the Stock Repurchase Program, and on May 21, 2026, we announced that our board of directors approved an increase in the authorization under the Stock Repurchase Program to permit us to purchase up to $100.0 million of our Class A common stock, of which $20.0 million was previously repurchased under the pre-existing authorization, with no share count or duration limitation. The Stock Repurchase Program does not include specific price targets or timetables and may be suspended or terminated by us at any time. We intend to finance the purchases using available working capital and/or external financing. The amended authorization does not have an expiration date. During the six months ended September 30, 2026, we repurchased and retired 558,591 shares of our Class A common stock under the Stock Repurchase Program at a weighted-average price of $89.51 per share, for an aggregate purchase price of approximately $50.0 million. We did not make any repurchases of our Class A common stock under the Stock Repurchase Program during the three months ended September 30, 2026. As of September 30, 2026, the total repurchase capacity available under the Stock Repurchase Program was approximately $30.0 million.
We expect that our primary short-term and long-term liquidity needs will include cash to: (1) pay operating expenses, including cash compensation to our employees; (2) fund commitments to, provide seed capital to, warehouse investments for and otherwise support our specialized funds and customized separate accounts as described above; (3) fund capital expenditures, make strategic investments and provide capital to facilitate the growth of our business; (4) make payments and/or exercise early termination buyout rights under the tax receivable agreement; (5) pay interest and principal due on our outstanding debt; (6) pay income taxes; (7) make dividend payments to our stockholders and distributions to holders of HLA units in accordance with our distribution policy; and (8) fund purchases of our Class A common stock pursuant to the Stock Repurchase Program and settle in cash HLA unit exchanges and exercises of the warrant issued to The Guardian Life Insurance Company.
We are required to maintain minimum net capital balances for regulatory purposes for certain of our foreign subsidiaries and our broker-dealer subsidiary, and minimum cash balances related to our self-funded medical insurance plan put in place as of January 1, 2025. The net capital requirements are met by retaining cash. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2026 and March 31, 2026, we were required to maintain approximately $8.3 million and $8.0 million, respectively, in liquid net assets to meet regulatory net capital and capital adequacy requirements. We are in compliance with these regulatory requirements as of each such date.

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
Cash Flows
Six months ended September 30, 2026 and 2025

	Six Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$105,225	$247,830
Net cash used in investing activities	$(370,615)	$(227,916)
Net cash provided by financing activities	$241,924	$29,723
Operating Activities
Operating activities generally reflect our earnings in the respective periods after adjusting for significant non-cash activity, including equity in income of investees, equity-based compensation, lease expense, fair value adjustments to investments, consideration payable to customers and depreciation and amortization, all of which are included in earnings. For the six months ended September 30, 2026 and 2025, our net cash provided by operating activities was driven primarily by receipts of management fees and incentive fees, partially offset by payment of operating expenses, which includes compensation and benefits and general, administrative and other expenses. During the six months ended September 30, 2026, cash provided by operating activities was impacted by a change in the timing of bonus payments, as the final portion of the fiscal 2026 bonus was paid in May 2026 and cash relinquished from a deconsolidated fund.
Investing Activities
Investing activities generally reflect cash used for fixed asset purchases and contributions to and distributions from our investments. For the six months ended September 30, 2026 and 2025, our net cash used in investing activities was driven primarily by purchases of furniture, fixtures and equipment, purchases of investments, and net contributions to our Funds. The increase in net cash used in investing activities for the six months ended September 30, 2026 compared to the prior year was primarily driven by higher purchases of investments by our Consolidated Funds, reflecting increased investment activity in funds consolidated in the prior year that had lower levels of activity during the earlier stages of their deployment, partially offset by distributions from investments.

Financing Activities
Our financing activities generally reflect cash received from debt and equity financings, payments to owners in the form of dividends, distributions and repurchases of shares and scheduled drawdowns and repayments of our outstanding debt. For the six months ended September 30, 2026 and 2025, our net cash provided by financing activities was driven primarily by contributions from NCI in Consolidated Funds partially offset by dividends paid to stockholders, and distributions to HLA members. For the six months ended September 30, 2026, net cash provided by financing activities was additionally driven by a Consolidated Fund drawing on the Bridge Facility partially offset by the purchase and retirement of shares of our Class A common stock.
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
•Management fees from our specialized funds and customized separate accounts are derived from applying a contractual fee rate to a specified fee base, which is generally capital committed or net invested capital. For those arrangements in which the applicable fee base is NAV, changes in the fair value of the underlying investments will impact management fees. As of September 30, 2026, we estimate that a hypothetical 10% decrease in the NAV-based fee base (holding all other variables constant) would decrease management fee revenue by approximately $27.1 million over the next 12 months.
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

Exchange Rate Risk
Several of our specialized funds and customized separate accounts hold investments denominated in non-U.S. dollar currencies that may be affected by movements in the rate of exchange between the U.S. dollar and foreign currency, which could impact investment performance. Although the currency exposure related to investments in foreign currency assets is limited to our interest, which is typically one percent of total capital commitments, we also have larger interests in certain Funds, which primarily reflect initial capital we contributed to support the launch of those Funds. Our ownership percentage in these Funds decreases as third-party investors subscribe. We do not possess significant assets in foreign countries in which we operate or engage in material transactions in currencies other than the U.S. dollar. Therefore, changes in exchange rates are not expected to materially impact our financial statements.
Interest Rate Risk
As of September 30, 2026, we had $170.6 million in borrowings outstanding under our Loan Agreements, consisting of $78.1 million outstanding under the Term Loan Agreement and $92.5 million outstanding under the 2020 Multi-Draw Term Loan Agreement. We did not have any borrowings outstanding under the Revolving Loan Agreement or the 2022 Multi-Draw Term Loan Agreement as of September 30, 2026.
The annual interest rate on the Term Loan Agreement, which is at the prime rate minus 1.25%, subject to a floor of 3.00%, was 5.75% as of September 30, 2026. The interest rate under the 2020 Multi-Draw Term Loan Agreement is fixed.
Our $100.0 million aggregate principal amount of Senior Notes due October 15, 2029 have a fixed interest rate of 5.28%.
Based on the floating rate component of our Loan Agreements payable as of September 30, 2026, we estimate that a 100 basis point increase in interest rates would result in increased interest expense of approximately $0.8 million over the next 12 months.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Our management, including our Co-Chief Executive Officers and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2026. Our disclosure controls and procedures are intended to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including the Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Based on management’s evaluation, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table provides information about our repurchase activity with respect to shares of our Class A common stock for the quarter ended September 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 - 31, 2026	—	$—	—	$30,000,000
August 1 - 31, 2026	—	$—	—	$30,000,000
September 1 - 30, 2026	9,625	$93.03	—	$30,000,000
Total	9,625		—	$30,000,000
(1) Represents shares of Class A common stock tendered by employees as payment of taxes withheld on the vesting of restricted stock granted under HLI’s Amended and Restated 2017 Equity Incentive Plan.
(2) On November 6, 2018, we announced that our board of directors authorized a program to repurchase, in the aggregate, up to 6% of the outstanding shares of our Class A common stock as of the date of the authorization, not to exceed $50.0 million (the “Stock Repurchase Program”). The authorization provides us the flexibility to repurchase shares in the open market or in privately negotiated transactions from time to time, based on market conditions and other factors. On May 21, 2026, we announced that our board of directors had approved an increase in the authorization under the Stock Repurchase Program to permit us to purchase up to $100.0 million of our Class A common stock, of which $20.0 million was already repurchased under the pre-existing authorization, with no share count or duration limitations. During the three months ended September 30, 2026, we did not make any repurchases of our Class A common stock under the Stock Repurchase Program. As of September 30, 2026, the total repurchase capacity available under the Stock Repurchase Program was approximately $30.0 million.

Item 5. Other Information
Item 5.02(e) Leadership Evolution
As previously disclosed, on October 12, 2026, our board of directors appointed Hartley R. Rogers as the Company’s Co-Chief Executive Officer (“Co-CEO”) to serve alongside Juan Delgado-Moreira. Mr. Rogers will also continue to serve as Chairman of the Board, but will no longer serve as an Executive Co-Chairman (“Executive Co-Chair”) of the Company. In connection with this leadership transition, Erik R. Hirsch has transitioned from his position as Co-CEO to the position of Executive Co-Chair.
In connection with the foregoing leadership transition, the Company entered into a side letter (the “Side Letter”) with Mr. Hirsch on October 28, 2026, reflecting the following changes to Mr. Hirsch’s compensation arrangements, as approved by our board of directors: (1) in the event of Mr. Hirsch’s termination of employment by the Company without Cause (as defined in the Side Letter) or Mr. Hirsch’s resignation for Good Reason (as defined in the Side Letter), (i) certain of Mr. Hirsch’s outstanding and unvested time-based and performance-based restricted stock awards, carried interest awards and bonus amounts will be deemed fully vested or payable, as applicable, as of his termination date (with any performance goals applicable to his long-term performance-based restricted stock award remaining subject to vesting based on the Company’s actual performance at the end of the applicable performance period) and (ii) any awards that remain ungranted from the Co-CEO Annual Awards described in the Company’s definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on July 23, 2026, will be granted and deemed fully vested as of Mr. Hirsch’s termination date, and (2) the Company will provide Mr. Hirsch with a new cash incentive award in connection with certain of its future strategic technology investments, with a value to be determined by the Board. Such accelerated vesting or payment of awards and additional cash incentive award will be subject to Mr. Hirsch’s execution and non-revocation of a release of claims in favor of the Company.
The foregoing description does not purport to be complete and is qualified in its entirety by reference to the Side Letter, which is filed as Exhibit 10.1 to this Form 10-Q and is incorporated herein by reference.
Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers adopted, terminated or modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of Hamilton Lane Incorporated	8-K	3.1	9/12/23	001-38021
3.2	Amended and Restated Bylaws of Hamilton Lane Incorporated	8-K	3.2	9/12/23	001-38021
10.1†	Side Letter, dated October 28, 2026, between Hamilton Lane Incorporated and Erik R. Hirsch					X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32‡	Certifications of Principal Executive Officers and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

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

60

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of November, 2026.

HAMILTON LANE INCORPORATED

By:	/s/ Jeffrey Armbrister
Name: Jeffrey Armbrister
Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Authorized Signatory)